Form 10-K
period 2020-12-31
HighCape Capital Acquisition Corp.
filed 2021-03-30
CIK 1816431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-39486

HighCape Capital Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-1388175
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

452 Fifth Avenue, 21st Floor New York, NY 10018	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (646) 793-3510

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one share of Class A Common Stock and one-third of one Warrant	CAPAU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	CAPA	The Nasdaq Stock Market LLC
Warrants to purchase one share of Class A Common Stock	CAPAW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on December 31, 2020, as reported on the Nasdaq Capital Market, was approximately $122,859,600.

As of February 1, 2021, there were 11,905,000 shares of Class A common stock and 2,875,000 shares of Class B common stock of the registrant issued and outstanding.

TABLE OF CONTENTS

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward- looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination with Quantum-Si Incorporated, or any other initial business combination;

●	our expectations around the performance of Quantum-Si Incorporated, or any other prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as described herein) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this report, or the context otherwise requires, references to:

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as described herein;

●	“HighCape” are to HighCape Capital Acquisition Corp.; “initial stockholders” are to our sponsor and any other holders of our founder shares (or their permitted transferees);

●	“management” or our “management team” are to our officers and directors;

●	“private placement units” are to the units issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“Quantum” are to Quantum-Si Incorporated; “sponsor” are to HighCape Capital Acquisition LLC, a Delaware limited liability company;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

●	“we,” “us,” “company”, “our company” or “the Company” are to HighCape Capital Acquisition Corp.

PART I

Item 1.	Business.

Overview

We are a blank check company incorporated on June 10, 2020, as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. We recently identified and intend to effectuate an initial business combination with Quantum-Si Incorporated, a Delaware corporation (“Quantum-Si”).

We have generated no operating revenues to date and we will not generate operating revenues until we consummate our initial business combination. We expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

Initial Public Offering

On September 9, 2020, we consummated our initial public offering (the “IPO”) of 11,500,000 units (the “Units”), which includes the issuance of 1,500,000 Units as a result of the underwriter’s exercise of their over-allotment option in full. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $115,000,000.

Simultaneously with the closing of the initial public offering, the Company consummated the private sale of 405,000 units (the “Private Placement Units”) to HighCape Capital Acquisition LLC, a Delaware limited liability company and sponsor to the Company (the “Sponsor”), at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $4,050,000. The Private Placement Units are identical to the Units sold in the IPO, except that the Sponsor has agreed not to transfer, assign or sell any of the Private Placement Units (except to certain permitted transferees) until 30 days after the completion of the Company’s initial business combination. The warrants underlying the Private Placement Units are also not redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Following the Closing of the IPO, a total of $115,000,000, comprised of $112,700,000 of the proceeds from the IPO (which amount includes $4,025,000 of the underwriter’s deferred discount) and $2,300,000 of the proceeds of the sale of the Private Placement Units, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Our Class A common stock, units and warrants are each traded on Nasdaq under the symbols “CAPA”, “CAPAU” and “CAPAW”, respectively. Our units began trading on Nasdaq on September 4, 2020, and our Class A common stock and warrants began trading on Nasdaq on November 13, 2020.

Business Combination Agreement

On February 18, 2021, the Company entered into a business combination agreement with Tenet Merger Sub, Inc., our wholly-owned subsidiary (“Merger Sub”), and Quantum (the “Business Combination Agreement”). If the Business Combination Agreement is approved by our stockholders, and the business combination is consummated (the “Business Combination”), Merger Sub will merge with and into Quantum-Si with Quantum-Si surviving the merger as our wholly-owned subsidiary (the “Merger”). In connection with and following the consummation of the Merger, the Company will be renamed “Quantum-Si Incorporated” and is referred to herein as “New Quantum-Si” as of the time following such change of name.

Quantum-Si is an innovative life sciences company with the mission of transforming single molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell.

As a consequence of the Business Combination, at the time the Merger becomes effective (such time, the “Effective Time”), each share of the Company’s Class B common stock that is issued and outstanding as of immediately prior to the Effective Time will be converted, on a one-for-one basis, into a share of New Quantum-Si Class A common stock. The Business Combination will have no effect on the Company’s Class A common stock that is issued and outstanding as of immediately prior to the Effective Time, which will continue to remain outstanding.

Additionally, as a consequence of the Merger, (i) each share of Quantum-Si capital stock (other than the Quantum-Si Series A preferred stock and any shares of Quantum-Si capital stock held immediately prior to the effective time of the Merger (the “Effective Time “) that is issued and outstanding as of immediately prior to the Effective Time will be automatically cancelled and extinguished and converted into the right to receive a number of shares of New Quantum-Si Class A common stock, (ii) each share of Quantum-Si Series A preferred stock that is issued and outstanding as of immediately prior to the Effective Time will be automatically cancelled and extinguished and converted into the right to receive a number of shares of New Quantum-Si Class B common stock; (iii) each option to purchase shares of Quantum-Si common stock, whether vested or unvested, that is outstanding and unexercised immediately prior to the Effective Time will be assumed by New Quantum-Si and will become an option (vested or unvested, as applicable) to purchase a number of shares of New Quantum-Si Class A common stock; and (iv) each Quantum-Si restricted stock unit outstanding immediately prior to the Effective Time will be assumed by New Quantum-Si and will become a restricted stock unit with respect to a number of shares of New Quantum-Si Class A common stock. New Quantum-Si Class B common stock will have the same economic terms as New Quantum-Si Class A common stock, but the New Quantum-Si Class B common stock will have twenty (20) votes per share.

In addition, if the Business Combination is consummated, the Company will file the proposed amended and restated certificate of incorporation to be adopted by the Company (the “Proposed Charter”) with the Secretary of State of the State of Delaware. As a consequence of adopting the Proposed Charter, New Quantum-Si will adopt a dual class structure, comprised of New Quantum-Si Class A common stock, which will carry one vote per share, and New Quantum-Si Class B common stock, which will carry twenty (20) votes per share.

Concurrently with the execution of the Business Combination Agreement, we entered into subscription agreements (the “PIPE Investor Subscription Agreements”) with certain institutional and accredited investors (the “PIPE Investors”), pursuant to which the PIPE Investors have agreed to purchase, immediately prior to the Closing, an aggregate of 42,500,000 shares of the Company’s Class A common stock at a purchase price of $10.00 per share (the “PIPE Financing”), for aggregate gross proceeds of $425.0 million.

In addition, concurrently with the execution of the Business Combination Agreement, we entered into subscription agreements (the “Foresite Subscription Agreements”), with certain affiliates of Foresite Capital Management, LLC (the “Foresite Funds”), pursuant to which the Foresite Funds will be issued 696,250 shares of the Company’s Class A common stock at a price of $0.001 per share for aggregate gross proceeds of $696.25 after a corresponding number of shares of the Company’s Class B common stock are irrevocably forfeited by the Sponsor (as defined below) to the Company for no consideration and automatically cancelled.

In connection with our IPO, our Sponsor and our initial stockholders (consisting of David Colpman, Antony Loebel and Robert Taub) and our other directors and officers at the time of our IPO entered into a letter agreement (the “Sponsor Letter Agreement”) to vote their shares in favor of the Business Combination, which will be presented at the special meeting of the stockholders (the “Special Meeting”) to vote on certain proposals in connection with the Business Combination (the “Transaction Proposals).

In addition, concurrently with the execution of the Business Combination Agreement, our Sponsor, David Colpman, Antony Loebel, Robert Taub, the Company, Deerfield Partners, L.P., and Quantum-Si entered into the Sponsor Letter Agreement (the “Sponsor Letter Agreement”), pursuant to which the Sponsor, each other holder of HighCape Class B common stock and Deerfield Partners, L.P. have agreed to, among other things, vote in favor of the Transaction Proposals in connection with the Business Combination.

Dr. Jonathan Rothberg (the founder and Chairman of Quantum Si, “Dr. Rothberg”) and certain stockholders of Quantum-Si affiliated with Dr. Rothberg (collectively, the “supporting Quantum-Si stockholders”) entered into a support agreement (the “Quantum-Si Transaction Support Agreement”) with the Company concurrently with the execution of the Business Combination Agreement, under which, each supporting Quantum-Si stockholder agreed, among other things, to support and vote in favor of the Business Combination Agreement and the related agreements to which Quantum-Si is or will be a party and the transactions contemplated thereby.

In connection with the consummation of the Business Combination, Quantum-Si and Dr. Rothberg will enter into an agreement (the “Executive Chairman Agreement”), effective as of the closing of the Business Combination (the “Closing”), pursuant to which Dr. Rothberg will advise New Quantum-Si’s Chief Executive Officer and provide guidance to the New Quantum-Si Board.

The parties will also enter into an Amended and Restated Registration Rights Agreement in connection with the Closing.

Our Management Team

Our management team is led by Mr. Kevin Rakin, our chief executive officer, who has more than 30 years of experience in leading, investing and exiting life sciences companies across a wide array of products and services. Mr. Rakin has been a chief executive officer, chairman and a board member for a number of public and private life sciences companies, including Genaissance Pharmaceuticals, Inc. (“Genaissance”) (merged with Clinical Data, Inc. (“Clinical Data”) and subsequently sold to Forest Laboratories, Inc.), Cyvek, Inc. (sold to Bio-Techne Corporation), Ipsogen SA (sold to Qiagen Inc. (“Qiagen”)) and Collagen Matrix, Inc. (sold to Linden Capital Partners). Prior to co-founding HighCape in 2013, Mr. Rakin was the chairman and chief executive officer of Advanced BioHealing, Inc. (“ABH”). From 2006-2011, together with most of the members of the HighCape team, ABH grew from a company with eight employees and no revenue to one with a revenue run rate approaching $176 million per year and over 500 employees. In 2011, ABH was acquired by Shire Plc for $750 million.

The other member of our management team is Matt Zuga, who will be our chief financial officer. Messrs. Rakin and Zuga co-founded HighCape and have worked on transactions together for more than 20 years. Prior to HighCape, Mr. Zuga was a managing director with Syngenta Ventures Pte Ltd, an investment vehicle of Syngenta Corp. He was also the founder and managing member of Red Abbey Venture Partners (“Red Abbey”), an investment company focused on biotechnology companies. Prior to Red Abbey, Mr. Zuga was a Managing Director and head of life sciences investment banking at Legg Mason, Inc. (“Legg Mason”).

We believe our management team is well positioned to take advantage of the growing set of acquisition opportunities in the life sciences industry and that our contacts and relationships, ranging from owners of private and public companies, private equity funds, venture capital firms, investment bankers, attorneys, accountants and business brokers will allow us to generate an attractive transaction for our stockholders.

Industry opportunity

Our focus is in the life sciences industry in the United States and other developed countries. We believe the life sciences industry is attractive for a number of reasons:

Large Target Market

The life sciences industry represents an enormous target market. Total U.S. national health expenditure exceeds $3 trillion, and the Center for Medicare and Medicaid Services has estimated that total healthcare spending will approach 20% of total U.S. Gross Domestic Product over the coming years. The number of private companies in the life sciences industry is significant, with over 30,000 firms focused on various sub-sectors of the healthcare value chain in the United States alone. The market dynamics are similar in Europe and other developed countries.

Broad Universe of Potential Targets

We intend to focus our investment effort broadly across the life sciences industry, which encompasses therapeutics, devices, diagnostics and animal health. We believe that our investment and operating expertise in healthcare across multiple industry verticals will give us a large, addressable universe of potential targets. The diversity of the target universe and the number of largely uncorrelated sub-sectors maximizes that likelihood that our management team will be able to identify and execute an attractive transaction.

Limited Competition

Our management team believes that the complexity of the life sciences industry acts as a barrier to entry, requiring investors to have significant knowledge and expertise to identify and appropriately analyze investment opportunities. Technical, clinical and scientific knowledge, an understanding of the reimbursement environment and regulatory landscape, complex valuation methodologies, specialized accounting treatments, and regulatory and political considerations may deter competition from generalist firms.

Favorable Trends

Total global healthcare expenditure has grown at a pace substantially above the global economy in the recent past, and this growth is projected to continue over the years to come, which we anticipate will include an aging population, increased prevalence of chronic disease and improved access to healthcare. While the size of healthcare spending has grown and will continue to grow, this expense has put significant pressure on payers, including federal and state governments as well as individuals. This dynamic provides opportunities to life sciences companies with innovative approaches that provide better clinical outcomes and also bend the cost curve for payers. The HighCape team has extensive experience in identifying, growing and exiting exactly these types of companies.

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

Life Sciences Businesses

We believe that the life sciences segment provides the greatest number of opportunities for investment and is consistent with HighCape’s historical investment history. This segment is where we believe we also have the strongest network to identify the greatest number of attractive opportunities and we believe the larger market capitalization and public float of the resulting company will be more attractive to our investors.

Companies with Revenue and Earnings Growth or Potential for Revenue and    Earnings Growth

We will seek to acquire one or more businesses that have achieved or have the potential for significant revenue and earnings growth through a combination of organic growth, synergistic add-on acquisitions, new product markets and geographies, increased production capacity, expense reduction and increased operating leverage.

Companies with, or with the Potential for, Strong Free Cash Flow Generation

We will seek to acquire one or more businesses that already have, or have the potential to generate, consistent, stable and recurring free cash flow when their product or products have achieved an appropriate level of market penetration.

Strong Competitive Position

We intend to focus on acquisition targets that have a leading, growing or niche market position in their respective industries. We will analyze the strengths and weaknesses of target businesses relative to their competitors. We will seek to acquire one or more businesses that demonstrate advantages when compared to their competitors, which may help to protect their market position and profitability.

Experienced Management Team

We will seek to acquire one or more businesses with a complete, experienced management team that provides a platform for us to further develop the acquired business’s management capabilities. We will seek to partner with a potential target’s management team and expect that the operating and financial abilities of our executive team and board will complement their own capabilities.

Benefit from Being a Public Company

We intend to acquire one or more businesses that will benefit from being publicly traded and can effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company. We will focus on companies that have proven technology or products, with strong supporting data, near and long term milestones and strong fundamentals. We do not intend to acquire start-up companies or companies without a path to long-term profitability.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into a business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in the Company’s Form S-4, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC. In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account). We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders’ own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all the target businesses.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Class A common stock (or shares of a new holding company) or for a combination of our Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

Financial Position

With funds available for a business combination initially in the amount of $110,975,000 (assuming no redemptions) after payment of $4,025,000 of deferred underwriting fees), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until the time at which our initial business combination is consummated. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the private placement units, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We have selected a specific business combination target and have entered into a business combination agreement with such target. Although our management has assessed certain risks inherent in our potential target business with which we may combine, we cannot assure you that our assessment will result in our identifying all risks that the target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect the target business.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We have entered into certain PIPE subscription agreements in connection with our initial business combination as further discussed herein. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through incurrence of debt or otherwise.

Sources of Target Businesses

We believe our management team’s significant operating and transaction experience and relationships will provide us with a substantial number of potential initial business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world, which includes private equity firms, venture capitalists and entrepreneurs. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, the reputation of our management team for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions. In addition, members of our management team have developed contacts from serving on the boards of directors of public companies.

This network has provided our management team with a flow of referrals that has resulted in numerous transactions which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our management team will provide us important sources of investment opportunities. In addition, we anticipate that target business combination candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). In addition, as of the date of this Form 10-K we are paying our sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. Any such payments prior to our initial business combination will be made from funds held outside the trust account. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm stating that such an initial business combination is fair to our company from a financial point of view.

Members of our management team and our independent directors are eligible to receive our founder shares and/or private placement units following the IPO and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.

Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval Is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of common stock that will be equal to or in excess of 20% of the number of our shares of common stock then outstanding (other than in a public offering);

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest earned on the trust account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common stock or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, initial stockholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, initial stockholders, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our initial stockholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or any of their affiliates will select which stockholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (net of permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial stockholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they may hold in connection with the completion of our initial business combination.

Limitations on Redemptions

Our amended and restated certificate of incorporation will provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s stockholder approval rules.

The requirement that we provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above will be contained in provisions of our amended and restated certificate of incorporation and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon.

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares and private placement shares, we would need only 3,562,501, or 35.6%, of the 10,000,000 public shares sold in the IPO to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved (assuming the over-allotment option is not exercised). These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial business combination is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public stockholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public stockholders who elected to redeem their shares.

Our amended and restated certificate of incorporation will provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares, without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 20% of the shares sold in the IPO without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares for or against our initial business combination.

Delivering Stock Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial business combination is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two business days prior to the vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until 18 months from the closing of the IPO.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 18 months from the closing of the IPO to complete our initial business combination. If we do not complete our initial business combination within such 18-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 18-month time period.

Our initial stockholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within 18 months from the closing of the IPO. However, if our initial stockholders, sponsor or management team acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time period.

Our initial stockholders, sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,000,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of the IPO will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,000,000 from the proceeds of the IPO with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the funds in our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of the IPO may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of the funds in our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of the IPO, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our initial business combination within 18 months from the closing of the IPO, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 18 months from the closing of the IPO, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently sub-lease our executive offices at 452 Fifth Avenue, 21st Floor, New York, NY 10018 from our sponsor and our phone number is 646-793-3510.

Employees

We currently have two executive officers: Kevin Rakin and Matt Zuga. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We will register our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We will file a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 1A.  Risk Factors.

You should carefully consider all of the following risk factors and all other information contained in this Report including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation

Risk Factors Relating to HighCape and the Business Combination

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected.  Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected."

Directors and officers of HighCape have potential conflicts of interest in recommending that stockholders vote in favor of approval of the Business Combination and approval of the other proposals described in the Company’s proxy statement/prospectus filed as part of the Company’s Form S-4 on March 1, 2021 (the “Form S-4”).

When considering the recommendation of the HighCape Board that the HighCape stockholders vote in favor of approval of the Business Combination, HighCape stockholders should be aware that HighCape’s initial stockholders, including its directors and officers, have interests in the Business Combination that may be different from, or in addition to, the interests of HighCape stockholders and warrant holders generally. These interests include, among other things, the interests listed below:

●	If we are unable to complete our initial business combination by September 9, 2022, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the HighCape Board, liquidate and dissolve, subject in each case to our obligations under the DGCL to provide for claims of creditors and the requirements of other applicable law.

●	There will be no liquidating distributions from the Trust Account with respect to our founder shares if we fail to complete our initial business combination by September 9, 2022. Our initial stockholders purchased the founder shares prior to our initial public offering for an aggregate purchase price of $25,000.

●	In connection with the closing of our initial public offering, we consummated the sale of 405,000 private placement units at a price of $10.00 per unit in a private placement to our Sponsor. Each unit is composed of one share of Class A common stock par value $0.0001 and one third of one warrant, at a price of $10.00 per unit. The warrants are each exercisable commencing the later of 30 days following the consummation of the Business Combination and 12 months from the closing of our initial public offering, which occurred on September 9, 2020, for one share of HighCape Class A common stock at $11.50 per share. If we do not consummate a business combination transaction by September 9, 2022, then the proceeds from the sale of the private placement units will be part of the liquidating distribution to the public stockholders and the units held by our initial stockholders will be worthless. The units held by our initial stockholders had an aggregate market value of approximately $6.3 million based upon the closing price of $15.64 per unit on Nasdaq on February 26, 2021.

●	Our initial stockholders, officers and directors will lose their entire investment in us if we do not complete a business combination by September 9, 2022.

●	Concurrently with the execution of the Business Combination Agreement, HighCape entered into the PIPE Investor Subscription Agreements with the PIPE Investors, pursuant to which the PIPE Investors have agreed to purchase, immediately prior to the Closing, an aggregate of 42,500,000 shares of HighCape Class A common stock at a purchase price of $10.00 per share.

●	Concurrently with the execution of the Business Combination Agreement, HighCape entered into the Subscription Agreements with the Foresite Funds, pursuant to which the Foresite Funds have agreed to purchase, immediately prior to the Closing, an aggregate of 696,250 shares of HighCape Class A common stock at a price of $0.001 per share for aggregate gross proceeds of $696.25 after a corresponding number of shares of HighCape Class B common stock are irrevocably forfeited by the Sponsor to HighCape for no consideration and automatically cancelled.

●	Certain of our officers and directors may continue to serve as directors of New Quantum-Si after the Closing. As such, in the future they may receive any cash fees, stock options or stock awards that the New Quantum-Si Board determines to pay to its directors.

●	In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will indemnify us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest earned on the Trust Account which may be withdrawn to pay our franchise and income taxes, except as to any claims by a third party or target which executed a waiver of any and all rights to the monies held in the Trust Account and except as to any claims under our indemnity of the underwriters in our initial public offering against certain liabilities, including liabilities under the Securities Act.

●	Following the Closing, our Sponsor would be entitled to the repayment of any working capital loan and advances that have been made to HighCape and remain outstanding. As of the date of this Form 10-K, our Sponsor has not made any advances to us for working capital expenses. If we do not complete an initial business combination within the required period, we may use a portion of our working capital held outside the Trust Account to repay the working capital loans, but no proceeds held in the Trust Account would be used to repay the working capital loans.

●	Following the consummation of the Business Combination, we will continue to indemnify our existing directors and officers and will maintain a directors’ and officers’ liability insurance policy.

●	Upon the Closing, subject to the terms and conditions of the Business Combination Agreement, our Sponsor, our officers and directors and any of their respective affiliates may be entitled to reimbursement for any reasonable out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination, and repayment of any other loans, if any, and on such terms as to be determined by HighCape from time to time, made by our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination.

The existence of financial and personal interests of the HighCape officers or directors and entities affiliated with them may have influenced their decision to approve the Business Combination. You should consider these interests when evaluating the Business Combination and the recommendation of the HighCape Board to vote in favor of the Business Combination Proposal and other proposals to be presented to the stockholders.

HighCape’s initial stockholders and its other directors and officers at the time of its initial public offering have agreed to vote in favor of the Business Combination, regardless of how our public stockholders vote.

In connection with our initial public offering, our Sponsor and our initial stockholders and our other directors and officers at the time of our initial public offering entered into a letter agreement to vote their founder shares and any public shares acquired by them during or after the initial public offering in favor of the Business Combination Proposal being presented at the Special Meeting, which was unanimously recommended by the HighCape Board. In addition, concurrently with the execution of the Business Combination Agreement, the Sponsor, David Colpman, Antony Loebel, Robert Taub, HighCape, Deerfield Partners, L.P., and Quantum-Si entered into the Sponsor Letter Agreement, pursuant to which the Sponsor, each other holder of HighCape Class B common stock and Deerfield Partners, L.P. have agreed to, among other things, vote in favor of the Transaction Proposals (including the Business Combination Proposal). The shares held by our Sponsor, our other initial stockholders, our other directors and officers and Deerfield Partners, L.P. that are obligated to vote in favor of the Business Combination represent approximately 27% of the voting power of HighCape.

Accordingly, it is more likely that the necessary stockholder approval for the Business Combination will be received than would be the case if the Sponsor, our initial stockholders, our directors and officers and Deerfield Partners, L.P. had agreed to vote their shares in accordance with the majority of the votes cast by our public stockholders.

Neither the HighCape Board nor any committee thereof obtained a third-party valuation in determining whether or not to pursue the Business Combination.

Neither the HighCape Board nor any committee thereof is required to obtain an opinion from an independent investment bank that is a member of the Financial Industry Regulatory Authority, Inc. or from an independent accounting firm that the price that HighCape is paying for Quantum-Si is fair to HighCape from a financial point of view. Neither the HighCape Board nor any committee thereof obtained a third party valuation in connection with the Business Combination. In analyzing the Business Combination, the HighCape Board and management conducted due diligence on Quantum-Si and researched the industry in which Quantum-Si operates. The HighCape Board reviewed, among other things, financial due diligence materials prepared by HighCape management and professional advisors, including trading multiples and other valuation metrics for comparable companies, market opportunity studies conducted by an independent consulting firm engaged to assess the size and scope of the market for Quantum-Si’s products, Quantum-Si’s financial projections and the various factors that may cause the company to miss or exceed its projections and the financial terms set forth in the Business Combination Agreement, and concluded that the Business Combination was in the best interest of its stockholders. Accordingly, investors will be relying solely on the judgment of the HighCape Board and management in valuing Quantum-Si, and the HighCape Board and management may not have properly valued Quantum-Si’s business. The lack of a third-party valuation may also lead an increased number of stockholders to vote against the Business Combination or demand redemption of their shares, which could potentially impact our ability to consummate the Business Combination.

HighCape’s initial stockholders, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on the Business Combination and reduce the public “float” of our common stock.

HighCape’s initial stockholders, directors, officers, advisors or any of their affiliates may purchase shares and/or warrants from investors, or they may enter into transactions with such investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of the Business Combination Proposal or not redeem their public shares. The purpose of any such transaction could be to (i) vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Business Combination, (ii) increase the likelihood that the Aggregate Transaction Proceeds Condition is satisfied, or (iii) reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with the Business Combination. Any such stock purchases and other transactions may thereby increase the likelihood of obtaining stockholder approval of the Business Combination. This may result in the completion of the Business Combination in a way that may not otherwise have been possible. While the exact nature of any such incentives has not been determined as of the date of this Form 10-K, they might include, without limitation, arrangements to protect such investors or holders against potential loss in value of their shares, including the granting of put options and the transfer to such investors or holders of shares or rights owned by HighCape’s initial stockholders for nominal value. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions.

Entering into any such arrangements may have a depressive effect on public shares. For example, as a result of these arrangements, an investor or holder may have the ability to effectively purchase shares at a price lower than market and may therefore be more likely to sell the shares it owns, either prior to or immediately after the Special Meeting.

If such transactions are effected, the consequence could be to cause the Business Combination to be approved in circumstances where such approval could not otherwise be obtained. Purchases of public shares by the persons described above would allow them to exert more influence over the approval of the proposals to be presented at the Special Meeting and would likely increase the chances that such proposals would be approved. In addition, if such purchases are made, the public “float” of our common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

HighCape’s outstanding warrants will become exercisable for New Quantum-Si Class A common stock following the Business Combination, which will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Following the Business Combination, there will be 3,833,333 outstanding public warrants to purchase 3,833,333 shares of New Quantum-Si Class A common stock at an exercise price of $11.50 per share, which warrants will become exercisable commencing the later of 30 days following the Closing and 12 months from the closing of our initial public offering, which occurred on September 9, 2020. In addition, there will be 135,000 private placement warrants outstanding exercisable for 135,000 shares of New Quantum-Si Class A common stock at an exercise price of $11.50 per share. In certain circumstances, the public warrants and private placement warrants may be exercised on a cashless basis. To the extent such warrants are exercised, additional shares of New Quantum-Si Class A common stock will be issued, which will result in dilution to the holders of New Quantum-Si Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of New Quantum-Si Class A common stock, the impact of which is increased as the value of our stock price increases.

Even if we consummate the Business Combination, there can be no assurance that the warrants will be in the money at the time they become exercisable, and they may expire worthless.

The exercise price for the outstanding warrants is $11.50 per share of New Quantum-Si Class A common stock. There can be no assurance that the warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless.

Our stockholders will experience immediate dilution as a consequence of the issuance of shares of New Quantum-Si Class A common stock in the Transactions. Having a minority share position may reduce the influence that our current stockholders have on the management of New Quantum-Si.

Assuming that no public stockholders exercise their redemption rights in connection with the Business Combination, immediately after the consummation of the Business Combination based on an assumed Closing Date of May 15, 2021 and Quantum-Si shares outstanding as of February 1, 2021, HighCape’s public stockholders will hold 11,500,000 shares of New Quantum-Si Class A common stock, or approximately 8.5% of the total outstanding New Quantum-Si common stock representing 2.2% of the voting power following the Business Combination.

There are currently outstanding an aggregate of 3,968,333 warrants to acquire shares of HighCape Class A common stock, which comprise 135,000 private placement warrants held by HighCape’s initial stockholders at the time of HighCape’s initial public offering and 3,833,333 public warrants. Each of HighCape’s outstanding whole warrants is exercisable commencing the later of 30 days following the Closing and 12 months from the closing of our initial public offering, which occurred on September 9, 2020, for one share of HighCape Class A common stock in accordance with its terms.

Subsequent to the consummation of the Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Although HighCape has conducted due diligence on Quantum-Si, HighCape cannot assure you that this diligence revealed all material issues that may be present in its business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of HighCape’s, New Quantum-Si’s or Quantum-Si’s control will not later arise. As a result, New Quantum-Si may incur additional costs and expenses and may be forced to later write-down or write-off assets, restructure its operations or incur impairment or other charges that could result in losses. Even if the due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that New Quantum-Si reports charges of this nature could contribute to negative market perceptions about New Quantum-Si or its securities. In addition, charges of this nature may cause New Quantum-Si to violate net worth or other covenants to which it may be subject. Accordingly, any HighCape stockholders or warrant holders could suffer a reduction in the value of their securities.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of HighCape’s securities prior to the Closing may decline. The market values of HighCape’s securities at the time of the Business Combination may vary significantly from their prices on the date the Business Combination Agreement was executed or the date on which HighCape stockholders vote on the Business Combination. The number of shares to be issued pursuant to the Business Combination Agreement is based on the Exchange Ratio, which is assumed to be 0.8028 shares of New Quantum-Si common stock per share of Quantum-Si common stock based on an assumed Closing Date of May 15, 2021 and Quantum-Si shares outstanding as of February 1, 2021, and will not be adjusted based on any changes in the market price of HighCape Class A common stock.

In addition, following the release of cash from the Trust Account in connection with the Closing, fluctuations in the price of New Quantum-Si’s securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, there has not been a public market for the stock of Quantum-Si and trading in the shares of HighCape Class A common stock has not been active. Accordingly, the valuation ascribed to Quantum-Si in the Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination. If an active market for our securities develops and continues, the trading price of New Quantum-Si securities following the Business Combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in HighCape securities and New Quantum-Si securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of New Quantum-Si’s securities may include:

●	actual or anticipated fluctuations in New Quantum-Si’s quarterly financial results or the quarterly financial results of companies perceived to be similar to New Quantum-Si;

●	changes in the market’s expectations about New Quantum-Si’s operating results;

●	success of competitors;

●	operating results failing to meet the expectations of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning New Quantum-Si or the industry in which New Quantum-Si operates in general;

●	operating and stock price performance of other companies that investors deem comparable to New Quantum-Si;

●	the commercial launch of New Quantum-Si’s products on expected timelines;

●	ability to market new and enhanced products and services on a timely basis;

●	changes in laws and regulations affecting New Quantum-Si’s business;

●	commencement of, or involvement in, litigation involving New Quantum-Si;

●	changes in New Quantum-Si’s capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of shares of New Quantum-Si Class A common stock available for public sale;

●	any major change in New Quantum-Si’s board or management or to key personnel;

●	sales of substantial amounts of New Quantum-Si Class A common stock by HighCape’s or New Quantum-Si’s directors, executive officers or significant stockholders or the perception that such sales could occur;

●	any material and adverse impact of the COVID-19 pandemic on the markets and the broader global economy; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq specifically, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your securities at or above the price at which they were acquired. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to New Quantum-Si could depress its stock price regardless of New Quantum-Si’s business, prospects, financial conditions or results of operations. A decline in the market price of New Quantum-Si’s securities also could adversely affect its ability to issue additional securities and its ability to obtain additional financing in the future.

Our ability to successfully effect the Business Combination and to be successful thereafter will be dependent upon the efforts of key personnel of New Quantum-Si, some of whom may be from HighCape and Quantum-Si, and some of whom may join New Quantum-Si following the Business Combination. The loss of key personnel or the hiring of ineffective personnel after the Business Combination could negatively impact the operations and profitability of New Quantum-Si.

Our ability to successfully effect the Business Combination and be successful thereafter will be dependent upon the efforts of our key personnel. Although some of HighCape’s key personnel may remain with New Quantum-Si in advisory positions following the Business Combination, we expect New Quantum-Si’s current management to remain in place. We cannot assure you that we will be successful in integrating and retaining such key personnel, or in identifying and recruiting additional key individuals we determine may be necessary following the Business Combination.

New Quantum-Si’s actual financial position and results of operations may differ materially from the unaudited pro forma financial information included in the Form S-4, filed with the SEC on March 1, 2021.

The unaudited pro forma condensed combined financial information included in the Company’s Form S-4 is presented for illustrative purposes only and is not necessarily indicative of what New Quantum-Si’s actual financial position or results of operations would have been had the Business Combination been completed on the dates indicated. Accordingly, such pro forma financial information may not be indicative of New Quantum-Si’s future operating or financial performance and New Quantum-Si’s actual financial condition and results of operations may vary materially from our pro forma results of operations and balance sheet contained elsewhere in the Company’s Form S-4, including as a result of such assumptions not being accurate. Additionally, the final acquisition accounting adjustments could differ materially from the unaudited pro forma adjustments presented in the Company’s Form S-4. Any increase or decrease in the fair value of the assets acquired and liabilities assumed, as compared to the information shown herein, could also change the portion of the purchase consideration allocable to goodwill and could impact the operating results of New Quantum-Si following the Business Combination due to differences in the allocation of the purchase consideration, depreciation and amortization related to some of these assets and liabilities. The unaudited pro forma condensed combined financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings that may be associated with the Business Combination. See “Unaudited Pro Forma Condensed Combined Financial Information” for more information.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the last day of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is not an emerging growth company or is an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates is greater than or equal to $250 million as of the end of that fiscal year’s second fiscal quarter, and (ii) our annual revenues are greater than or equal to $100 million during the last completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

There can be no assurance that the New Quantum-Si Class A common stock issued in connection with the Business Combination will be approved for listing on Nasdaq, or that we will be able to comply with the continued listing standards of Nasdaq.

New Quantum-Si Class A common stock and warrants are expected to be listed on Nasdaq following the Business Combination. New Quantum-Si’s continued eligibility for listing may depend on the number of our shares that are redeemed. If, after the Business Combination, Nasdaq delists New Quantum-Si Class A common stock from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;

●	a determination that New Quantum-Si Class A common stock is a “penny stock,” which will require brokers trading in New Quantum-Si Class A common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for New Quantum-Si Class A common stock;

●	a limited amount of analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

If New Quantum-Si fails to maintain an effective system of internal control over financial reporting, New Quantum-Si may not be able to accurately report its financial results or prevent fraud. As a result, New Quantum-Si stockholders could lose confidence in New Quantum-Si’s financial and other public reporting, which would harm its business and the trading price of the New Quantum-Si Class A common stock.

Effective internal control over financial reporting is necessary for New Quantum-Si to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause New Quantum-Si to fail to meet its reporting obligations. In addition, any testing by New Quantum-Si, as and when required, conducted in connection with Section 404 of the Sarbanes-Oxley Act (“Section 404”) or any subsequent testing by New Quantum-Si’s independent registered public accounting firm, as and when required, may reveal deficiencies in New Quantum-Si’s internal control over financial reporting that are deemed to be significant deficiencies or material weaknesses or that may require prospective or retroactive changes to its financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in the New Quantum-Si’s reported financial information, which could have a negative effect on the trading price of the New Quantum-Si Class A common stock.

Pursuant to Section 404, New Quantum-Si will be required to furnish a report by its management on New Quantum-Si’s internal control over financial reporting. However, while New Quantum-Si remains an emerging growth company, New Quantum-Si will not be required to include an attestation report on internal control over financial reporting issued by its independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, New Quantum-Si will be engaged in a process to document and evaluate its internal control over financial reporting, which is both costly and challenging. In this regard, New Quantum-Si will need to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, take steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite its efforts, there is a risk that neither New Quantum-Si, nor New Quantum-Si’s independent registered public accounting firm once New Quantum-Si is required to obtain an attestation report on internal control over financial reporting from such firm, will be able to conclude within the prescribed timeframe that New Quantum-Si’s internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the New Quantum-Si’s financial statements.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share (which was the offering price in our initial public offering).

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete the Business Combination within the prescribed time frame, or upon the exercise of a redemption right in connection with the Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors. We have not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations to us and believe that the Sponsor’s only assets are securities of HighCape and, therefore, the Sponsor may not be able to satisfy those obligations. We have not asked the Sponsor to reserve for such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete the Business Combination, and you would receive such lesser amount per public share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share and (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. While we currently expect that our independent directors would take legal action on our behalf against the Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in certain instances. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per share amount that would otherwise be received by our stockholders in connection with our liquidation would be reduced.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of the HighCape Board may be viewed as having breached their fiduciary duties to our creditors, thereby exposing members of the HighCape Board and us to claims of punitive damages.

The Current Charter states that we must complete our initial business combination by September 9, 2022. If we have not completed an initial business combination by then (or such later date as our stockholders may approve in accordance with the Current Charter), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the HighCape Board, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive approximately $10.00 per share and our warrants will expire worthless.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, the HighCape Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares. Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our initial public offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with those procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution.

We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

If our stockholders fail to comply with the redemption requirements specified in the Company’s Form S-4, they will not be entitled to redeem their shares of HighCape Class A common stock for a pro rata portion of the Trust Account.

Holders of public shares are not required to affirmatively vote against the Business Combination Proposal in order to exercise their rights to redeem their shares for a pro rata portion of the Trust Account. In order to exercise their redemption rights, they are required to submit a request in writing and deliver their stock (either physically or electronically) to the Transfer Agent. Stockholders electing to redeem their shares will receive their pro rata portion of the funds held in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, calculated as of two business days prior to the anticipated consummation of the Business Combination.

The ability of HighCape stockholders to exercise redemption rights with respect to a large number of shares could increase the probability that the Business Combination would be unsuccessful and that stockholders would have to wait for liquidation in order to redeem their stock.

At the time we entered into the Business Combination Agreement and related agreements for the Business Combination, we did not know how many stockholders would exercise their redemption rights, and therefore we structured the Business Combination based on our expectations as to the number of shares that will be submitted for redemption. The Business Combination Agreement requires us to have at least $160.0 million of aggregate cash proceeds comprising (i) the aggregate cash proceeds available for release to any HighCape Party from the Trust Account in connection with the transactions contemplated by the Business Combination Agreement (after giving effect to any redemptions of public shares, if any) and (ii) the aggregate cash proceeds actually received by HighCape with respect to the PIPE Financing. The above considerations may limit our ability to complete the Business Combination or optimize our capital structure.

If you or a “group” of stockholders of which you are a part are deemed to hold in excess of 20% of the HighCape Class A common stock, you (or, if a member of such a group, all of the members of such group in the aggregate) will lose the ability to redeem all such shares in excess of 20% of HighCape Class A common stock.

A public stockholder, together with any of his, her or its affiliates or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the HighCape Class A common stock, or the “Excess Shares,” without HighCape’s prior consent. However, the stockholders’ ability to vote all of their shares (including Excess Shares) for or against the Business Combination will not be restricted. Your inability to redeem the Excess Shares will reduce your influence over HighCape’s ability to consummate the Business Combination and you could suffer a material loss on your investment in HighCape if you sell such Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to such Excess Shares if HighCape consummates the Business Combination. As a result, you will continue to hold that number of shares exceeding 20% of the Class A common stock and, in order to dispose of such Excess Shares, would be required to sell your stock in open market transactions, potentially at a loss.

HighCape does not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete the Business Combination even if a substantial majority of HighCape’s stockholders do not agree.

HighCape’s existing governance documents do not provide a specified maximum redemption threshold, except that HighCape will only redeem public shares so long as, after payment of the deferred underwriting commissions and after such redemptions, HighCape’s net tangible assets will be at least $5,000,001 after giving effect to the Transactions (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act).

As a result, HighCape may be able to complete the Business Combination even though a substantial majority of public stockholders do not agree with the transaction and have redeemed their shares or have entered into privately negotiated agreements to sell their shares to the Sponsor, officers, directors, advisors or any of their affiliates. HighCape will file or submit a Current Report on Form 8-K to disclose any material arrangements entered into or significant purchases made by any of the aforementioned persons that would affect the vote on the proposals to be put to the Special Meeting or the redemption threshold. Any such report will include descriptions of any arrangements entered into or significant purchases by any of the aforementioned persons. In the event the aggregate cash consideration we would be required to pay for all shares of HighCape common stock that are validly submitted for redemption plus any amount required to satisfy the Aggregate Transaction Proceeds Condition pursuant to the terms of the Business Combination Agreement exceeds the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The Business Combination is subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all.

The completion of the Business Combination is subject to a number of conditions. The completion of the Business Combination is not assured and is subject to risks, including the risk that approval of the Business Combination by HighCape stockholders is not obtained or that there are not sufficient funds in the Trust Account, in each case subject to certain terms specified in the Business Combination Agreement (as described under “The Business Combination Agreement — Conditions to Closing”), or that other Closing conditions are not satisfied. If HighCape does not complete the Business Combination, HighCape could be subject to several risks, including:

●	the parties may be liable for damages to one another under the terms and conditions of the Business Combination Agreement;

●	negative reactions from the financial markets, including declines in the price of HighCape Class A common stock due to the fact that current prices may reflect a market assumption that the Business Combination will be completed; and

●	the attention of our management will have been diverted to the Business Combination rather than the pursuit of other opportunities in respect of an initial business combination.

The exercise of HighCape’s directors’ and executive officers’ discretion in agreeing to changes or waivers in the terms of the Business Combination may result in a conflict of interest when determining whether such changes to the terms of the Business Combination or waivers of conditions are appropriate and in HighCape’s stockholders’ best interest.

In the period leading up to the Closing of the Business Combination, events may occur that, pursuant to the Business Combination Agreement, would require HighCape to agree to amend the Business Combination Agreement, to consent to certain actions taken by Quantum-Si or to waive rights that HighCape is entitled to under the Business Combination Agreement. Such events could arise because of changes in the course of Quantum-Si’s business, a request by Quantum-Si to undertake actions that would otherwise be prohibited by the terms of the Business Combination Agreement or the occurrence of other events that would entitle HighCape to terminate the Business Combination Agreement. In any of such circumstances, it would be at HighCape’s discretion, acting through the HighCape Board, to grant its consent or waive those rights. The existence of financial and personal interests of one or more of the directors or officers described in the preceding risk factors may result in a conflict of interest on the part of such director(s) or officer(s) between what he or they may believe is best for HighCape and its stockholders and what he or they may believe is best for himself or themselves in determining whether or not to take the requested action. As of the date of this Form 10-K, HighCape does not believe there will be any changes or waivers that HighCape’s directors and executive officers would be likely to make after stockholder approval of the Business Combination Proposal has been obtained. While certain changes could be made without further stockholder approval, HighCape will circulate a new or amended proxy statement/prospectus and resolicit HighCape’s stockholders if changes to the terms of the transaction that would have a material impact on its stockholders are required prior to the vote on the Business Combination Proposal.

Because New Quantum-Si will be a “controlled company” within the meaning of the Nasdaq rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

So long as more than 50% of the voting power for the election of directors of New Quantum-Si is held by an individual, a group or another company, New Quantum-Si will qualify as a “controlled company” within the meaning of the Nasdaq corporate governance standards. Following the completion of the Business Combination, Dr. Rothberg will control over 80.5% of the voting power of our outstanding capital stock. As a result, New Quantum-Si will be a “controlled company” within the meaning of the Nasdaq corporate governance standards and will not be subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

Dr. Rothberg may have his interest in New Quantum-Si diluted due to future equity issuances or his own actions in selling shares of New Quantum-Si Class B common stock, in each case, which could result in a loss of the “controlled company” exemption under the Nasdaq listing rules. New Quantum-Si would then be required to comply with those provisions of the Nasdaq listing requirements.

The dual class structure of New Quantum-Si common stock will have the effect of concentrating voting power with New Quantum-Si’s Chairman of the Board and Founder, which will limit an investor’s ability to influence the outcome of important transactions, including a change in control.

Shares of New Quantum-Si Class B common stock will have 20 votes per share, while shares of New Quantum-Si Class A common stock will have one vote per share. Upon the consummation of the Business Combination, Dr. Rothberg will hold all of the issued and outstanding shares of New Quantum-Si Class B common stock. Accordingly, upon the consummation of the Business Combination, Dr. Rothberg will hold over 80.5% of the voting power of New Quantum-Si’s capital stock and will be able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Dr. Rothberg may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of New Quantum-Si, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of New Quantum-Si, and might ultimately affect the market price of shares of New Quantum-Si Class A common stock. For information about our dual class structure, see the section titled “Description of New Quantum-Si Securities.”

We cannot predict the impact New Quantum-Si’s dual class structure may have on the stock price of New Quantum-Si Class A common stock.

We cannot predict whether New Quantum-Si’s dual class structure will result in a lower or more volatile market price of New Quantum-Si Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. Under these policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. It is unclear what effect, if any, these policies will have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. As a result, the market price of shares of New Quantum-Si Class A common stock could be adversely affected.

Delaware law and provisions in New Quantum-Si’s certificate of incorporation and bylaws could make a takeover proposal more difficult.

If the Business Combination is consummated, New Quantum-Si’s organizational documents will be governed by Delaware law. Certain provisions of Delaware law and of New Quantum-Si’s certificate of incorporation and bylaws could discourage, delay, defer or prevent a merger, tender offer, proxy contest or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares of New Quantum-Si Class A common stock held by New Quantum-Si’s stockholders. These provisions provide for, among other things:

●	the ability of New Quantum-Si’s board of directors to issue one or more series of preferred stock;

●	stockholder action by written consent only until the first time when Dr. Rothberg ceases to beneficially own a majority of the voting power of the capital stock of New Quantum-Si;

●	certain limitations on convening special stockholder meetings;

●	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at New Quantum-Si’s annual meetings;

●	amendment of certain provisions of the organizational documents only by the affirmative vote of (i) a majority of the voting power of the capital stock of New Quantum-Si so long as Dr. Rothberg beneficially owns shares representing a majority of the voting power of the capital stock of New Quantum-Si and (ii) at least two-thirds of the voting power of the capital stock from and after the time that Dr. Rothberg ceases to beneficially own shares representing a majority of the voting power of the voting stock of New Quantum-Si; and

●	a dual-class common stock structure with 20 votes per share of New Quantum-Si Class B common stock, the result of which is that upon the Business Combination, Dr. Rothberg will have the ability to control the outcome of matters requiring stockholder approval, even though Dr. Rothberg will own less than a majority of the outstanding shares of New Quantum-Si’s capital stock.

These anti-takeover provisions as well as certain provisions of Delaware law could make it more difficult for a third party to acquire New Quantum-Si, even if the third party’s offer may be considered beneficial by many of New Quantum-Si’s stockholders. As a result, New Quantum-Si’s stockholders may be limited in their ability to obtain a premium for their shares. If prospective takeovers are not consummated for any reason, New Quantum-Si may experience negative reactions from the financial markets, including negative impacts on the price of New Quantum-Si common stock. These provisions could also discourage proxy contests and make it more difficult for New Quantum-Si’s stockholders to elect directors of their choosing and to cause New Quantum-Si to take other corporate actions that New Quantum-Si’s stockholders desire.

New Quantum-Si’s certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings and the federal district courts as the sole and exclusive forum for other types of actions and proceedings, in each case, that may be initiated by New Quantum-Si’s stockholders, which could limit New Quantum-Si’s stockholders’ ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with New Quantum-Si or New Quantum-Si’s directors, officers or other employees.

If the Business Combination is consummated, New Quantum-Si’s certificate of incorporation will provide that, unless New Quantum-Si consents to the selection of an alternative forum, any (i) derivative action or proceeding brought on behalf of New Quantum-Si; (ii) action asserting a claim of breach of a fiduciary duty owed by, or any other wrongdoing by, any current or former director, officer or other employee or stockholder of New Quantum-Si; (iii) action asserting a claim against New Quantum-Si or any director or officer arising pursuant to any provision of the DGCL or New Quantum-Si’s certificate of incorporation or New Quantum-Si’s bylaws; or (iv) action to interpret, apply, enforce, or determine the validity of any provisions in the certificate of incorporation of bylaws; or (v) action asserting a claim against New Quantum-Si or any director or officer of New Quantum-Si governed by the internal affairs doctrine, shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware. Subject to the foregoing, the federal district courts of the United States are the exclusive forum for the resolution of any action, suit or proceeding asserting a cause of action under the Securities Act. The exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act. Any person or entity purchasing or otherwise acquiring an interest in any shares of New Quantum-Si’s capital stock shall be deemed to have notice of and to have consented to the forum provisions in New Quantum-Si’s certificate of incorporation. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that he, she or it believes to be favorable for disputes with New Quantum-Si or New Quantum-Si’s directors, officers or other employees or stockholders, which may discourage such lawsuits. We note that there is uncertainty as to whether a court would enforce these provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Alternatively, if a court were to find these provisions of New Quantum-Si’s certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, New Quantum-Si may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect New Quantum-Si’s business, financial condition and results of operations and result in a diversion of the time and resources of New Quantum-Si’s management and board of directors.

Risks Related to Our Common Stock and the Securities Market

 Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our security is currently listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders with at least 50% of such round lot holders holding securities with a market value of at least $2,500). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on Nasdaq, our units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Our stockholders will not be entitled to protections normally afforded to investors of some other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not be afforded the benefits or protections of those rules. Among other things, this means our units are immediately tradable and we have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

An investment in our securities may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our initial public offering, the allocation an investor makes with respect to the purchase price of a unit between the share of Class A common stock and the one-third of one redeemable warrant included in each unit could be challenged by the IRS or the courts. In addition, if we are determined to be a personal holding company for U.S. federal income tax purposes our taxable income would be subjected to an additional 20% federal income tax, which would reduce the net after-tax amount of interest income earned on the funds placed in our trust account. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units we issued in our initial public offering and of a redemption of warrants for Class A common stock are unclear under current law. Finally, it is unclear whether the redemption rights with respect to our shares suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A common stock is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 17, 2021; or (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Stockholders who do not exercise their rights to the funds in connection with an amendment to our certificate of incorporation would still have rights to the funds in connection with a subsequent business combination. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant ma have no value or could potentially cause such warrants to expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we will use our reasonable best efforts to file, and within 60 business days following our initial business combination to have declared effective, a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of units sold in our initial public offering. In such an instance, our sponsor and its transferees (which may include our directors and executive officers) would be able to sell the common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares representing 20.0% of our issued and outstanding shares of common stock (assuming they do not purchase any units or shares in the open market). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock or units in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by certain of our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election at our annual meetings of stockholders prior to the consummation of our initial business combination and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us (except as described herein) so long as they are held by the sponsor, the direct anchor investors or their permitted transferees.

In addition, we may redeem your warrants after they become exercisable for $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. We would redeem the warrants in this manner when we believe it is in our best interest to update our capital structure to remove the warrants and pay fair market value to the warrant holders. In particular, it would allow us to quickly redeem the warrants for Class A common stock, without having to negotiate a redemption price with the warrant holders, which in some situations, may allow us to more quickly and easily close a business combination. We can also redeem the warrants for common stock when the Class A common stock is trading at a price starting at $10, which is below the exercise price of $11.50, because it will provide certainty with respect to our capital structure and cash position while providing warrant holders with fair market value in the form of shares of Class A common stock. If we choose to redeem the warrants when the Class A common stock is trading at a price below the exercise price of the warrants, this could result in the warrant holders receiving fewer shares of Class A common stock than they would have received if they had chosen to wait to exercise their warrants for shares of Class A common stock if and when the Class A common stock trades at a price higher than the exercise price of $11.50. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your warrants remained outstanding. Finally, this redemption feature provides a ceiling to the value of your warrants since it locks in the redemption price in the number of Class A common stock to be received if we choose to redeem the warrants for common stock.

General Risk Factors

Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with our management team and their respective affiliates is presented for informational purposes only. Past performance by our management team and their respective affiliates is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. Our officers and directors have not had management experience with special purpose acquisition corporations in the past.

You should not rely on the historical record of our management team and their respective affiliates’ performance as indicative of our future performance of an investment in us or the returns we will, or are likely to, generate going forward. In addition, an investment in us is not an investment in any entities affiliated with our management team. Furthermore, our sponsor is a recently formed entity formed for the sole purpose of holding securities of our company with no operational or historical record.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact (subject to certain approvals and consents) we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so, or we may acquire a target business through an Affiliated Joint Acquisition. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may not be sustained. You may be unable to sell your securities unless a market can be fully sustained.

The occurrence of natural disasters may adversely affect our business, financial condition and results of operations following our business combination.

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tornadoes, fires and pandemic disease may adversely affect our business, financial condition or results of operations following our business combination. The potential impact of a natural disaster on our results of operations and financial position is speculative and would depend on numerous factors. The extent and severity of these natural disasters determines their effect on a given economy. Although the long-term effect of diseases such as the COVID-19 “coronavirus,” H5N1 “avian flu,” or H1N1, the “swine flu,” cannot currently be predicted, previous occurrences of avian flu and swine flu had an adverse effect on the economies of those countries in which they were most prevalent. An outbreak of a communicable disease in our market could adversely affect our business, financial condition and results of operations, and timely reporting obligations under Regulation S-X and Regulation S-K following our business combination. We cannot assure you that natural disasters will not occur in the future or that our business, financial condition and results of operations will not be adversely affected.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently maintain our executive offices at 452 Fifth Avenue, 21st Floor, New York, NY 10018 from an entity affiliated with the Sponsor. The cost for this space is included in the $10,000 per month, for up to 24 months, fee that we pay an affiliate of the Sponsor for office space, utilities, administrative and support services. We consider our current office space adequate for its current operations. Upon completion of the Company’s initial business combination or liquidation, we will cease paying these monthly fees.

Item 3.	Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against HighCape or any members of its management team in their capacity as such, and HighCape and the members of its management team have not been subject to any such proceeding in the 12 months preceding the date of this Form 10-K.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A common stock and warrants are each traded on the Nasdaq Capital Market under the symbols “CAPAU,” “CAPA” and “CAPAW,” respectively. Our units commenced public trading on September 4, 2020, and our Class A common stock and warrants commenced separate public trading on November 13, 2020.

Holders

On March 20, 2021, there were two holders of record of our units, one holder of record of our Class A common stock and four holders of record of our Class B common stock and one holder of record of our public warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

For the period from June 10, 2020 (inception) through December 31, 2020, we had a net loss of $263,139, which consists of formation and operating costs of $265,291, offset by interest income on marketable securities held in the Trust Account of $2,152.

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

For the period from June 10, 2020 (inception) through December 31, 2020, cash used in operating activities was $268,460. Net loss of $263,139 was affected by interest earned on marketable securities held in the Trust Account of $2,152 and changes in operating assets and liabilities, which used $3,169 of cash from operating activities.

As of December 31, 2020, we had cash and marketable securities of $115,002,152 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the period ended December 31, 2020, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had cash of $1,034,163 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We accounts for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class A and B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class A and B non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Name	Age	Position
Kevin Rakin	60	Chief Executive Officer and Chairman of the Board of Directors
Matt Zuga	55	Chief Financial Officer, Chief Operating Officer and Director
David Colpman	58	Director
Antony Loebel, M.D.	60	Director
Robert Taub	73	Director

Kevin Rakin has been HighCape’s Chief Executive Officer and Chairman of the HighCape Board since June 2020. Since October 2013, Mr. Rakin has been a co-founder and partner of HighCape Capital, and he brings more than 30 years of experience as an executive and investor in the life sciences industry. Most recently, he served as the President of Shire Regenerative Medicine, LLC, or SRM, from June 2011 to November 2012. Prior to joining SRM, Mr. Rakin was the Chairman and Chief Executive Officer of Advanced BioHealing, Inc. from 2007 until its acquisition by SRM in 2011. Before that, he served as an executive-in-residence at Canaan Partners, a venture capital firm. Until its merger with Clinical Data in 2005, Mr. Rakin was the co-founder, President and Chief Executive Officer of Genaissance Pharmaceuticals, Inc., a pharmacogenomics company. He is currently on the boards of Aziyo Biologics, Inc. (chairman), Cybrexa, Inc., Oramed Pharmaceuticals, Inc., Convexity Scientific, Inc. (Chairman) and Nyxoah S.A. Mr. Rakin received an MBA from Columbia University and a B.Com. (Hons) from the University of Cape Town, South Africa.

We believe that Mr. Rakin’s qualifications to serve on the HighCape Board include his extensive experience in the life sciences industry, as both an executive and an investor and his network of contacts in the industry.

Matt Zuga has been Highcape’s Chief Financial Officer and Chief Operating Officer and a member of HighCape’s Board since June 2020. Since October 2013, Mr. Zuga has been a co-founder and partner of HighCape Capital, and he brings more than 25 years of life sciences investment and banking experience. From August 2012 to September 2013, Mr. Zuga was a Managing Director of Syngenta Ventures Pte Ltd, an investment vehicle of Syngenta Corp. He was also the founder and Managing Member of Red Abbey, LLC, or Red Abbey, an investment company, from January 2004 to August 2012. Prior to Red Abbey, Mr. Zuga was a Managing Director and the head of life sciences investment banking at Legg Mason Inc. from 1999 to 2003. He is currently on the board of directors of Aziyo Biologics, Inc., AgriMetis, LLC, Alba Therapeutics Corporation, MF Fire, Inc. and Virtue Labs LLC. Mr. Zuga received an MBA from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill and a B.S. in Business Administration/Finance from Ohio State University.

We believe that Mr. Zuga’s qualifications to serve on the HighCape Board include his extensive experience in the life sciences industry, his network of contacts in the industry and his background in investing and investment banking.

David Colpman joined HighCape’s Board in September 2020. From July 2014 to March 2020, Mr. Colpman was the Managing Partner of Colpman Consulting Ltd, a business development consultancy. Prior to this, Mr. Colpman was a Senior Vice President at Shire Plc from 1999 to 2014. Prior to Shire Plc, Mr. Colpman had senior roles in business development at Novo Nordisk A/S, Glaxo Wellcome Plc and Boots Pharmaceuticals Ltd. Mr. Colpman serves as a member on the board of directors of HRA Pharma, SA, Forendo Pharma Ltd and Orexo AB. He is also an advisor to Sunstone Capital and HighCape. Mr. Colpman received a B.Sc. from Portsmouth University in the field of pharmacy.

We believe that Mr. Colpman’s qualifications to serve on the HighCape Board include his substantial expertise in business development and his network of contacts in the industry.

Antony Loebel, M.D., joined HighCape’s Board in September 2020. Dr. Loebel has been the President and Chief Executive Officer of Sunovion Pharmaceuticals, Inc., or Sunovion, a global biopharmaceutical company focused on the innovative application of science and medicine to help people with serious medical conditions since April 1, 2019. He also serves as a Director of Sunovion and as an Executive Officer of Sumitomo Dainippon Pharma Co., Ltd (the parent company of Sunovion). His prior industry experience includes seven years in drug development and medical affairs roles at Pfizer Inc. from 2001 to 2007. Since 2007, Dr. Loebel has been employed at Sunovion (or a predecessor company); he was Executive Vice President and Chief Medical Officer for eight years until assuming the Chief Executive Officer role in 2019. Dr. Loebel also serves on the board of directors of the Pharmaceutical Research and Manufacturers of America (PhRMA). Dr. Loebel is a board-certified psychiatrist, a clinical assistant professor of psychiatry at the New York University School of Medicine, a Fellow of the American Psychiatric Association (APA) and a Fellow of the American College of Neuropsychopharmacology (ACNP). For his achievements in advancing new treatments for central nervous system disorders, Dr. Loebel received the 2015 Award for Leadership from the International Society for CNS Drug Development (ISCDD) and the 2019 CNS Summit Leadership Award. He was also selected by PharmaVOICE in 2019 and 2013 as one of the “100 Most Inspiring People” in the pharmaceutical industry. Dr. Loebel earned an M.D. from the University of Washington School of Medicine in Seattle. He completed his residency in Psychiatry and a research fellowship in Clinical Neurosciences at Zucker Hillside Hospital in Glen Oaks, New York. Dr. Loebel received a B.A. from the University of Washington.

We believe that Dr. Loebel’s qualifications to serve on the HighCape Board include his extensive experience in the life sciences industry, his reputation in the field and his scientific expertise.

Robert Taub joined HighCape’s Board in September 2020. Since July 2009, Mr. Taub has been the co-founder and Chairman of Nyxoah S.A., a publicly traded company which is developing implants to treat Obstructive Sleep Apnea. Mr. Taub was also the Chairman of Neuroderm Ltd., a publicly traded biotechnology company, from November 2013 until it was sold to Mitsubishi-Tanabe for $1.1 billion in 2017. In 1995, Mr. Taub founded and served as president, chief executive officer and a member of the board of directors of Omrix Biopharmaceuticals, Inc., or Omrix, a biopharmaceutical company that marketed biological products for the biosurgical and immunotherapy markets that was sold to Johnson & Johnson in 2008. Prior to establishing Omrix, Mr. Taub co-founded Octapharma AG, a human plasma fractionator, where he served from 1983 to 1995. Prior to Octapharma AG, he held various general management and sales and marketing positions with Monsanto Company, Baxter Travenol Laboratories and the Revlon Health Care Group. Mr. Taub has been director of Maya Gold and Silver since November 2016. He received a B.A. from RUCA Antwerp University and an MBA from INSEAD in Fontainebleau, France.

We believe that Mr. Taub’s qualifications to serve on the HighCape Board include his extensive experience in the life sciences industry, his leadership experience and his business development expertise.

Number and terms of office of officers and directors

The HighCape Board consists of five members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to HighCape’s first annual meeting of stockholders) serving a three-year term,. In accordance with Nasdaq’s corporate governance requirements, HighCape is required to hold an annual meeting no later than one year after its first fiscal year end following its listing on Nasdaq. The term of office of the directors will expire at HighCape’s first annual meeting of stockholders. The term of office of the second class of directors will expire at the second annual meeting of stockholders. The term of office of the third class of directors will expire at the third annual meeting of stockholders.

HighCape’s officers are appointed by the HighCape Board and serve at the discretion of the HighCape Board, rather than for specific terms of office. The HighCape Board is authorized to appoint officers as it deems appropriate pursuant to HighCape’s Bylaws. HighCape’s Bylaws provide that our officers may consist of a Chairman of the Board, a Chief Executive Officer, a President, a Chief Financial Officer, a Secretary and such other offices (including without limitation, Vice Presidents, Assistant Secretaries and a Treasurer) as may be determined from time to time by the HighCape Board.

Committees of the Board of Directors

Upon the effectiveness of the registration statement of which this prospectus forms a part, our board of directors will have two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Dr. Loebel, Mr. Colpman and Mr. Taub serve as members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Dr. Loebel, Mr. Colpman and Mr. Taub are independent.

Dr. Loebel serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Dr. Loebel qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	monitoring compliance on a quarterly basis with the terms of the IPO and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the IPO; and

●	reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Mr. Colpman and Mr. Taub, and Mr. Taub serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other Section 16 executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Dr. Loebel, Mr. Colpman and Mr. Taub. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (“Code of Ethics”). We have filed a copy of our Code of Ethics and our Audit and Compensation Committee charters as exhibits to our Registration Statement. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11.	Executive Compensation.

Executive Officer and Director Compensation

None of HighCape’s executive officers or directors have received any cash compensation for services rendered to HighCape. We have agreed to pay an affiliate of our Sponsor a total of $10,000 per month, for up to 24 months, for office space, utilities, administrative and support services provided to members of our management team. Our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 1, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Unless otherwise indicated, the address for each of the below individuals and entities is C/O HighCape Capital Acquisition Corp., 452 Fifth Avenue, 21st Floor, New York, New York 10018.

	Class A Common Stock		Class B Common Stock (1)
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned	% of Class
Directors and Officers
Kevin Rakin (1)
Matt Zuga (1)(2)	3,190,000	21.6%	3,190,000	97.26%
David Colpman (1)			30,000	*
Antony Loebel (1)			30,000	*
Robert Taub (1)			30,000	*
All Executive Officers and Directors as a Group (5 Individuals)			3,280,000	100%

5% or More Shareholders
HighCape Capital Acquisition LLC (1)(2)	3,190,000	21.6%	3,190,000	97.26%
Linden Advisors LP (3)	700,000	4.7%
Deerfield Partners, L.P. (4)	1,000,000	6.8%
Radcliffe Capital Management, L.P. (5)	600,000	4.1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 452 Fifth Avenue, 21st Floor, New York, NY 10018.
(2)	Consists of shares held by HighCape Capital Acquisition LLC. HighCape Partners QP and HighCape Partners LP as the members of HighCape Capital Acquisition LLC. Matt Zuga is the sole manager of HighCape Capital Acquisition LLC, and he has voting and investment discretion with respect to the common stock held by HighCape Capital Acquisition LLC. Mr. Zuga disclaims any beneficial ownership of the securities held by HighCape Partners QP or HighCape Partners LP other than to the extent of any pecuniary interest he may have therein, directly or indirectly. Pre-Business Combination and Post-Business Combination amounts consist entirely of founder shares, which will automatically become shares of New Quantum-Si Class A common stock in connection with the Closing. The Post-Closing Business Combination amount reflects the irrevocable forfeiture by HighCape Capital Acquisition LLC to HighCape of 696,250 shares of HighCape Class B common stock for no consideration and automatic cancellation as of immediately prior to, and subject to the consummation of, the Closing.
(3)	Based on Amendment No.1 to Schedule 13G filed by Linden Capital L.P. (“Linden Capital”) on January 29, 2021 reporting ownership as of December 31, 2020. As of December 31, 2020, each of Linden Advisors LP (“Linden Advisors”) and Mr. Sui Min (Joe) Wong may be deemed the beneficial owner of 700,000 shares. This amount consists of 626,134 shares held by Linden Capital and 73,866 shares held by separately managed accounts. As of December 31, 2020, each of Linden GP LLC and Linden Capital may be deemed the beneficial owner of the 626,134 shares held by Linden Capital. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.
(4)	Based on Schedule 13D/A filed by Deerfield Mgmt, L.P. (“Deerfield Mgmt”) on February 22 2021. Consists of shares held by Deerfield Partners, L.P. (“Deerfield Partners”). Deerfield Mgmt is the general partner of Deerfield Partners. Deerfield Management Company, L.P. (“Deerfield Management”) is the investment manager of Deerfield Partners. James E.Flynn is the sole member of each of Deerfield Mgmt and Deerfield Management. Deerfield Mgmt, Deerfield Management and Mr. Flynn may be deemed to beneficially own the securities held by Deerfield Partners. The principal business address of Mr. Flynn, Deerfield Mgmt, Deerfield Partners and Deerfield Management is 345 Park Avenue South, New York, New York 10010.
(5)	Based on Schedule 13G filed by Radcliffe Capital Management, L.P. on October 5, 2020. Consists of shares beneficially owned by Radcliffe Capital Management, L.P., RGC Management Company, LLC, Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P. and Radcliffe SPAC GP, LLC. Radcliffe Capital Management, L.P. is the relevant entity for which RGC Management Company, LLC, Steven B. Katznelson and Christopher Hinkel may be considered control persons. Radcliffe SPAC Master Fund, L.P. is the relevant entity for which Radcliffe SPAC GP, LLC, Steven B. Katznelson and Christopher Hinkel may be considered control persons. The principal business address of these individuals and entities is 50 Monument Road, Suite 300, Bala Cynwyd, Pennsylvania 19004.

The table above does not include the shares of common stock underlying the private placement units held or to be held by our sponsor because these securities are not exercisable within 60 days of this report.

Changes in Control

Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Relationship with Sponsor

Prior to the consummation of the initial public offering, on June 10, 2020, HighCape Capital Acquisition LLC (our Sponsor) purchased 2,875,000 shares of HighCape Class B common stock for an aggregate purchase price of $25,000, or approximately $0.009 per share. In June 2020, our Sponsor transferred 30,000 founder shares to each of Messrs. Loebel, Colpman and Taub, HighCape’s director nominees, resulting in our Sponsor holding an aggregate of 2,785,000 founder shares.

Our Sponsor purchased an aggregate of 405,000 private placement units in connection with HighCape’s initial public offering, at a price of $10.00 per unit, generating gross proceeds, before expenses, of approximately $4,050,000. Each private placement unit consists of one share of HighCape Class A common stock and one-third of one warrant (with each whole warrant exercisable to purchase one share of Class A common stock at a price of $11.50 per share). The units sold through the private placement are identical to the units sold in the IPO, except that the Sponsor has agreed not to transfer, assign or sell any of the units (except to certain permitted transferees) until 30 days after the completion of the Business Combination. At the closing of the Business Combination, the shares underlying the private placement units will be subject to further transfer restrictions, pursuant to the Amended and Restated Registration Rights Agreement, whereby the Sponsor has agreed not to transfer, assign or sell any of the private placement units for the period ending on the earlier of (A) 180 days after the Closing and (B) subsequent to the Closing, (x) if the last reported sale price of the New Quantum-Si Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading days commencing after the Closing or (y) the date on which New Quantum-Si completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their shares of New Quantum-Si Class A common stock for cash, securities or other property.

HighCape’s executive offices are located at 452 Fifth Avenue, 21st Floor, New York, NY 10018, which office space is leased by an affiliate of the Sponsor. Commencing upon consummation of its initial public offering, HighCape reimburses the affiliate of the Sponsor $10,000 per month for office space, utilities, administrative and support services. Upon completion of HighCape’s initial business combination or liquidation, it will cease paying these monthly fees.

HighCape’s Sponsor, officers and directors, or any of its or their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities undertaken on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. HighCape’s audit committee reviews on a quarterly basis all payments that were made to our Sponsor, officers and directors or any of its or their affiliates and determines which expenses and the amount of expenses that will be reimbursed.

In addition, we may depend on loans from our Sponsor or management team in order to finance transaction costs in connection with an intended initial business combination. Our Sponsor or an affiliate of our Sponsor or certain of its officers and directors may, but are not obligated to, loan HighCape funds as may be required on a non-interest basis. If HighCape completes the Business Combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to it. Up to $1,500,000 of any loans made to us may be convertible into additional units of the Company at a price of $10.00 per unit at the option of the lender at the time of the Business Combination. The units would be identical to the private placement units issued to the initial stockholders. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Pursuant to the Business Combination Agreement, no such loans may be made without the prior written consent of Quantum-Si.

PIPE Financing

In connection with the execution of the Business Combination Agreement, HighCape entered into the PIPE Investor Subscription Agreements with the PIPE Investors, pursuant to which, among other things, HighCape agreed to issue and sell in private placements an aggregate of 42,500,000 shares of HighCape Class A common stock to the PIPE Investors for $10.00 per share immediately prior to the Closing. In the PIPE Financing, certain entities have agreed to purchase an aggregate of approximately $425.0 million of shares of HighCape Class A common stock.

Subscription Agreements

In addition, concurrently with the execution of the Business Combination Agreement, HighCape entered into Subscription Agreements with the Foresite Funds, pursuant to which the Foresite Funds will be issued 696,250 shares of HighCape Class A common stock at a price of $0.001 per share for aggregate gross proceeds of $696.25 after a corresponding number of shares of HighCape Class B common stock are irrevocably forfeited by the Sponsor to HighCape for no consideration and automatically cancelled.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors will adopt a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its stockholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

Nasdaq rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our board of directors has determined that David Colpman, Antony Loebel and Robert Taub are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the period from June 10, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $43,775, for the services Withum performed in connection with our Initial Public Offering, Forms 10-Q for the respective period and the audit of our December 31, 2020 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the period from June 10, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the period from June 10, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the period from June 10, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 15.     Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary.

Not applicable.

 EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated September 3, 2020, by and between the Company and Cantor Fitzgerald & Co.
2.1†	Business Combination Agreement, dated as of February 18, 2021, by and among HighCape Capital Acquisition Corp., Tenet Merger Sub, Inc. and Quantum-Si Incorporated (included as Annex A to the Company’s Form S-4 which forms as part of this registration statement).
3.1	Amended and Restated Certificate of Incorporation of HighCape Capital Acquisition Corp. (incorporated by reference to Exhibit 3.1 of HighCape’s Current Report on Form 8-K (File No. 001-39486), filed with the SEC on September 9, 2020).
3.2	Bylaws of HighCape Capital Acquisition Corp, (incorporated by reference to Exhibit 3.3 of HighCape’s Form S-1/A (File No. 333-240283), filed with the SEC on August 10, 2020).
3.3	Form of New Quantum-Si Charter (included as Annex B to the Company’s Form S-4 which forms as part of this registration statement).
3.4	Form of New Quantum-Si Bylaws (included as Annex C to the Company’s Form S-4 which forms as part of this registration statement).
4.1*	Warrant Agreement, dated as of September 3, 2020, by and between HighCape Capital Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of HighCape Capital Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39486), filed with the SEC on September 9, 2020).
4.2	Description of Securities
10.1+	Form of Quantum-Si Incorporated 2021 Equity Incentive Plan (included as Annex D to the Company’s Form S-4 which forms a part of this registration statement).
10.2	Form of PIPE Investor Subscription Agreement for institutional investors, dated as of February 18, 2021, by and between HighCape Capital Acquisition Corp., and the subscriber parties thereto (incorporated by reference to Exhibit 10.1 of HighCape’s Current Report on Form 8-K (File No. 001-39486), filed with the SEC on February 18, 2021).
10.3	Form of PIPE Investor Subscription Agreement for accredited investors, dated as of February 18, 2021, by and between HighCape Capital Acquisition Corp., and the subscriber parties thereto (incorporated by reference to Exhibit 10.2 of HighCape’s Current Report on Form 8-K/A (File No. 001-39486), filed with the SEC on February 19, 2021).
10.4	Form of Subscription Agreement, dated February 18, 2021, by and between HighCape Capital Acquisition Corp. and the Foresite Funds (incorporated by reference to Exhibit 10.3 of HighCape’s Current Report on Form 8-K/A (File No. 001-39486), filed with the SEC on February 19, 2021).
10.5	Transaction Support Agreement, dated as of February 19, 2021, by and among HighCape Capital Acquisition Corp, and certain Supporting Stockholders of Quantum-Si Incorporated (incorporated by reference to Exhibit 10.1 of HighCape’s Current Report on Form 8-K (File No. 001-39486), filed with the SEC on February 22, 2021).

10.6	Sponsor Letter Agreement, dated as of February 18, 2021, by and among HighCape Capital Acquisition LLC, Deerfield Partners, L.P., HighCape Capital Acquisition Corp. and Quantum-Si Incorporated (incorporated by reference to Exhibit 10.4 of HighCape Capital’s Current Report on Form 8-K (File No. 001-39486), filed with the SEC on February 18, 2021).
10.7	Form of Executive Chairman Agreement, to be entered into by and between Quantum-Si Incorporated and Jonathan M. Rothberg, Ph.D. (included in Annex A to the Company’s Form S-4 which forms a part of this registration statement).
10.8	Form of Amended and Restated Registration Rights Agreement, to be entered into by and among HighCape Capital Acquisition Corp., Quantum-Si Incorporated and certain of its stockholders (included in Annex A to the Company’s Form S-4 which forms a part of this registration statement).
10.9+	Offer Letter of Employment, dated as of October 28, 2020, by and between Quantum-Si Incorporated and John Stark.
10.10+	Offer Letter of Employment, dated as of June 1, 2015, by and between Quantum-Si Incorporated and Michael P. McKenna, Ph.D.
10.11+	Offer Letter of Employment, dated as of March 16, 2016, by and between Quantum-Si Incorporated and Matthew Dyer, Ph.D.
10.12	Technology and Services Exchange Agreement, dated as of February 17, 2021, by and among Quantum-Si Incorporated and the participants named therein.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

101.INS XBRL Instance Document*

101.SCH XBRL Taxonomy Extension Schema*

101.CAL XBRL Taxonomy Calculation Linkbase*

101.LAB XBRL Taxonomy Label Linkbase*

101.PRE XBRL Definition Linkbase Document*

101.DEF XBRL Definition Linkbase Document*

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on September 9, 2020.
(2)	Incorporated by reference to the Company’s Form S-1, originally filed with the Commission on August 3, 2020 (File No. 333-240283), as amended.

HIGHCAPE CAPITAL ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

HighCape Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of HighCape Capital Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from June 10, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from June 10, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 1, 2021

HIGHCAPE CAPITAL ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Current Assets
Cash	$1,034,163
Prepaid expenses	149,727
Total Current Assets	1,183,890

Cash and cash equivalents held in Trust Account	115,002,152
TOTAL ASSETS	$116,186,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$146,558
Total Current Liabilities	146,558

Deferred underwriting fee payable	4,025,000
Total Liabilities	4,171,558

Commitments and Contingencies

Class A common stock subject to possible redemption, 10,701,448 shares at $10.00 per share	107,014,480

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 1,203,552 issued and outstanding (excluding 10,701,448 shares subject to possible redemption)	120
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding	288
Additional paid-in capital	5,262,735
Accumulated deficit	(263,139)
Total Stockholders’ Equity	5,000,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$116,186,042

The accompanying notes are an integral part of the financial statements.

HIGHCAPE CAPITAL ACQUISITION CORP.

STATEMENT OF OPERATIONS

 FOR THE PERIOD FROM JUNE 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and general and administrative expenses	$265,291
Loss from operations	(265,291)

Other income:
Interest earned on cash and cash equivalents held in Trust Account	2,152

Net loss	$(263,139)

Weighted average shares outstanding of Class A redeemable common stock	11,500,000
Basic and diluted income per share, Class A redeemable common stock	$0.00

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	3,100,220
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.08)

The accompanying notes are an integral part of the financial statements.

HIGHCAPE CAPITAL ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JUNE 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – June 10, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsors	—	—	2,875,000	288	24,712	—	25,000

Sale of 11,500,000 Units, net of underwriting discounts	11,500,000	1,150	—	—	108,201,473	—	108,202,623

Sale of 405,000 Private Placement Units	405,000	41	—	—	4,049,959	—	4,050,000

Class A common stock subject to possible redemption	(10,701,448)	(1,071)	—	—	(107,013,409)	—	(107,014,480)

Net loss	—	—	—	—	—	(263,139)	(263,139)

Balance – December 31, 2020	1,203,552	$120	2,875,000	$288	$5,262,735	$(263,139)	$5,000,004

The accompanying notes are an integral part of the financial statements.

HIGHCAPE CAPITAL ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(263,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,521)
Changes in operating assets and liabilities:
Prepaid expenses	(149,727)
Accrued expenses	146,558
Net cash used in operating activities	(268,460)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(115,000,000)
Net cash used in investing activities	(115,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000
Proceeds from sale of Private Placement Units	4,050,000
Repayment of promissory note - related party	(99,627)
Payment of offering costs	(372,750)
Net cash provided by financing activities	116,302,623

Net Change in Cash	1,034,163
Cash – Beginning of period	—
Cash – End of period	$1,034,163

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Initial classification of Class A common stock subject to possible redemption	$107,276,620
Change in value of Class A common stock subject to possible redemption	$(262,140)
Deferred underwriting fee payable	$4,025,000
Payment of offering costs through promissory note – related party	$99,627

The accompanying notes are an integral part of the financial statements.

HIGHCAPE CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2020

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from June 10, 2020 (inception) through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

HIGHCAPE CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2020

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

HIGHCAPE CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2020

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

HIGHCAPE CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2020

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

HIGHCAPE CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2020

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

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class A and B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class A and B non-redeemable common stock outstanding for the period. Class A and B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period From June 10, 2020 (inception) Through December 31,
2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$2,152
Income and Franchise Tax	(2,152)
Net Earnings	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	11,500,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00

Non-Redeemable Class A and B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(263,139)
Redeemable Net Earnings	—
Non-Redeemable Net Loss	$(263,139)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted (1)	3,100,220
Loss/Basic and Diluted Non-Redeemable Class A and B Common Stock	$(0.08)

Note: As of December 31, 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

HIGHCAPE CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2020

(1)	The weighted average non-redeemable common stock for the year ended December 31, 2020 includes the effect of 405,000 Private Placement Units, which were issued in conjunction with the initial public offering on September 9, 2020.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

HIGHCAPE CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2020

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

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on September 3, 2020, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space, secretarial and administrative support. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the period from June 10, 2020 (inception) through December 31, 2020, the Company incurred and paid $40,000 in fees for these services.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HIGHCAPE CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2020

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 1,203,552 shares of Class A common stock issued and outstanding, excluding 10,701,448 Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020, there were 2,875,000 shares of Class B common stock issued and outstanding.

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

HIGHCAPE CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2020

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

HIGHCAPE CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2020

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

NOTE 8. INCOME TAX

The Company’s net deferred tax asset is summarized as follows as of December 31, 2020:

Deferred tax asset
Net operating loss carryforward	$13,427
Organizational costs/startup expenses	41,833
Total deferred tax assets	55,260
Valuation allowance	(55,260)
Deferred tax asset, net of allowance	$—

The income tax provision (benefit) consists of the following for the period June 10, 2020 (inception) through December 31, 2020:

Federal
Current	$—
Deferred	(55,260)

State
Current	$—
Deferred	—
Change in valuation allowance	55,260
Income tax provision	$—

HIGHCAPE CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2020

As of December 31, 2020, the Company had $63,937 of U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from June 10, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $55,260.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in valuation allowance	(21.0)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 9. FAIR VALUE MEASUREMENTS

At December 31, 2020, assets held in the Trust Account were comprised of $115,002,152 in money market funds, which are invested in U.S. Treasury Securities. During the period from June 10, 2020 (inception) through December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

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

HIGHCAPE CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2020

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level
Assets:
Cash and cash equivalents held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$115,002,152

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 18, 2021, HighCape Capital Acquisition Corp. (“HighCape” or the “Company”), entered into a business combination agreement, by and among HighCape, Tenet Merger Sub, Inc., a wholly owned subsidiary of HighCape (“Merger Sub”), and Quantum-SI Incorporated (“Quantum-SI”) (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”). The Business Combination Agreement provides for, among other things, the following: on the closing date of the Business Combination (the “Closing Date”), Merger Sub will merge with and into Quantum-SI at the Effective Time, with Quantum-SI as the surviving corporation in the Business Combination and, after giving effect to the Merger, Quantum-SI will be a wholly-owned subsidiary of HighCape. As a consequence of the Merger, at the Effective Time, (i) each share of Quantum-SI capital stock (other than shares of Quantum-SI Series A preferred stock) issued and outstanding as of immediately prior to the Effective Time will become the right to receive a number of shares of New Quantum-SI Class A common stock equal to the Exchange Ratio, as defined in the Business Combination Agreement, (ii) each share of Quantum-SI Series A preferred stock issued and outstanding as of immediately prior to the Effective Time will become the right to receive a number of shares of New Quantum-SI Class B common stock equal to the Exchange Ratio, (iii) each option to purchase shares of Quantum-SI common stock, whether vested or unvested, that is outstanding and unexercised as of immediately prior to the Effective Time will be assumed by New Quantum-SI and will automatically become an option (vested or unvested, as applicable) to purchase a number of shares of New Quantum-SI Class A common stock equal to the number of shares of Quantum-SI common stock subject to such option immediately prior to the Effective Time multiplied by the Exchange Ratio, and (iv) each Quantum-SI restricted stock unit outstanding immediately prior to the Effective Time will be assumed by New Quantum-SI and will automatically become a restricted stock unit with respect to a number of shares of New Quantum-SI Class A common stock. The Business Combination Agreement contains customary representations, warranties and covenants by the parties thereto and the Closing is subject to certain conditions as further described in the Business Combination Agreement.

Concurrently with the execution of the Business Combination Agreement, HighCape has entered into subscription agreements, dated as of February 18, 2021 (the “PIPE Investor Subscription Agreements”), with certain institutional and accredited investors (the “PIPE Investors”), pursuant to which the PIPE Investors have agreed to subscribe for and purchase, and HighCape has agreed to issue and sell to the PIPE Investors, immediately prior to the Closing, an aggregate of 42,500,000 shares of HighCape Class A common stock at a price of $10.00 per share (the “PIPE Financing”), for aggregate gross proceeds of $425,000,000.

Concurrently with the execution of the Business Combination Agreement, HighCape has entered into subscription agreements, dated as of February 18, 2021 (the “Subscription Agreements”), with certain affiliates of Foresite (the “Foresite Funds”), pursuant to which the Foresite Funds will be issued 696,250 shares of HighCape Class A common stock at a price of $0.001 per share for aggregate gross proceeds of $696.25 after a corresponding number of shares of HighCape Class B Common Stock are irrevocably forfeited by the Sponsor to HighCape for no consideration and automatically cancelled.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2021	HighCape Capital Acquisition Corp.

	By:	/s/ Kevin Rakin
Name: Kevin Rakin Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Kevin Rakin	Chief Executive Officer and Chairman of the Board	March 30, 2021
Kevin Rakin	(Principal Executive Officer)

/s/ Matt Zuga	Chief Financial Officer and Chief Operating Officer	March 30, 2021
Matt Zuga	(Principal Financial and Accounting Officer)

/s/ David Colpman	Director	March 30, 2021
David Colpman

/s/ Antony Loebel	Director	March 30, 2021
Antony Loebel, M.D.

/s/ Robert Taub	Director	March 30, 2021
Robert Taub