Form 10-K/A
period 2020-12-31
HighCape Capital Acquisition Corp.
filed 2021-05-10
CIK 1816431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

i

EXPLANATORY NOTE

HighCape Capital Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Annual Report, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 30, 2020, or the Original Filing, to restate our financial statements as of and for the period ended December 31, 2020. We are also restating the financial statements as of September 9, 2020 and as of and for the period ended September 30, 2020 (unaudited) in the accompanying financial statements included in this Annual Report, including describing the restatement and its impact on previously reported amounts.

On April 12, 2021, the Staff of the Division of Corporation Finance (the “SEC Staff”) of the Securities and Exchange Commission (the “SEC”) released a public statement highlighting the potential accounting implications of certain terms of warrants issued by Special Purpose Acquisition Companies (“SPACs”). In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the SEC Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, the Company, in consultation with the Company’s audit committee, re-evaluated its accounting for its public warrants and private placement warrants issued in connection with the Company’s initial public offering.

The restatement results from the Company’s prior accounting for its outstanding warrants issued in connection with its initial public offering in September 2020 as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”). In other words, in the event of a qualifying cash tender offer (which could be outside the control of the Company), all warrant holders would be entitled to cash, while only certain of the holders of the underlying common shares would be entitled to cash.

In connection with the audit of the Company’s financial statements as of and for the period ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined on May 5, 2021, in consultation with the Company’s Audit Committee, that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Annual Report on Form 10-K/A.

The Company is filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A, Risk Factors

Part II, Item 3, Legal Proceedings (only to the extent that the date has been updated to reflect the filing of this Amendment No. 1)

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8, Financial Statements and Supplementary Data

Part II, Item 9A, Controls and Procedures

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment No. 1 speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

The Company has not amended its previously filed Current Report on Form 8-K, or Quarterly Report on Form 10-Q for the periods affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward- looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination with Quantum-Si Incorporated, or any other initial business combination;

•	our expectations around the performance of Quantum-Si Incorporated, or any other prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (as described herein) or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our financial performance.

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

Unless otherwise stated in this report, or the context otherwise requires, references to:

•	“common stock” are to our Class A common stock and our Class B common stock, collectively;

•	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as described herein;

•	“HighCape” are to HighCape Capital Acquisition Corp.; “initial stockholders” are to our sponsor and any other holders of our founder shares (or their permitted transferees);
•	“management” or our “management team” are to our officers and directors;

•	“private placement units” are to the units issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

•	“private placement warrants” are to the warrants sold as part of the private placement units;
•	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market);

•	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

•	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

•	“Quantum” are to Quantum-Si Incorporated; “sponsor” are to HighCape Capital Acquisition LLC, a Delaware limited liability company;
•	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

•	“we,” “us,” “company”, “our company” or “the Company” are to HighCape Capital Acquisition Corp.

PART I

Item 1.	Business.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Type of Transaction	Whether Stockholder Approval Is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of common stock that will be equal to or in excess of 20% of the number of our shares of common stock then outstanding (other than in a public offering);

•	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest earned on the trust account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common stock or voting power of 5% or more; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

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

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected.  Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.”

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

When considering the recommendation of the HighCape Board that the HighCape stockholders vote in favor of approval of the Business Combination, HighCape stockholders should be aware that HighCape’s initial stockholders, including its directors and officers, have interests in the Business Combination that may be different from, or in addition to, the interests of HighCape stockholders and warrant holders generally. These interests include, among other things, the interests listed below:

•	If we are unable to complete our initial business combination by September 9, 2022, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the HighCape Board, liquidate and dissolve, subject in each case to our obligations under the DGCL to provide for claims of creditors and the requirements of other applicable law.

•	There will be no liquidating distributions from the Trust Account with respect to our founder shares if we fail to complete our initial business combination by September 9, 2022. Our initial stockholders purchased the founder shares prior to our initial public offering for an aggregate purchase price of $25,000.

•	In connection with the closing of our initial public offering, we consummated the sale of 405,000 private placement units at a price of $10.00 per unit in a private placement to our Sponsor. Each unit is composed of one share of Class A common stock par value $0.0001 and one third of one warrant, at a price of $10.00 per unit. The warrants are each exercisable commencing the later of 30 days following the consummation of the Business Combination and 12 months from the closing of our initial public offering, which occurred on September 9, 2020, for one share of HighCape Class A common stock at $11.50 per share. If we do not consummate a business combination transaction by September 9, 2022, then the proceeds from the sale of the private placement units will be part of the liquidating distribution to the public stockholders and the units held by our initial stockholders will be worthless. The units held by our initial stockholders had an aggregate market value of approximately $6.3 million based upon the closing price of $15.64 per unit on Nasdaq on February 26, 2021.

•	Our initial stockholders, officers and directors will lose their entire investment in us if we do not complete a business combination by September 9, 2022.

•	Concurrently with the execution of the Business Combination Agreement, HighCape entered into the PIPE Investor Subscription Agreements with the PIPE Investors, pursuant to which the PIPE Investors have agreed to purchase, immediately prior to the Closing, an aggregate of 42,500,000 shares of HighCape Class A common stock at a purchase price of $10.00 per share.

•	Concurrently with the execution of the Business Combination Agreement, HighCape entered into the Subscription Agreements with the Foresite Funds, pursuant to which the Foresite Funds have agreed to purchase, immediately prior to the Closing, an aggregate of 696,250 shares of HighCape Class A common stock at a price of $0.001 per share for aggregate gross proceeds of $696.25 after a corresponding number of shares of HighCape Class B common stock are irrevocably forfeited by the Sponsor to HighCape for no consideration and automatically cancelled.

•	Certain of our officers and directors may continue to serve as directors of New Quantum-Si after the Closing. As such, in the future they may receive any cash fees, stock options or stock awards that the New Quantum-Si Board determines to pay to its directors.

•	In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will indemnify us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest earned on the Trust Account which may be withdrawn to pay our franchise and income taxes, except as to any claims by a third party or target which executed a waiver of any and all rights to the monies held in the Trust Account and except as to any claims under our indemnity of the underwriters in our initial public offering against certain liabilities, including liabilities under the Securities Act.

•	Following the Closing, our Sponsor would be entitled to the repayment of any working capital loan and advances that have been made to HighCape and remain outstanding. As of the date of this Form 10-K, our Sponsor has not made any advances to us for working capital expenses. If we do not complete an initial business combination within the required period, we may use a portion of our working capital held outside the Trust Account to repay the working capital loans, but no proceeds held in the Trust Account would be used to repay the working capital loans.

•	Following the consummation of the Business Combination, we will continue to indemnify our existing directors and officers and will maintain a directors’ and officers’ liability insurance policy.

•	Upon the Closing, subject to the terms and conditions of the Business Combination Agreement, our Sponsor, our officers and directors and any of their respective affiliates may be entitled to reimbursement for any reasonable out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination, and repayment of any other loans, if any, and on such terms as to be determined by HighCape from time to time, made by our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination.

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

Factors affecting the trading price of New Quantum-Si’s securities may include:

•	actual or anticipated fluctuations in New Quantum-Si’s quarterly financial results or the quarterly financial results of companies perceived to be similar to New Quantum-Si;

•	changes in the market’s expectations about New Quantum-Si’s operating results;

•	success of competitors;

•	operating results failing to meet the expectations of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning New Quantum-Si or the industry in which New Quantum-Si operates in general;

•	operating and stock price performance of other companies that investors deem comparable to New Quantum-Si;

•	the commercial launch of New Quantum-Si’s products on expected timelines;

•	ability to market new and enhanced products and services on a timely basis;

•	changes in laws and regulations affecting New Quantum-Si’s business;

•	commencement of, or involvement in, litigation involving New Quantum-Si;

•	changes in New Quantum-Si’s capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of New Quantum-Si Class A common stock available for public sale;

•	any major change in New Quantum-Si’s board or management or to key personnel;

•	sales of substantial amounts of New Quantum-Si Class A common stock by HighCape’s or New Quantum-Si’s directors, executive officers or significant stockholders or the perception that such sales could occur;

•	any material and adverse impact of the COVID-19 pandemic on the markets and the broader global economy; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

New Quantum-Si Class A common stock and warrants are expected to be listed on Nasdaq following the Business Combination. New Quantum-Si’s continued eligibility for listing may depend on the number of our shares that are redeemed. If, after the Business Combination, Nasdaq delists New Quantum-Si Class A common stock from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•	a determination that New Quantum-Si Class A common stock is a “penny stock,” which will require brokers trading in New Quantum-Si Class A common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for New Quantum-Si Class A common stock;

•	a limited amount of analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

The completion of the Business Combination is subject to a number of conditions. The completion of the Business Combination is not assured and is subject to risks, including the risk that approval of the Business Combination by HighCape stockholders is not obtained or that there are not sufficient funds in the Trust Account, in each case subject to certain terms specified in the Business Combination Agreement (as described under “The Business Combination Agreement — Conditions to Closing”), or that other Closing conditions are not satisfied. If HighCape does not complete the Business Combination, HighCape could be subject to several risks, including:

•	the parties may be liable for damages to one another under the terms and conditions of the Business Combination Agreement;

•	negative reactions from the financial markets, including declines in the price of HighCape Class A common stock due to the fact that current prices may reflect a market assumption that the Business Combination will be completed; and

•	the attention of our management will have been diverted to the Business Combination rather than the pursuit of other opportunities in respect of an initial business combination.

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

If the Business Combination is consummated, New Quantum-Si’s organizational documents will be governed by Delaware law. Certain provisions of Delaware law and of New Quantum-Si’s certificate of incorporation and bylaws could discourage, delay, defer or prevent a merger, tender offer, proxy contest or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares of New Quantum-Si Class A common stock held by New Quantum-Si’s stockholders. These provisions provide for, among other things:

•	the ability of New Quantum-Si’s board of directors to issue one or more series of preferred stock;

•	stockholder action by written consent only until the first time when Dr. Rothberg ceases to beneficially own a majority of the voting power of the capital stock of New Quantum-Si;

•	certain limitations on convening special stockholder meetings;

•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at New Quantum-Si’s annual meetings;

•	amendment of certain provisions of the organizational documents only by the affirmative vote of (i) a majority of the voting power of the capital stock of New Quantum-Si so long as Dr. Rothberg beneficially owns shares representing a majority of the voting power of the capital stock of New Quantum-Si and (ii) at least two-thirds of the voting power of the capital stock from and after the time that Dr. Rothberg ceases to beneficially own shares representing a majority of the voting power of the voting stock of New Quantum-Si; and

•	a dual-class common stock structure with 20 votes per share of New Quantum-Si Class B common stock, the result of which is that upon the Business Combination, Dr. Rothberg will have the ability to control the outcome of matters requiring stockholder approval, even though Dr. Rothberg will own less than a majority of the outstanding shares of New Quantum-Si’s capital stock.

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

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

Our Warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on warrants that have certain settlement terms and provisions related to certain tender offers or warrants which do not meet the criteria to be considered indexed to an entity's own stock, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our Public Warrants and Private Placement Warrants, and determined that the Warrants should be reclassified as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Form 10-K/A are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815-40, “Derivatives and Hedging --Contracts on an Entity's Own Equity” provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize noncash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report on Form 10-K/A, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in August 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the affected periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management's consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the Warrants we issued in connection with the August 2020 initial public offering, see “Note 2 --Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report on Form 10-K/A.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

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

There is no material litigation, arbitration or governmental proceeding currently pending against HighCape or any members of its management team in their capacity as such, and HighCape and the members of its management team have not been subject to any such proceeding in the 12 months preceding the date of this Form 10-K/A.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note and in “Note 2—Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from June 10, 2020 (inception) through December 31, 2020, we had a net loss of $3,586,390, which consists of formation and operating costs of $265,291, a change in the fair value of the warrant liability of $3,096,650 and transaction costs of $226,601, offset by interest income on marketable securities held in the Trust Account of $2,152.

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

For the period from June 10, 2020 (inception) through December 31, 2020, cash used in operating activities was $268,460. Net loss of $3,586,390 was affected by interest earned on marketable securities held in the Trust Account of $2,152, a non-cash charge for the change in the fair value of warrant liabilities of $3,096,650, transaction costs of $226,601 and changes in operating assets and liabilities, which used $3,169 of cash from operating activities.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a binomial lattice model methodology.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as December 31, 2020.

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

Restatement of Previously Issued Financial Statements

On May 5, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of December 31, 2020 and for the period from June 10, 2020 (inception) through December 31, 2020; as of September 9, 2020; and as of and for the periods ended September 30, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified.) In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•	monitoring compliance on a quarterly basis with the terms of the IPO and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the IPO; and

•	reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Mr. Colpman and Mr. Taub, and Mr. Taub serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of February 1, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors that beneficially owns shares of our common stock; and

•	all our executive officers and directors as a group.

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

Item 16.	Form 10-K Summary.

Not applicable.

 EXHIBIT INDEX

Exhibit No.	Description

1.1++	Underwriting Agreement, dated September 3, 2020, by and between the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 of HighCape’s Current Report on Form 8-K (File No. 001-39486), filed with the SEC on September 4, 2020).
2.1†++	Business Combination Agreement, dated as of February 18, 2021, by and among HighCape Capital Acquisition Corp., Tenet Merger Sub, Inc. and Quantum-Si Incorporated (included as Annex A to the Company’s Form S-4 which forms as part of this registration statement).
3.1	Amended and Restated Certificate of Incorporation of HighCape Capital Acquisition Corp. (incorporated by reference to Exhibit 3.1 of HighCape’s Current Report on Form 8-K (File No. 001-39486), filed with the SEC on September 9, 2020).
3.2	Bylaws of HighCape Capital Acquisition Corp, (incorporated by reference to Exhibit 3.3 of HighCape’s Form S-1/A (File No. 333-240283), filed with the SEC on August 10, 2020).
3.3++	Form of New Quantum-Si Charter (included as Annex B to the Company’s Form S-4 which forms as part of this registration statement).
3.4++	Form of New Quantum-Si Bylaws (included as Annex C to the Company’s Form S-4 which forms as part of this registration statement).
4.1	Warrant Agreement, dated as of September 3, 2020, by and between HighCape Capital Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of HighCape Capital Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39486), filed with the SEC on September 9, 2020).
4.2	Description of Securities*
10.1++	Form of Quantum-Si Incorporated 2021 Equity Incentive Plan (included as Annex D to the Company’s Form S-4 which forms a part of this registration statement).
10.2	Form of PIPE Investor Subscription Agreement for institutional investors, dated as of February 18, 2021, by and between HighCape Capital Acquisition Corp., and the subscriber parties thereto (incorporated by reference to Exhibit 10.1 of HighCape’s Current Report on Form 8-K (File No. 001-39486), filed with the SEC on February 18, 2021).
10.3	Form of PIPE Investor Subscription Agreement for accredited investors, dated as of February 18, 2021, by and between HighCape Capital Acquisition Corp., and the subscriber parties thereto (incorporated by reference to Exhibit 10.2 of HighCape’s Current Report on Form 8-K/A (File No. 001-39486), filed with the SEC on February 19, 2021).
10.4	Form of Subscription Agreement, dated February 18, 2021, by and between HighCape Capital Acquisition Corp. and the Foresite Funds (incorporated by reference to Exhibit 10.3 of HighCape’s Current Report on Form 8-K/A (File No. 001-39486), filed with the SEC on February 19, 2021).
10.5	Transaction Support Agreement, dated as of February 19, 2021, by and among HighCape Capital Acquisition Corp, and certain Supporting Stockholders of Quantum-Si Incorporated (incorporated by reference to Exhibit 10.1 of HighCape’s Current Report on Form 8-K (File No. 001-39486), filed with the SEC on February 22, 2021).

10.6	Sponsor Letter Agreement, dated as of February 18, 2021, by and among HighCape Capital Acquisition LLC, Deerfield Partners, L.P., HighCape Capital Acquisition Corp. and Quantum-Si Incorporated (incorporated by reference to Exhibit 10.4 of HighCape Capital’s Current Report on Form 8-K (File No. 001-39486), filed with the SEC on February 18, 2021).
10.7	Form of Executive Chairman Agreement, to be entered into by and between Quantum-Si Incorporated and Jonathan M. Rothberg, Ph.D. (included in Annex A to the Company’s Form S-4 which forms a part of this registration statement).
10.8	Form of Amended and Restated Registration Rights Agreement, to be entered into by and among HighCape Capital Acquisition Corp., Quantum-Si Incorporated and certain of its stockholders (included in Annex A to the Company’s Form S-4 which forms a part of this registration statement).
10.9+	Offer Letter of Employment, dated as of October 28, 2020, by and between Quantum-Si Incorporated and John Stark (incorporated by reference to Exhibit 10.9 of HighCape Capital Acquisition Corp. S-4 (File No. 333-253691) filed with the SEC on March 01, 2021).
10.10+	Offer Letter of Employment, dated as of June 1, 2015, by and between Quantum-Si Incorporated and Michael P. McKenna, Ph.D (incorporated by reference to Exhibit 10.10 of HighCape Capital Acquisition Corp. S-4 (File No. 333-253691) filed with the SEC on March 01, 2021).
10.11+	Offer Letter of Employment, dated as of March 16, 2016, by and between Quantum-Si Incorporated and Matthew Dyer, Ph.D (incorporated by reference to Exhibit 10.11 of HighCape Capital Acquisition Corp. S-4 (File No. 333-253691) filed with the SEC on March 01, 2021).
10.12	Technology and Services Exchange Agreement, dated as of February 17, 2021, by and among Quantum-Si Incorporated and the participants named therein (incorporated by reference to Exhibit 10.12 of HighCape Capital Acquisition Corp. S-4 (File No. 333-253691) filed with the SEC on March 01, 2021).
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

101.INS XBRL Instance Document*

101.SCH XBRL Taxonomy Extension Schema*

101.CAL XBRL Taxonomy Calculation Linkbase*

101.LAB XBRL Taxonomy Label Linkbase*

101.PRE XBRL Definition Linkbase Document*

101.DEF XBRL Definition Linkbase Document*

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
++	Previously Filed
*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on September 9, 2020.
(2)	Incorporated by reference to the Company’s Form S-1, originally filed with the Commission on August 3, 2020 (File No. 333-240283), as amended.

HIGHCAPE CAPITAL ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

HighCape Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of HighCape Capital Acquisition Corp. (the “Company”), as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from June 10, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from June 10, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

May 10, 2021

HIGHCAPE CAPITAL ACQUISITION CORP.

 BALANCE SHEET

DECEMBER 31, 2020 (As Restated)

ASSETS
Current Assets
Cash	$1,034,163
Prepaid expenses	149,727
Total Current Assets	1,183,890

Cash and cash equivalents held in Trust Account	115,002,152
TOTAL ASSETS	$116,186,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$146,558
Total Current Liabilities	146,558

Warrant liability	4,525,250
Deferred underwriting fee payable	4,025,000
Total Liabilities	8,696,808

Commitments and Contingencies

Class A common stock subject to possible redemption, 10,248,923 shares at $10.00 per share	102,489,230

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 1,656,077 issued and outstanding (excluding 10,248,923 shares subject to possible redemption)	166
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding	288
Additional paid-in capital	8,585,940
Accumulated deficit	(3,586,390)
Total Stockholders’ Equity	5,000,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$116,186,042

The accompanying notes are an integral part of the financial statements.

HIGHCAPE CAPITAL ACQUISITION CORP.

STATEMENT OF OPERATIONS

 FOR THE PERIOD FROM JUNE 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Formation and general and administrative expenses	$265,291
Loss from operations	(265,291)

Other income (expense):
Interest earned on cash and cash equivalents held in Trust Account	2,152
Change in fair value of warrant liability	(3,096,650)
Transaction costs allocated to warrant liabilty	(226,601)

Net loss	$(3,586,390)

Weighted average shares outstanding of Class A redeemable common stock	11,500,000
Basic and diluted income per share, Class A redeemable common stock	$0.00

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	3,100,220
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(1.16)

The accompanying notes are an integral part of the financial statements.

HIGHCAPE CAPITAL ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JUNE 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – June 10, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsors	—	—	2,875,000	288	24,712	—	25,000

Sale of 11,500,000 Units, net of underwriting discounts and warrant liability	11,500,000	1,150	—	—	107,048,074	—	107,049,224

Sale of 405,000 Private Placement Units, net of warrant liability	405,000	41	—	—	4,001,359	—	4,001,400

Class A common stock subject to possible redemption	(10,248,923)	(1,025)	—	—	(102,488,205)	—	(102,489,230)

Net loss	—	—	—	—	—	(3,586,390)	(3,586,390)

Balance – December 31, 2020	1,656,077	$166	2,875,000	$288	$8,585,940	$(3,586,390)	$5,000,004

The accompanying notes are an integral part of the financial statements.

HIGHCAPE CAPITAL ACQUISITION CORP.

STATEMENT OF CASH FLOWS (As Restated)

FOR THE PERIOD FROM JUNE 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(3,586,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,521)
Change in fair value of warrant liability	3,096,650
Transaction costs allocated to warrant liabilty	226,601
Changes in operating assets and liabilities:
Prepaid expenses	(149,727)
Accrued expenses	146,558
Net cash used in operating activities	(268,460)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(115,000,000)
Net cash used in investing activities	(115,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000
Proceeds from sale of Private Placement Units	4,050,000
Repayment of promissory note - related party	(99,627)
Payment of offering costs	(372,750)
Net cash provided by financing activities	116,302,623

Net Change in Cash	1,034,163
Cash – Beginning of period	—
Cash – End of period	$1,034,163

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Initial classification of Class A common stock subject to possible redemption	$105,848,020
Change in value of Class A common stock subject to possible redemption	$(3,358,790)
Deferred underwriting fee payable	$4,025,000
Payment of offering costs through promissory note – related party	$99,627

Initial Classification of warrant liability in connection with Initial Public Offering and Private Placement	$1,428,600

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

The registration statement for the Company’s Initial Public Offering was declared effective on September 3, 2020. On September 9, 2020 the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 405,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to HighCape Capital Acquisition, LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $4,050,000, which is described in Note 5.

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and any other holders of the Company’s common stock prior to the Initial Public Offering (the “initial stockholders”) have agreed to vote their Founder Shares (as defined in Note 6), Private Placement Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

HIGHCAPE CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2020

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 5) and Private Placement Warrants (as defined in Note 5) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

In connection with the audit of the Company’s financial statements as of and for the period ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below.

The restatement had no impact on net cash flows from operating, investing or financing activities.

	As
	Previously		As
	Reported	Adjustments	Restated
Balance sheet as of September 9, 2020 (audited)
Warrant Liability	$—	$1,428,600	$1,428,600
Total Liabilities	4,169,627	1,428,600	5,598,227
Class A Common Stock Subject to Possible Redemption	107,276,620	(1,428,600)	105,848,020
Class A Common Stock	118	15	133
Additional Paid-in Capital	5,000,597	226,586	5,227,183
Accumulated Deficit	(1,000)	(226,601)	(227,601)

Number of Class A Common Stock Subject to Redemption	10,727,662	(142,860)	10,584,802

Balance sheet as of September 30, 2020 (unaudited)
Warrant Liability	$—	$1,825,433	$1,825,433
Total Liabilities	4,113,342	1,825,433	5,938,755
Class A Common Stock Subject to Possible Redemption	107,226,360	(1,825,433)	105,400,927
Class A Common Stock	118	19	137
Additional Paid-in Capital	5,050,857	623,415	5,674,272
Accumulated Deficit	(51,253)	(623,434)	(674,687)

Number of Class A Common Stock Subject to Redemption	10,722,636	(182,543)	10,540,093

Balance sheet as of December 31, 2020 (audited)
Warrant Liability	$—	$4,525,250	$4,525,250
Total Liabilities	4,171,558	4,525,250	8,696,808
Class A Common Stock Subject to Possible Redemption	107,014,480	(4,525,250)	102,489,230
Class A Common Stock	120	46	166
Additional Paid-in Capital	5,262,735	3,323,205	8,585,940
Accumulated Deficit	(263,139)	(3,323,251)	(3,586,390)

Number of Class A Common Stock Subject to Redemption	10,701,448	(452,525)	10,248,923

Three months ended September 30, 2020 (unaudited)
Change in fair value of warrant liability	$—	$396,833	$238,100
Transactions costs allocated to warrant liability	—	226,601	226,601
Net loss	(50,253)	(623,434)	(673,687)
Weighted average shares outstanding of Class A redeemable common stock	11,500,000	—	11,500,000
Basic and diluted net loss per share, Class A redeemable common stock	0.00	—	0.00
Weighted average shares outstanding of Class A and Class B non-redeemable common stock	3,280,000	—	3,280,000
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.02)	(0.14)	(0.16)

Period from June 10, 2020 (inception) to September 30, 2020 (unaudited)
Change in fair value of warrant liability	$—	$396,833	$238,100
Transactions costs allocated to warrant liability	—	226,601	226,601
Net loss	(51,253)	(623,434)	(674,687)
Weighted average shares outstanding of Class A redeemable common stock	11,500,000	—	11,500,000
Basic and diluted net income per share, Class A redeemable common stock	0.00	0.00	0.00
Weighted average shares outstanding of Class A and Class B non-redeemable common stock	3,280,000	—	3,280,000
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.02)	(0.14)	(0.16)

Period from June 10, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liability	$—	$3,096,650	$3,096,650
Transactions costs allocated to warrant liability	—	226,601	226,601
Net loss	(263,139)	(3,323,251)	(3,586,390)
Weighted average shares outstanding of Class A redeemable common stock	11,500,000	—	11,500,000
Basic and diluted net income per share, Class A redeemable common stock	0.00	—	0.00
Weighted average shares outstanding of Class A and Class B non-redeemable common shares	3,100,220	—	3,100,220
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.08)	(1.08)	(1.16)

HIGHCAPE CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2020

Cash Flow Statement for the Period from June 10, 2020 (inception) to September 30, 2020 (unaudited)
Net loss	$(51,253)	$(623,434)	$(674,687)
Allocation of initial public offering costs		226,601	226,601
Change in fair value of warrant liability	—	396,833	396,833
Initial classification of warrant liability	—	1,428,600	1,428,600
Initial classification of common stock subject to possible redemption	107,276,620	(1,428,600)	105,848,020
Change in value of common stock subject to possible redemption	(50,260)	(396,833)	(447,093)

Cash Flow Statement for the Period from June 10, 2020 (inception) to December 31, 2020 (audited)
Net loss	$(263,139)	$(3,323,251)	$(3,586,390)
Allocation of initial public offering costs	--	226,601	226,601
Change in fair value of warrant liability	—	3,096,650	3,096,650
Initial classification of warrant liability	—	1,428,600	1,428,600
Initial classification of common stock subject to possible redemption	107,276,620	(1,428,600)	105,848,020
Change in value of common stock subject to possible redemption	(103,590)	(3,255,200)	(3,358,790)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a binomial lattice model methodology (see Note 11).

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period From June 10, 2020 (inception) Through December 31,
2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$2,152
Income and Franchise Tax	(2,152)
Net Earnings	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	11,500,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00

Non-Redeemable Class A and B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(3,586,390)
Redeemable Net Earnings	—
Non-Redeemable Net Loss	$(3,589,390)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted (1)	3,100,220
Loss/Basic and Diluted Non-Redeemable Class A and B Common Stock	$(1.16)

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•          Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•          Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•          Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 1,656,077 shares of Class A common stock issued and outstanding, excluding 10,248,923 Class A common stock subject to possible redemption.

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

NOTE 9. WARRANT LIABILITY

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

NOTE 10. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of warrant liability	(19.5)%
Change in valuation allowance	(1.5)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 11. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		December 31,
	Level	2020
Assets:
Cash and cash equivalents held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$115,002,152

Liabilities:
Warrant Liability – Public Warrants	1	$4,370,000
Warrant Liability – Private Placement Warrants	3	$155,250

HIGHCAPE CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2020

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Private Placement Warrants were initially valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates will be implied from the Company’s own public warrant pricing. A binomial lattice model methodology was also used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date. As of December 31, 2020, the significant assumptions used in preparing the option pricing model for valuing the warrant liability of the Private Placement Warrants include (i) volatility of 18.6%, (ii) risk-free interest rate of 0.41%, (iii) strike price ($11.50), (iv) fair value of common stock ($10.15), and (v) expected life of 4.4 years.

The key inputs into the binomial lattice simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement, September 30, 2020 and December 31, 2020 (Private Warrants only):

	September 9,
	2020 (Initial	September 30,	December 31,
Input	Measurement)	2020	2020
Risk-free interest rate	0.34%	0.34%	0.34%
Trading days per year	252	252	252
Expected volatility	27.0%	27.0%	27.0%
Exercise price	$11.50	$11.50	$11.50
Stock Price	$10.00	$10.00	$10.00

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of June 10, 2020 (inception)	$—	$—	$—
Initial measurement on September 9, 2020	48,600	1,380,000	1,428,600
Change in valuation inputs or other assumptions	106,650	2,990,000	3,096,650
Fair value as of December 31, 2020	$155,250	$4,370,000	$4,525,250

On October 26, 2020, our Publicly Warrants were separated from our Units and began trading, at which point the Warrant Liability related to the Publicly Warrants transferred from a Level 3 liability to a Level 1 liability. The value of the Publicly Warrants upon transfer was $3,545,833. The value of the Public Warrants at 12/31/20 was $4,370,000

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below and in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

May 10, 2021	HighCape Capital Acquisition Corp.

	By:	/s/ Kevin Rakin
Name: Kevin Rakin Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Kevin Rakin	Chief Executive Officer and Chairman of the Board	May 10, 2021
Kevin Rakin	(Principal Executive Officer)

/s/ Matt Zuga	Chief Financial Officer and Chief Operating Officer	May 10, 2021
Matt Zuga	(Principal Financial and Accounting Officer)

/s/ David Colpman	Director	May 10, 2021
David Colpman

/s/ Antony Loebel	Director	May 10, 2021
Antony Loebel, M.D.

/s/ Robert Taub	Director	May 10, 2021
Robert Taub