Form 10-Q
period 2021-06-30
Quantum-Si Inc
filed 2021-08-16
CIK 1816431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
Commission File Number: 001-39292

QUANTUM-SI INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	85-1388175
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

530 Old Whitfield Street
Guilford, Connecticut	06437
(Address of principal executive offices)	(Zip Code)

(203) 458-7100
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered

Class A common stock, $0.0001 per share	QSI	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	QSIAW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 11, 2021, the registrant had 116,463,160 shares of Class A common stock outstanding and 19,937,500 shares of Class B common stock outstanding.

QUANTUM-SI INCORPORATED
FORM 10-Q
For the quarterly period ended June 30, 2021

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Quantum-Si” mean Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.) and our subsidiaries. On June 10, 2021 (the “Closing Date”), HighCape Capital Acquisition Corp., a Delaware corporation (“HighCape” and after the Business Combination described herein, the “Company”), consummated a business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of February 18, 2021 (the “Business Combination Agreement”), by and among HighCape, Tenet Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Quantum-Si Incorporated, a Delaware corporation (“Legacy Quantum-Si”). Immediately upon the consummation of the Business Combination and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”, and such completion, the “Closing”), Merger Sub merged with and into Legacy Quantum-Si, with Legacy Quantum-Si surviving the Business Combination as a wholly-owned subsidiary of HighCape (the “Merger”). In connection with the Transactions, HighCape changed its name to “Quantum-Si Incorporated” and Legacy Quantum-Si changed its name to “Q-SI Operations Inc.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. The forward-looking statements are based on projections prepared by, and are the responsibility of, the Company’s management. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●
the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition and our ability to grow and manage growth profitably and retain our key employees;

●	the ability to maintain the listing of our Class A common stock on The Nasdaq Stock Market LLC (“Nasdaq”);
●	changes in applicable laws or regulations;
●	our ability to raise financing in the future;
●	the success, cost and timing of our product development activities;
●	the commercialization and adoption of our existing products and the success of our new product offerings;
●	the potential attributes and benefits of our products once commercialized;
●	our ability to obtain and maintain regulatory approval for our products, and any related restrictions and limitations of any approved product;
●	our ability to identify, in-license or acquire additional technology;
●	our ability to maintain our existing license agreements and manufacturing arrangements;
●
our ability to compete with other companies currently marketing or engaged in the development of products and services that serve customers engaged in proteomic analysis, many of which have greater financial and marketing resources than us;

●	the size and growth potential of the markets for our products, and the ability of each to serve those markets once commercialized, either alone or in partnership with others;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our financial performance; and
●	the impact of the COVID-19 pandemic on our business.

These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described under the caption “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in other filings that we make with the Securities and Exchange Commission. The risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$521,936	$36,910
Prepaid expenses and other current assets	2,007	716
Due from related parties	150	232
Total current assets	524,093	37,858
Property and equipment, net	2,857	1,996
Other assets - related party	-	738
Total assets	$526,950	$40,592
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$3,032	$1,301
Due to related parties	886	28
Accrued expenses and other current liabilities	3,946	1,425
Total current liabilities	7,864	2,754
Long-term liabilities:
Warrant liabilities	15,150	-
Notes payable	-	1,749
Total liabilities	23,014	4,503
Commitments and contingencies (Note 14)
Convertible preferred stock
Convertible preferred stock (Series A, B, C, D, and E) $0.0001 par value with an aggregate liquidation preference of $0 and $216 as of June 30, 2021 and December 31, 2020, respectively; 0 and 92,078,549 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 0 and 90,789,268 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	-	195,814
Stockholders' equity (deficit)
Class A Common stock, $0.0001 par value; 600,000,000 and 90,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 116,463,160 and 5,378,287 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	12	1
Class B Common stock, $0.0001 par value; 27,000,000 and 0 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 19,937,500 and 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2	-
Additional paid-in capital	723,641	12,517
Accumulated deficit	(219,719)	(172,243)
Total stockholders' equity (deficit)	503,936	(159,725)
Total Liabilities, convertible preferred stock and stockholders' equity (deficit)	$526,950	$40,592

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (in thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$13,114	$6,595	$21,086	$14,519
General and administrative	17,805	1,306	21,222	3,526
Sales and marketing	1,245	300	1,635	559
Total operating expenses	32,164	8,201	43,943	18,604
Loss from operations	(32,164)	(8,201)	(43,943)	(18,604)
Interest income	2	7	2	93
Interest expense	(5)	(1)	(5)	(1)
Change in fair value of warrant liabilities	(3,533)	-	(3,533)	-
Other income (expense), net	3	(2)	3	1
Loss before provision for income taxes	(35,697)	(8,197)	(47,476)	(18,511)
Provision for income taxes	-	-	-	-
Net loss and comprehensive loss	$(35,697)	$(8,197)	$(47,476)	$(18,511)
Net loss per common share attributable to common stockholders, basic and diluted	$(3.05)	$(1.53)	$(5.50)	$(3.46)
Weighted-average shares used to compute net loss per share attibutable to common stockholders, basic and diluted	11,696,084	5,351,199	8,629,355	5,345,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
 (in thousands, except share amounts)
(Unaudited)

	Convertible preferred stock		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2019	84,201,570	$160,555	5,263,403	$1	-	$-	$10,530	$(135,630)	$(125,099)
Net loss	-	-	-	-	-	-	-	(10,314)	(10,314)
Issuance of Series E convertible preferred stock, net of issuance costs	1,923,519	10,288	-	-	-	-	-	-	-
Common stock issued upon exercise of stock options	-	-	87,796	-	-	-	18	-	18
Stock-based compensation expense	-	-	-	-	-	-	642	-	642
Balance - March 31, 2020	86,125,089	$170,843	5,351,199	$1	-	$-	$11,190	$(145,944)	$(134,753)
Net loss	-	-	-	-	-	-	-	(8,197)	(8,197)
Issuance of Series E convertible preferred stock, net of issuance costs	-	(12)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	466	-	466
Balance - June 30, 2020	86,125,089	$170,831	5,351,199	$1	-	$-	$11,656	$(154,141)	$(142,484)

	Convertible preferred stock		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2020	90,789,268	$195,814	5,378,287	$1	-	$-	$12,517	$(172,243)	$(159,725)
Net loss	-	-	-	-	-	-	-	(11,779)	(11,779)
Issuance of Series E convertible preferred stock, net of issuance costs	-	(4)	-	-	-	-	-	-	-
Common stock issued upon exercise of stock options	-	-	581,237	-	-	-	999	-	999
Stock-based compensation expense	-	-	-	-	-	-	457	-	457
Balance - March 31, 2021	90,789,268	$195,810	5,959,524	$1	-	$-	$13,973	$(184,022)	$(170,048)
Net loss	-	-	-	-	-	-	-	(35,697)	(35,697)
Common stock issued upon exercise of stock options	-	-	1,327,823	-	-	-	2,712	-	2,712
Conversion of the convertible preferred stock into Class A and Class B common stock	(90,789,268)	(195,810)	52,466,941	5	19,937,500	2	195,803	-	195,810
Net equity infusion from the Business Combination	-	-	56,708,872	6	-	-	501,166	-	501,172
Stock-based compensation expense	-	-	-	-	-	-	9,987	-	9,987
Balance - June 30, 2021	-	$-	116,463,160	$12	19,937,500	$2	$723,641	$(219,719)	$503,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(47,476)	$(18,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	448	454
Loss on disposal of fixed assets	-	2
Change in fair value of warrant liabilities	3,533	-
Stock-based compensation expense	10,444	1,108
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,291)	(67)
Due from related parties	82	(426)
Other assets - related party	738	201
Accounts payable	841	225
Due to related parties	858	(35)
Accrued expenses and other current liabilities	1,948	(143)
Net cash used in operating activities	$(29,875)	$(17,192)
Cash flows from investing activities:
Purchases of property and equipment	(1,229)	(332)
Net cash used in investing activities	$(1,229)	$(332)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,711	18
Proceeds from issuance of Series E convertible preferred stock	-	10,310
Net proceeds from equity infusion from the Business Combination	514,187	-
Proceeds from issuance of notes payable	-	884
Payment of notes payable	(1,749)	-
Stock issuance costs for Series E convertible preferred stock	(4)	(34)
Principal payments under capital lease obligations	(15)	(28)
Net cash provided by financing activities	$516,130	$11,150
Net increase (decrease) in cash and cash equivalents	485,026	(6,374)
Cash and cash equivalents at beginning of period	36,910	32,930
Cash and cash equivalents at end of period	$521,936	$26,556
Supplemental disclosure of cash flow information:
Cash received from exchange of research and development tax credits	$377	$-
Supplemental disclosure of noncash information:
Noncash acquisition of property and equipment	$108	$17
Forgiveness of related party promissory notes	$150	$20
Noncash equity related transaction costs from the Business Combination	$1,397	$-
Noncash equity related warrants from the Business Combination	$11,618	$-
Conversion of the convertible preferred stock into Class A and Class B common stock	$195,810	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Quantum-Si Incorporated (“Quantum-Si”, the “Company”, “we”, “us” and “our”), formerly known as HighCape Capital Acquisition Corp. (“HighCape”), was incorporated as a Delaware corporation on June 10, 2020. The Company’s legal name became Quantum-Si Incorporated in connection with the closing of the Business Combination on June 10, 2021 (the “Closing”), as defined and described in Note 3 “Business Combination”. In connection with the Closing, Quantum-Si Incorporated, a Delaware corporation (“Legacy Quantum-Si”), merged with and into a wholly-owned subsidiary of HighCape, became a wholly-owned subsidiary of the Company, and changed its name to Q-SI Operations Inc. The prior period financial information represents the financial results and condition of Legacy Quantum-Si.

The Company is an innovative life sciences company with the mission of transforming single molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell. The Company has developed a proprietary universal single molecule detection platform that the Company is first applying to proteomics to enable Next Generation Protein Sequencing (“NGPS”), the ability to sequence proteins in a massively parallel fashion (rather than sequentially, one at a time), and can be used for the study of nucleic acids. The Company’s platform is comprised of the Carbon™ automated sample preparation instrument, the Platinum™ NGPS instrument, the Quantum-Si Cloud™ software service, and reagent kits and chips for use with its instruments.

Although the Company has incurred recurring losses in each year since inception, the Company expects its cash and cash equivalents will be able to fund its operations for at least the next twelve months.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Legacy Quantum-Si audited financial statements as of and for the years ended December 31, 2020 and 2019. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP, on an annual reporting basis.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2021, or any other period.

Except as described elsewhere in this Note 2 under the heading “Recently Issued Accounting Pronouncements” and Note 3 “Business Combination”, there have been no material changes to the Company’s significant accounting policies as described in the Legacy Quantum-Si audited financial statements as of and for the years ended December 31, 2020 and 2019.

COVID-19 Outbreak

The outbreak of the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization on March 11, 2020 and declared a National Emergency by the President of the United States on March 13, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts on the Company’s operating results, financial condition and cash flows. The COVID-19 pandemic had, and is expected to continue to have, an adverse impact on the Company’s operations, particularly as a result of preventive and precautionary measures that the Company, other businesses, and governments are taking. Governmental mandates related to COVID-19 or other infectious diseases, or public health crises, have impacted, and the Company expects them to continue to impact, its personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which would disrupt or delay the Company’s receipt of instruments, components and supplies from the third parties the Company relies on to, among other things, produce its products currently under development. The COVID-19 pandemic has also had an adverse effect on the Company’s ability to attract, recruit, interview and hire at the pace the Company would typically expect to support its rapidly expanding operations. To the extent that any governmental authority imposes additional regulatory requirements or changes existing laws, regulations, and policies that apply to the Company’s business and operations, such as additional workplace safety measures, the Company’s product development plans may be delayed, and the Company may incur further costs in bringing its business and operations into compliance with changing or new laws, regulations, and policies. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impacts.

The estimates of the impact on the Company’s business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets. While the Company is unable to predict the full impact that the COVID-19 pandemic will have on the Company’s future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic, and the actions that may be taken by government authorities across the United States, it is not expected to result in any significant changes in costs going forward.

The Company has not incurred any significant impairment losses in the carrying values of the Company’s assets as a result of the COVID-19 pandemic and is not aware of any specific related event or circumstance that would require the Company to revise its estimates reflected in its condensed consolidated financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents. At June 30, 2021 and December 31, 2020, substantially all of the Company’s cash and cash equivalents were invested in money market accounts at one financial institution. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced any losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions about future events that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates and assumptions. Significant estimates and assumptions included:

•	valuation allowances with respect to deferred tax assets;

•	valuation of warrant liabilities; and

•	assumptions underlying the fair value used in the calculation of the stock-based compensation.

The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment at least annually or when the Company determines a triggering event has occurred. When a triggering event has occurred, each impairment test is based on a comparison of the future expected undiscounted cash flow to the recorded value of the asset. If the recorded value of the asset is less than the undiscounted cash flow, the asset is written down to its estimated fair value. No impairments were recorded for the three and six months ended June 30, 2021 and 2020.

Warrant Liabilities

The Company’s outstanding warrants include publicly-traded warrants (the “Public Warrants”) which were issued as one-third of one redeemable warrant per unit issued during the Company’s initial public offering on September 9, 2020 (the “IPO”), and warrants sold in a private placement (the “Private Warrants”) to HighCape’s sponsor, HighCape Capital Acquisition LLC (the “Sponsor”). The Company evaluated its warrants under Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public Warrants and Private Warrants meet the definition of a derivative under ASC 815-40, the Company recorded these warrants as long-term liabilities on the balance sheet at fair value upon the Closing of the Business Combination, with subsequent changes in their respective fair values recognized in the condensed consolidated statements of operations and comprehensive loss at each reporting date.

Recently Issued Accounting Pronouncements

Accounting pronouncements issued but not yet adopted

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize almost all their leases on the balance sheet by recording a lease liability and corresponding right-of-use assets. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. As per the latest ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, issued by the FASB, entities that have not yet issued or made available for issuance the financial statements as of June 3, 2020 can defer the new guidance for one year. For public entities, this guidance is effective for annual reporting periods beginning January 1, 2019, including interim periods within that annual reporting period. For the Company, this guidance is effective for annual reporting periods beginning January 1, 2022, and interim reporting periods within annual reporting periods beginning January 1, 2023. The Company is in the process of evaluating the impact that the adoption of this pronouncement will have on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). For public entities, this guidance is effective for fiscal years beginning January 1, 2020 and interim periods within those fiscal years. For the Company, this guidance is effective for annual reporting periods beginning January 1, 2021 and interim periods beginning January 1, 2022. The Company is in the process of evaluating the impact that the adoption of this pronouncement will have on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify various aspects related to accounting for income taxes. For public entities, this guidance is effective for annual reporting periods beginning January 1, 2021, including interim periods within that annual reporting period. For the Company, this guidance is effective for annual reporting periods beginning January 1, 2022 and interim reporting periods within annual reporting periods beginning January 1, 2023. The Company is in the process of evaluating the impact that the adoption of this pronouncement will have on its condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. For public entities, this guidance is effective for annual reporting periods beginning January 1, 2022, including interim periods within that annual reporting period. For the Company, this guidance is effective for annual reporting periods beginning January 1, 2024, and interim reporting periods within annual reporting periods beginning January 1, 2024, with early adoption permitted. The Company is in the process of evaluating the impact that the adoption of this pronouncement will have on its condensed consolidated financial statements.

3. BUSINESS COMBINATION

On June 10, 2021, Quantum-Si Incorporated, a Delaware corporation (“Legacy Quantum-Si”), consummated the previously announced business combination (the “Business Combination”) with HighCape in which Legacy Quantum-Si merged with a wholly-owned subsidiary of HighCape (the “Merger”) and survived the Business Combination as a wholly-owned subsidiary of the Company. In connection with the Business Combination, the Company changed its name to Quantum-Si Incorporated and Legacy Quantum-Si changed its name to Q-SI Operations Inc.

The Business Combination is accounted for as a reverse recapitalization in accordance with U.S. GAAP primarily due to the fact that Legacy Quantum-Si stockholders continued to control the Company following the Closing of the Business Combination. Under this method of accounting, HighCape is treated as the “acquired” company for accounting purposes and the Business Combination is treated as the equivalent of Legacy Quantum-Si issuing stock for the net assets of HighCape, accompanied by a recapitalization. The net assets of HighCape are stated at historical cost, with no goodwill or other intangible assets recorded. Reported shares and earnings per share available to holders of the Company’s capital stock and equity awards prior to the Business Combination have been retroactively restated reflecting the exchange ratio of 0.7975 (the “Exchange Ratio”) established pursuant to the Business Combination Agreement dated as of February 18, 2021 (the “Business Combination Agreement”).

Pursuant to the Business Combination Agreement, at the effective time of the Merger (the “Effective Time”):

•          each share of Legacy Quantum-Si capital stock (other than shares of Legacy Quantum-Si Series A preferred stock) that was issued and outstanding as of immediately prior to the Effective Time was automatically cancelled and extinguished and converted into the right to receive a number of shares of the Company’s Class A common stock equal to the Exchange Ratio, rounded down to the nearest whole number of shares;

•          each share of Legacy Quantum-Si Series A preferred stock that was issued and outstanding as of immediately prior to the Effective Time was automatically cancelled and extinguished and converted into the right to receive a number of shares of the Company’s Class B common stock equal to the Exchange Ratio, rounded down to the nearest whole number of shares;

•          each option to purchase shares of Legacy Quantum-Si common stock, whether vested or unvested, that was outstanding and unexercised as of immediately prior to the Effective Time was assumed by the Company and became an option (vested or unvested, as applicable) to purchase a number of shares of the Company’s Class A common stock equal to the number of shares of Legacy Quantum-Si common stock subject to such option immediately prior to the Effective Time multiplied by the Exchange Ratio, rounded down to the nearest whole number of shares, at an exercise price per share equal to the exercise price per share of such option immediately prior to the Effective Time divided by the Exchange Ratio, rounded up to the nearest whole cent; and

•          each Legacy Quantum-Si restricted stock unit outstanding immediately prior to the Effective Time was assumed by the Company and became a restricted stock unit with respect to a number of shares of the Company’s Class A common stock equal to the number of shares of Legacy Quantum-Si common stock subject to such Legacy Quantum-Si restricted stock unit immediately prior to the Effective Time multiplied by the Exchange Ratio, rounded down to the nearest whole share.

The Exchange Ratio was calculated based on the quotient resulting by dividing (i) the quotient of (x) $810,000 plus the excess of Legacy Quantum-Si cash over Legacy Quantum-Si debt as of immediately prior to the Effective Time plus the excess of certain HighCape expenses in connection with the Business Combination over $8,025 divided by (y) the number of issued and outstanding shares of Legacy Quantum-Si as of immediately prior to the Effective Time plus the number of issued vested Legacy Quantum-Si options at such time (where such number of vested options is calculated on net basis), by (ii) $10.00.

On June 10, 2021, HighCape filed the Second Amended and Restated Certificate of Incorporation (the “Restated Certificate”) with the Secretary of State of the State of Delaware, which became effective simultaneously with the Effective Time. As a consequence of filing the Restated Certificate, the Company adopted a dual class structure, comprised of the Company’s Class A common stock, which is entitled to one vote per share, and the Company’s Class B common stock, which is entitled to 20 votes per share. The Company’s Class B common stock has the same economic terms as the Company’s Class A common stock, but is subject to a “sunset” provision if Jonathan M. Rothberg, Ph.D., the founder of Legacy Quantum-Si and Executive Chairman of the Company (“Dr. Rothberg”), and other permitted holders of the Company’s Class B common stock collectively cease to beneficially own at least twenty percent (20%) of the number of shares of the Company’s Class B common stock (as such number of shares is equitably adjusted in respect of any reclassification, stock dividend, subdivision, combination or recapitalization of the Company’s Class B common stock) collectively held by Dr. Rothberg and permitted transferees of the Company’s Class B common stock as of the Effective Time.

Concurrently with the execution of the Business Combination Agreement, HighCape entered into subscription agreements (the “PIPE Investor Subscription Agreements”) with certain institutional investors and accredited investors (the “PIPE Investors”), pursuant to which the PIPE Investors purchased, immediately prior to the Closing, an aggregate of 42,500,000 shares of HighCape Class A common stock at a purchase price of $10.00 per share (the “PIPE Financing”).

In addition, concurrently with the execution of the Business Combination Agreement, HighCape entered into subscription agreements (the “Subscription Agreements”), with certain affiliates of Foresite Capital Management, LLC (the “Foresite Funds”), pursuant to which the Foresite Funds purchased immediately prior to the Closing, an aggregate of 696,250 shares of HighCape Class A common stock at a purchase price of $0.001 per share for aggregate gross proceeds of $1 after a corresponding number of shares of HighCape Class B common stock was irrevocably forfeited by HighCape’s Sponsor to HighCape for no consideration and automatically cancelled.

The total number of shares of the Company’s Class A common stock outstanding immediately following the Closing was 116,463,160, comprising:

•  59,754,288 shares of the Company’s Class A common stock issued to Legacy Quantum-Si stockholders (other than holders of Legacy Quantum-Si Series A preferred stock) in the Business Combination,

•  42,500,000 shares of the Company’s Class A common stock issued in connection with the Closing to the PIPE Investors pursuant to the PIPE Financing,

•  696,250 shares of the Company’s Class A common stock issued in connection with the Closing to the Foresite Funds pursuant to the Subscription Agreements;

•  2,178,750 shares of the Company’s Class A common stock issued to the initial stockholders holding the 2,178,750 shares of HighCape Class B common stock outstanding at the Effective Time, after reflecting the irrevocable forfeiture by the Sponsor to HighCape of 696,250 shares of HighCape Class B common stock for no consideration and automatic cancellation as of immediately prior to, and subject to the consummation of, the Closing;

•  405,000 shares of the Company’s Class A common stock held by the Sponsor holding shares of HighCape Class A common stock outstanding at the Effective Time, and

•  10,928,872 shares of the Company’s Class A common stock held by public stockholders holding shares of HighCape Class A common stock outstanding at the Effective Time, after reflecting redemptions of 571,128 shares of HighCape Class A common stock.

The total number of shares of the Company’s Class B common stock outstanding immediately following the Closing was 19,937,500 shares. Immediately following the Closing, Dr. Rothberg held approximately 80.4% of the combined voting power of the Company. Accordingly, Dr. Rothberg and his permitted transferees control the Company and the Company is a controlled company within the meaning of the Nasdaq listing rules.

The most significant change in the post-combination Company’s reported financial position and results was an increase in cash of $540,276 consisting of $425,001 from the PIPE investors and $115,275 from HighCape. The increase in cash was offset by transaction costs of $17,824, payment of the Paycheck Protection Program ("PPP") loan of $1,764 including interest, payments to redeeming Company shareholders of $5,712, payment of $3,800 to a third party service provider resulting in proceeds of $511,176 on the date of the Closing of the Business Combination on June 10, 2021. In addition, the post-combination balance sheet increased by the warrant liabilities of $11,618 and other insignificant assets and liabilities. Additional transaction costs were incurred prior to the Business Combination not settled on the date of Closing. Transaction costs of $7,383 were expensed during the three and six months ended June 30, 2021 in the condensed consolidated statements of operations and comprehensive loss.

On the date of Closing, the proceeds of $540,276 were offset against the warrant liabilities of $11,618, payments to redeeming Company shareholders of $5,712, and other liabilities and related transaction costs of $21,774 which resulted in an equity infusion from the Business Combination of $501,172 in the condensed consolidated statements of changes in convertible preferred stock and stockholders’ equity (deficit).

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair value.

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The Company utilizes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

•          Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

•         Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•          Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying value of cash and cash equivalents, notes receivable, accounts payable and accrued expenses and other current liabilities approximates their fair values due to the short-term or on demand nature of these instruments. There were no transfers between fair value measurement levels during the three and six months ended June 30, 2021. The Company accounted for the warrants as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss.

Our Public Warrants and Private Warrants were carried at fair value as of June 30, 2021. The Public Warrants were valued using Level 1 inputs as they are traded in an active market. The Private Warrants were valued using a binomial lattice model, which results in a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Warrants was the expected volatility of the Company’s Class A common stock. The expected volatility was based on consideration of the implied volatility from the Company’s own public warrant pricing and on the historical volatility observed at guideline public companies. As of June 30, 2021, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 49.0%, (ii) risk-free interest rate of 0.86%, (iii) strike price ($11.50), (iv) fair value of common stock ($12.26), and (v) expected life of 4.9 years.

Money market accounts were valued using quoted market prices and accordingly were classified as Level 1.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2021:

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
June 30, 2021:
Assets:
Money market accounts	$518,051	$518,051	$-	$-
Total assets at fair value on a recurring basis	$518,051	$518,051	$-	$-

Liabilities:
Warrant liabilities - Public Warrants	$14,413	$14,413	$-	$-
Warrant liabilities - Private Warrants	737	-	-	737
Total liabilities at fair value on a recurring basis	$15,150	$14,413	$-	$737

The Company had $36,040 of money market funds included in cash and cash equivalents as of December 31, 2020. These assets were valued using quoted market prices and accordingly were classified as Level 1. The fair value of the notes payable using Level 2 inputs was deemed to approximate the carrying value as of December 31, 2020. There were no transfers between fair value measurement levels during the year ended December 31, 2020.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, are recorded at historical cost and consist of the following:

	June 30, 2021	December 31, 2020
Laboratory equipment	$5,322	$4,245
Computer equipment	903	765
Software	156	136
Furniture and fixtures	47	47
Construction in process	109	35
	6,537	5,228
Less: Accumulated depreciation	(3,680)	(3,232)
Property and equipment, net	$2,857	$1,996

Depreciation expense amounted to $235 and $225 for the three months ended June 30, 2021 and 2020, respectively, and $448 and $454 for the six months ended June 30, 2021 and 2020, respectively.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2021	December 31, 2020
Salary and bonus	$1,347	$511
Contracted services	1,592	399
Legal fees	985	447
Other	22	68
Total accrued expenses and other current liabilities	$3,946	$1,425

7. NOTES PAYABLE

In August 2020, the Company received loan proceeds of $1,749 under the PPP. The Company used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The Company accounted for the loan as debt.

In connection with the Closing of the Business Combination as discussed in Note 3 “Business Combination”, the Company repaid the loan in full in June 2021. The Company recognized an insignificant amount of interest expense in the condensed consolidated statements of operations and comprehensive loss related to the loan.

8. CONVERTIBLE PREFERRED STOCK

The Company had issued five series of convertible preferred stock, Series A through Series E (the “Convertible Preferred Stock”). The following table summarizes the authorized, issued and outstanding Convertible Preferred Stock of the Company immediately prior to the Business Combination and as of December 31, 2020:

Class	Year of Class Issuance	Issuance Price per Share	Shares Authorized	Shares Issued and Outstanding	Total Proceeds or Exchange Value	Issuance Costs	Net Carrying Value	Initial Liquidation Price per Share
Series A	2013	$0.04	25,000,000	25,000,000	$1,000	$-	$1,000	$0.80
Series B	2015	0.80	31,250,000	31,250,000	25,000	-	25,000	0.80
Series C	2015-2016	4.61	8,164,323	8,164,323	37,638	328	37,310	4.61
Series D	2017	4.71	12,738,853	12,738,853	60,000	414	59,586	4.71
Series E	2018 - 2020	5.36	14,925,373	13,636,092	73,089	171	72,918	5.36
			92,078,549	90,789,268

Prior to the completion of the Business Combination on the Closing, there were no significant changes to the terms of the Convertible Preferred Stock as compared to December 31, 2020. Upon the Closing of the Business Combination, the Convertible Preferred Stock converted into Class A and Class B common stock based on the Business Combination’s Exchange Ratio of 0.7975 of the Company’s shares for each Legacy Quantum-Si share. The Company recorded the conversion at the carrying value of the Convertible Preferred Stock at the time of the Closing. There are no shares of Convertible Preferred Stock outstanding as of June 30, 2021.

9. EQUITY INCENTIVE PLAN

The Company’s 2013 Employee, Director and Consultant Equity Incentive Plan, as amended on March 12, 2021 (the “Plan”), was originally adopted by its Board of Directors and stockholders in September 2013. A summary of the Company's stock option and restricted stock activity under the Plan is presented in the tables below.

In connection with the Closing of the Business Combination, the Company adjusted the equity awards as described in Note 3 “Business Combination”. The adjustments to the awards did not result in incremental expense as the equitable adjustments were made pursuant to a preexisting nondiscretionary antidilution provision in the Plan, and the fair-value, vesting conditions, and classification are the same immediately before and after the modification. In connection with the Business Combination, HighCape’s stockholders approved and adopted the Quantum-Si Incorporated 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2021 Plan.

Stock option activity

During the six months ended June 30, 2021, the Company granted 2,414,599 option awards subject to service and/or performance conditions. The service condition requires the participant's continued employment with the Company through the applicable vesting date, and the performance condition requires the consummation of a contemplated Business Combination defined in the option award agreement. For options with performance conditions, stock-based compensation expense is only recognized if the performance conditions become probable to be satisfied. As the performance condition is a Business Combination, the performance condition would only become probable once the Business Combination was consummated. Accordingly, as the Business Combination was consummated during the six months ended June 30, 2021, the Company recorded stock-based compensation expense of $1,343 related to these option awards.

A summary of the stock option activity under the Plan is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	7,369,541	$2.37	6.77	$4,094
Granted	2,414,599	9.13
Exercised	(1,909,102)	1.95
Forfeited	(3,940)	3.03
Outstanding at June 30, 2021	7,871,098	$4.55	7.64	$60,664
Options exercisable at June 30, 2021	4,327,092	2.48	6.34	$42,313
Vested and expected to vest at June 30, 2021	7,568,257	$4.45	7.58	$59,096

Restricted stock unit activity

During the six months ended June 30, 2021, the Company granted 4,845,365 restricted stock unit (“RSU”) awards subject to service, performance and/or market conditions. The RSU awards include 1,703,460 and 170,346 RSU awards to the Company’s Chief Executive Officer and General Counsel, respectively, subject to service and performance conditions, 1,800,000 RSU awards to the Executive Chairman of the Company and two members of the board of directors subject to service and/or performance conditions, and 453,777 RSU awards to the Company’s Chief Executive Officer subject to service, market and performance conditions. The service condition requires the participant's continued employment with the Company through the applicable vesting date, and the performance condition requires the consummation of a contemplated Business Combination or financing transaction defined in the award agreement. The market condition requires that the Company's Class A common stock subsequent to the Business Combination trades above a specified level for a defined period of time, or that a subsequent financing transaction meets defined pricing thresholds and that the Company's common stock subsequent to the Business Combination trades above a specified level for a defined period of time. For RSU awards with performance conditions, stock-based compensation expense is only recognized if the performance conditions become probable to be satisfied. As the performance condition is a business combination or financing transaction, the performance condition would only become probable once a business combination or financing transaction was consummated. Accordingly, as the Business Combination was consummated during the six months ended June 30, 2021, the Company recorded stock-based compensation expense of $7,393 related to these RSU awards.

A summary of the RSU activity under the Plan is presented in the table below:

	Number of Shares Underlying RSUs	Weighted Average Grant-Date Fair Value
Outstanding non-vested RSUs at December 31, 2020	-	$-
Granted	4,845,365	8.03
Repurchased	-	-
Restrictions lapsed	-	-
Outstanding non-vested RSUs at June 30, 2021	4,845,365	$8.03

The Company’s stock-based compensation expense is allocated to the following operating expense categories as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Research and development	$2,483	$328	$2,823	$862
General and administrative	7,252	47	7,292	96
Sales and marketing	252	91	329	150
Total stock-based compensation expense	$9,987	$466	$10,444	$1,108

10. NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all common share equivalents of the Company, including outstanding Convertible Preferred Stock and stock options, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all common share equivalents would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator
Net loss	$(35,697)	$(8,197)	$(47,476)	$(18,511)
Numerator for basic and dilutive EPS - loss attributable to common stockholders	$(35,697)	$(8,197)	$(47,476)	$(18,511)
Denominator
Common stock	11,696,084	5,351,199	8,629,355	5,345,854
Denominator for basic and dilutive EPS - weighted-average common stock	11,696,084	5,351,199	8,629,355	5,345,854
Basic and dilutive net loss per share	$(3.05)	$(1.53)	$(5.50)	$(3.46)

Since the Company was in a net loss position for all periods presented, the basic net loss per shares calculation excludes preferred stock as it does not participate in net losses of the Company. Additionally, net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Outstanding options to purchase common stock	7,871,098	8,036,288	7,871,098	8,036,288
Outstanding restricted stock units	4,845,365	-	4,845,365	-
Outstanding warrants	3,968,319	-	3,968,319	-
Outstanding convertible preferred stock (Series A through E)	-	68,684,758	-	68,684,758
	16,684,782	76,721,046	16,684,782	76,721,046

11. WARRANT LIABILITIES

Public Warrants

As of June 30, 2021, there were an aggregate of 3,833,319 outstanding Public Warrants, which entitle the holder to acquire Class A common stock. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment as discussed below, beginning on September 9, 2021. The warrants will expire on June 10, 2026 or earlier upon redemption or liquidation.

Redemptions

At any time while the warrants are exercisable, the Company may redeem not less than all of the outstanding Public Warrants:

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

If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Public Warrants at $0.01 per warrant, each holder of Public Warrants will be entitled to exercise his, her or its Public Warrants prior to the scheduled redemption date.

If the Company calls the Public Warrants for redemption for $0.01 as described above, the Company’s Board of Directors may elect to require any holder that wishes to exercise his, her or its Public Warrants to do so on a “cashless basis.” If the Company’s Board of Directors makes such election, all holders of Public Warrants would pay the exercise price by surrendering their warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” over the exercise price of the warrants by (y) the “fair market value”. For purposes of the redemption provisions of the warrants, the “fair market value” means the average last reported sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

The Company evaluated the Public Warrants under ASC 815-40, in conjunction with the SEC Division of Corporation Finance’s April 12, 2021 Public Statement, Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the warrants may be settled in cash upon the occurrence of a tender offer or exchange offer in which the maker of the tender offer or exchange offer, upon completion of the tender offer or exchange offer, beneficially owns more than 50% of the outstanding shares of the Company’s Class A common stock, even if it would not result in a change of control of the Company. This provision would preclude the warrants from being classified in equity and thus the warrants should be classified as a liability.

Private Warrants

As of June 30, 2021, there were 135,000 Private Warrants outstanding. The Private Warrants are identical to the Public Warrants, except that so long as they are held by the Sponsor or any of its permitted transferees, (i) the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or saleable until 30 days after the completion of the Business Combination, (ii) the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and (iii) the Private Warrants are not subject to the Company’s redemption option at the price of $0.01 per warrant. The Private Warrants are subject to the Company’s redemption option at the price of $0.01 per warrant, provided that the other conditions of such redemption are met, as described above. If the Private Warrants are held by a holder other than the Sponsor or any of its permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants.

The Company evaluated the Private Warrants under ASC 815-40, in conjunction with the SEC Statement, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the terms of the warrants provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and, because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability.

The fair value of warrant liabilities as of the Closing of the Business Combination was $11,618.  The Company recognized a loss of $3,533 as a change in fair value of warrant liabilities from June 10, 2021 to June 30, 2021 in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2021. There were no exercises or redemptions of the Public Warrants or Private Warrants during the three and six months ended June 30, 2021.

12. INCOME TAXES

Income taxes for the three and six months ended June 30, 2021 and 2020 are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, if they occur. The Company’s estimated annual effective tax rate was 0.0% for the three and six months ended June 30, 2021 and 2020. The primary reconciling items between the federal statutory rate of 21.0% for these periods and the Company’s overall effective tax rate of 0.0% were related to the effects of deferred state income taxes, nondeductible stock-based compensation, research and development credits, and the valuation allowance recorded against the full amount of its net deferred tax assets.

A valuation allowance is required when it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of sufficient future taxable income during the period in which the Company’s related temporary differences become deductible. The Company has recorded a full valuation allowance against its net deferred tax assets as of June 30, 2021 and 2020 since management believes that based on the earnings history of the Company, it is more likely than not that the benefits of these assets will not be realized.

13. RELATED PARTY TRANSACTIONS

The Company utilizes and subleases office and laboratory space in a building owned by a related party. The Company paid $81 and $161 for this space for the three and six months ended June 30, 2021 and 2020, respectively.

The Company utilizes and subleases other office and laboratory spaces from 4Catalyzer Corporation (“4C”), a company under common ownership. The Company paid $80 and $35 for these spaces for the three months ended June 30, 2021 and 2020, respectively, and $153 and $81 for these spaces for the six months ended June 30, 2021 and 2020, respectively.

The Company also made payments to 4C to prefund the acquisition of certain shared capital assets, reflected in Other assets - related party on the condensed consolidated balance sheets of $0 and $738 at June 30, 2021 and December 31, 2020, respectively.

The Company was a party to an Amended and Restated Technology Services Agreement (the “ARTSA”), most recently amended on November 11, 2020, by and among 4C, the Company and other participant companies controlled by the Rothberg family. The Company entered into a First Addendum to the ARTSA on February 17, 2021 pursuant to which the Company agreed to terminate its participation under the ARTSA no later than immediately prior to the Effective Time of the Business Combination, resulting in the termination of the Company’s participation under the ARTSA on June 10, 2021. In connection with the termination of the Company’s participation under the ARTSA, the Company terminated its lease agreement with 4C and negotiated an arm’s length lease agreement.  As a result, the Company wrote off Other assets – related party of $700 which was recorded in General and administrative in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021.  Under the ARTSA, the Company and the other participant companies had agreed to share certain non-core technologies, which means any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant and subject to certain restrictions on use. The ARTSA also provided for 4C to perform certain services for the Company and each other participant company such as monthly administrative, management and technical consulting services to the Company which were pre-funded approximately once per quarter. The Company incurred expenses of $1,044 and $297 during the three months ended June 30, 2021 and 2020, respectively, and $1,579 and $677 during the six months ended June 30, 2021 and 2020, respectively. The amounts advanced and due from 4C at June 30, 2021 and December 31, 2020, related to operating expenses was $0 and $13, respectively, and are included in Due from related parties on the condensed consolidated balance sheets.

The ARTSA also provided for the participant companies to provide other services to each other. The Company also had transactions with other entities under common ownership, which included payments made to third parties on behalf of the Company. The amounts remaining payable at June 30, 2021 and December 31, 2020 were $32 and $28, respectively, and are included in the Due to related parties on the Company’s condensed consolidated balance sheets. In addition, the Company had transactions with these other entities under common ownership which included payments made by the Company to third parties on behalf of the other entities. The amounts remaining payable at June 30, 2021 and December 31, 2020 are in the aggregate $150 and $69, respectively, and are reflected in the Due from related parties on the Company’s condensed consolidated balance sheets. All amounts were paid or received throughout the year within 30 days after the end of each month.

The Company had promissory notes with the President and Chief Operating Officer and other Company employees in amounts totaling $0 and $150 as of June 30, 2021 and December 31, 2020, respectively.

14. COMMITMENTS AND CONTINGENCIES

Commitments

Capital leases:

The Company operates equipment under a capital lease-to-own agreement. The total value of the equipment acquired through capital lease arrangements was $124. Total interest expense was $0 and $2 during the three months ended June 30, 2021 and 2020, respectively, and $1 and $4 during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was no remaining unamortized balance of the lease obligation.

Operating leases:

In June 2021, the Company entered into an operating lease for a facility in San Diego, California.  The lease commences in September 2021. Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease.

The following is a schedule of future minimum rental payments under a non-cancelable operating lease with initial terms in excess of one year:

Years ending December 31:
Remainder of 2021	$264
2022	1,186
2023	1,463
2024	1,507
2025	1,552
Thereafter	3,245
Total future minimum rental payments	$9,217

Licenses related to certain intellectual property:

The Company licenses certain intellectual property, some of which may be utilized in its future product offering. To preserve the right to use such intellectual property, the Company is required to make annual minimum fixed payments totaling $220. Once the Company commercializes its product and begins to generate revenues, there will be royalties payable by the Company based on the current anticipated utilization.

Other commitments:

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the three and six months ended June 30, 2021 and 2020.

Contingencies

The Company does not have any outstanding or ongoing litigation and legal matters.

The Company enters into agreements that contain indemnification provisions with other parties in the ordinary course of business, including business partners, investors, contractors, and the Company’s officers, directors and certain employees. The Company has agreed to indemnify and defend the indemnified party claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the Company’s condensed consolidated statements of operations and comprehensive loss in connection with the indemnification provisions have not been material.

On March 29, 2021, the Company entered into an agreement with a third-party service provider pursuant to which the Company paid $3,800, which is recorded in General and administrative in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021, in connection with the Closing of the Business Combination as discussed in Note 3 “Business Combination.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2020 contained in our proxy statement/prospectus filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2021. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Quantum-Si Incorporated and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020, respectively, present the financial position and results of operations of Quantum-Si Incorporated and its consolidated subsidiaries.

Overview

We are an innovative life sciences company with the mission of transforming single molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell. We have developed a proprietary universal single molecule detection platform that we are first applying to proteomics to enable Next Generation Protein Sequencing (“NGPS”), the ability to sequence proteins in a massively parallel fashion (rather than sequentially, one at a time), and can be used for the study of nucleic acids. We believe that with the ability to sequence proteins in a massively parallel fashion and offer a simplified workflow with a faster turnaround time, NGPS has the potential to unlock significant biological information through improved resolution and unbiased access to the proteome at a speed and scale that is not available today. Traditionally, proteomic workflows to sequence proteins required days or weeks to complete. Our platform is designed to offer a single-day workflow including both sample preparation and sequencing. Our platform is comprised of the Carbon™ automated sample preparation instrument, the Platinum™ NGPS instrument, the Quantum-Si Cloud™ software service, and reagent kits and chips for use with our instruments. We intend to follow a systematic, phased approach to successfully launch and commercialize our platform, for research use only, in 2022, and have initiated our early access limited release to enable key thought leaders early access to our platform in 2021. We believe we are the first company to successfully enable NGPS on a semiconductor chip, thus digitizing a massive proteomics opportunity, which allows for a massively parallel solution at the ultimate level of sensitivity —single molecule detection.

We believe that our platform will offer a differentiated end-to-end workflow solution in a rapidly evolving proteomics tools market. Within our initial focus market of proteomics, our workflow will be designed to provide users a seamless opportunity to gain key insights into the immediate state of biological pathways and cell state. Our platform aims to address many of the key challenges and bottlenecks with legacy proteomic solutions, such as mass spectrometry (“MS”), which are complicated and often limited by manual sample preparation workflows, high instrument costs both in terms of acquisition and ownership and complexity with data analysis, which together prevent broad adoption. We believe our platform, which is designed to streamline sample preparation, sequencing, and data analysis at a lower instrument cost than legacy proteomic solutions, could allow our product to have wide utility across the study of the proteome. For example, our platform could be used for biomarker discovery and disease detection, pathway analysis, immune response, and vaccine development, among other applications.

COVID-19 Outbreak

The outbreak of the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization on March 11, 2020 and declared a National Emergency by the President of the United States on March 13, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts on our operating results, financial condition and cash flows. The COVID-19 pandemic had, and is expected to continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking. Governmental mandates related to COVID-19 or other infectious diseases, or public health crises, have impacted, and we expect them to continue to impact, our personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which would disrupt or delay our receipt of instruments, components and supplies from the third parties we rely on to, among other things, produce our products currently under development. The COVID-19 pandemic has also had an adverse effect on our ability to attract, recruit, interview and hire at the pace we would typically expect to support our rapidly expanding operations. To the extent that any governmental authority imposes additional regulatory requirements or changes existing laws, regulations, and policies that apply to our business and operations, such as additional workplace safety measures, our product development plans may be delayed, and we may incur further costs in bringing our business and operations into compliance with changing or new laws, regulations, and policies. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impacts.

The estimates of the impact on our business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets. While we are unable to predict the full impact that the COVID-19 pandemic will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic, and the actions that may be taken by government authorities across the United States, it is not expected to result in any significant changes in costs going forward.

We have not incurred any significant impairment losses in the carrying values of our assets as a result of the COVID-19 pandemic and are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in our condensed consolidated financial statements.

Recent Developments

On June 10, 2021, we consummated the previously announced business combination (the “Business Combination”). The Business Combination was approved by HighCape’s stockholders at its special meeting held on June 9, 2021. The transaction resulted in the combined company being renamed “Quantum-Si Incorporated” and Legacy Quantum-Si being renamed “Q-SI Operations Inc.” The combined company’s Class A common stock and warrants to purchase Class A common stock commenced trading on Nasdaq on June 11, 2021 under the symbol “QSI” and “QSIAW”, respectively. As a result of the Business Combination, we received proceeds of approximately $511.2 million.

Description of Certain Components of Financial Data

Research and development

Research and development expenses primarily consist of personnel costs and benefits, stock-based compensation, lab supplies, consulting and professional fees, fabrication services, software and other outsourced expenses. Research and development expenses are expensed as incurred. All of our research and development expenses are related to developing new products and services. Consulting expenses are related to general development activities, while fabrication services include certain third-party engineering costs. We expect to continue to make substantial investments in research and development activities in the future as we continue to invest in developing technologies in preparation for our anticipated commercialization.

General and administrative

General and administrative expenses primarily consist of personnel costs and benefits, stock-based compensation, patent and filing fees, facilities costs, depreciation expense, office expenses and outside services. Outside services consist of professional services, legal and other professional fees.  We expect our general and administrative expenses to increase in the foreseeable future, mainly as a result of operating as a public company.

Sales and marketing

Sales and marketing expenses primarily consist of personnel costs and benefits, stock-based compensation as well as consulting, product advertising and marketing. We expect sales and marketing expenses to increase in absolute dollars as we near our commercial launch date (expected in 2022).

Interest income

Interest income primarily consists of interest earned on our cash equivalents, which consist of commercial money market accounts.

Interest expense

Interest expense primarily consists of interest that was paid on the Paycheck Protection Program loan.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities primarily consists of the change in the fair value of the Public Warrants and Private Warrants liabilities.

Other income (expense), net

Other income (expense), net primarily consists of realized gains and losses on trade payables denominated in foreign currencies.

Provision for income taxes

We utilize the asset and liability method of accounting for income taxes where deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized. We recorded a full valuation allowance as of June 30, 2021 and 2020. Based on the available evidence, we believe that it is more likely than not that we will be unable to utilize all of our deferred tax assets in the future.

Results of Operations

The following is a discussion of our results of operations for the three and six months ended June 2021 and 2020 and our accounting policies are described in Note 2 “Summary of Significant Accounting Policies” in our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended June 30,			Six months ended June 30,
(in thousands, except for % changes)	2021	2020	% Change	2021	2020	% Change
Operating expenses:
Research and development	$13,114	$6,595	98.8%	$21,086	$14,519	45.2%
General and administrative	17,805	1,306	1263.3%	21,222	3,526	501.9%
Sales and marketing	1,245	300	315.0%	1,635	559	192.5%
Total operating expenses	32,164	8,201	292.2%	43,943	18,604	136.2%
Loss from operations	(32,164)	(8,201)	292.2%	(43,943)	(18,604)	136.2%
Interest income	2	7	(71.4%)	2	93	(97.8%)
Interest expense	(5)	(1)	400.0%	(5)	(1)	400.0%
Change in fair value of warrant liabilities	(3,533)	-	nm	(3,533)	-	nm
Other income (expense), net	3	(2)	(250.0%)	3	1	200.0%
Loss before provision for income taxes	(35,697)	(8,197)	335.5%	(47,476)	(18,511)	156.5%
Provision for income taxes	-	-	nm	-	-	nm
Net loss and comprehensive loss	$(35,697)	$(8,197)	335.5%	$(47,476)	$(18,511)	156.5%

Comparison of the Three Months Ended June 30, 2021 and 2020

Research and development

	Three Months Ended June 30,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
Research and development	$13,114	$6,595	$6,519	98.8%

Research and development expenses increased by $6.5 million or 98.8% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily due to an increase of $6.3 million in personnel costs including $2.2 million of stock-based compensation expense due to stock option and restricted stock unit awards being granted and achieved in connection with the Closing of the Business Combination on June 10, 2021. We began to recognize expense for those awards upon the Closing of the Business Combination.

General and administrative

	Three Months Ended June 30,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
General and administrative	$17,805	$1,306	$16,499	1263.3%

General and administrative expenses increased by $16.5 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase is primarily due to an increase in stock-based compensation expense of $7.2 million due to stock option and restricted stock unit awards being granted and achieved in connection with the Closing of the Business Combination. We began to recognize expense for those awards upon the Closing of the Business Combination. In addition to stock-based compensation, the increase was primarily due to an increase of $6.8 million of consulting and professional fees, which included a $3.8 million payment to a third-party service provider in connection with the Closing of the Business Combination and a write off of Other assets – related party of $0.7 million in connection with the termination of the Company’s participation under the Amended and Restated Technology Services Agreement (the “ARTSA”), and $2.1 million to scale up our back-office support, executive functions, and other general and administrative costs incremental to being a publicly traded company.

Sales and marketing

	Three Months Ended June 30,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
Sales and marketing	$1,245	$300	$945	315.0%

Sales and marketing expenses increased by $0.9 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily due to an increase of $0.8 million in personnel costs as a result of increased headcount, transaction related bonuses and stock-based compensation expense.

Interest income

	Three Months Ended June 30,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
Interest income	$2	$7	$(5)	(71.4%)

Interest income remained relatively unchanged for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 as a result of similar levels of average invested cash balances in both periods.

Interest expense

	Three Months Ended June 30,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
Interest expense	$(5)	$(1)	$(4)	400.0%

Interest expense remained relatively unchanged for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 as a result of similar levels of outstanding borrowings during both periods.

Change in fair value of warrant liabilities

	Three Months Ended June 30,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
Change in fair value of warrant liabilities	$(3,533)	$-	$(3,533)	nm

Change in fair value of warrant liabilities resulted in a loss of $3.5 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The warrant liabilities were recorded as part of the Business Combination and therefore did not exist in the prior year.

Other income (expense), net

	Three Months Ended June 30,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
Other income (expense), net	$3	$(2)	$5	(250.0%)

Other income (expense), net remained relatively unchanged for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, as a result of similar realized gains and losses on trade payables denominated in foreign currencies.

Comparison of the Six Months Ended June 30, 2021 and 2020

Research and development

	Six Months Ended June 30,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
Research and development	$21,086	$14,519	$6,567	45.2%

Research and development expenses increased by $6.6 million or 45.2% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily due to an increase of $6.8 million in personnel costs as a result of increased headcount. The increase in personnel costs also includes $2.0 million of stock-based compensation expense primarily due to stock option and restricted stock unit awards being granted and achieved in connection with the Closing of the Business Combination. We began to recognize expense for those awards upon the Closing of the Business Combination. The increase was partially offset by a decrease of $0.2 million in other services.

General and administrative

	Six Months Ended June 30,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
General and administrative	$21,222	$3,526	$17,696	501.9%

General and administrative expenses increased by $17.7 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase is primarily due to an increase in stock-based compensation expense of $7.2 million due to stock option and restricted stock unit awards being granted and achieved in connection with the Closing of the Business Combination. We began to recognize expense for those awards upon the Closing of the Business Combination. In addition to stock-based compensation, the increase was primarily due to an increase of $7.8 million of consulting and professional fees, which included a $3.8 million payment to a third-party service provider in connection with the Closing of the Business Combination and a write off of Other assets – related party of $0.7 million in connection with the termination of the Company’s participation under the ARTSA, and $2.4 million to scale up our back-office support and executive functions, and other general and administrative costs incremental to being a publicly traded company.

Sales and marketing

	Six Months Ended June 30,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
Sales and marketing	$1,635	$559	$1,076	192.5%

Sales and marketing expenses increased by $1.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily due to an increase of $0.9 million in personnel costs as a result of increased headcount, transaction related bonuses and stock-based compensation expense.

Interest income

	Six Months Ended June 30,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
Interest income	$2	$93	$(91)	(97.8%)

Interest income decreased by $0.1 million or 97.8% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 as a result of lower levels of average invested cash balances in the six months ended June 30, 2021.

Interest expense

	Six Months Ended June 30,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
Interest expense	$(5)	$(1)	$(4)	400.0%

Interest expense remained relatively unchanged for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Change in fair value of warrant liabilities

	Six Months Ended June 30,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
Change in fair value of warrant liabilities	$(3,533)	$-	$(3,533)	nm

Change in fair value of warrant liabilities resulted in a loss of $3.5 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The warrant liabilities were recorded as part of the Business Combination and therefore did not exist in the prior year.

Other income (expense), net

	Six Months Ended June 30,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
Other income (expense), net	$3	$1	$2	200.0%

Other income (expense), net remained relatively unchanged for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Non-GAAP Financial Measures

We present non-GAAP financial measures in order to assist readers of our condensed consolidated financial statements in understanding the core operating results that our management uses to evaluate the business and for financial planning purposes. Our non-GAAP financial measure, Adjusted EBITDA, provides an additional tool for investors to use in comparing our financial performance over multiple periods.

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Adjusted EBITDA facilitates internal comparisons of our operating performance on a more consistent basis. We use this performance measure for business planning purposes and forecasting. We believe that Adjusted EBITDA enhances an investor’s understanding of our financial performance as it is useful in assessing our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business.

Our Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate this measure in the same manner. Adjusted EBITDA is not prepared in accordance with U.S. GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with U.S. GAAP. When evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures prepared in accordance with U.S. GAAP, including net loss.

Adjusted EBITDA

We calculate Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, change in fair value of warrant liabilities, other (income) expense, net, stock-based compensation expense, depreciation and amortization, and other non-recurring items. The other non-recurring items include costs related to discretionary transaction bonuses and other costs incurred with the Closing of the Business Combination.

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(35,697)	$(8,197)	$(47,476)	$(18,511)
Interest income	(2)	(7)	(2)	(93)
Interest expense	5	1	5	1
Change in fair value of warrant liabilities	3,533	-	3,533	-
Other (income) expense, net	(3)	2	(3)	(1)
Stock-based compensation expense	9,987	466	10,444	1,108
Depreciation and amortization	235	225	448	454
Transaction related costs	7,383	-	7,383	-
Adjusted EBITDA	$(14,559)	$(7,510)	$(25,668)	$(17,042)

Liquidity and Capital Resources

Since our inception, we have generated no revenue and have funded our operations primarily with proceeds from the issuance of equity to private investors. In addition, on June 10, 2021, we completed the Business Combination, and as a result we received proceeds of approximately $511.2 million on the day of the close. Our primary uses of liquidity have been operating expenses and capital expenditures. Cash flow from operations have been historically negative as we continue to invest in the development of our technology in next generation protein sequencing. We expect to incur negative operating cash flows on an annual basis for the foreseeable future until such time that we can successfully commercialize our products that are currently under development. However, we can provide no assurance that such products will be successfully developed and commercialized in the future.

We expect that the funds raised in connection with the Business Combination will be sufficient to meet our liquidity, capital expenditure, and anticipated working capital requirements and fund our operations for at least the next 12 months. We expect to use the funds raised in connection with the Business Combination to further invest in the research and development of our products, for other operating expenses, and for working capital and general corporate purposes.

We expect to commercialize our products in 2022. During the ramp up to commercialization, the business will require an accelerated amount of spending to enhance the sales and marketing teams, continue to drive development, and build inventory. Other factors that could accelerate cash needs include: (i) delays in achieving scientific and technical milestones; (ii) unforeseen capital expenditures and fabrication costs related to commercialization; (iii) changes we may make in our business or commercialization strategy; (iv) the impact of the COVID-19 pandemic; (v) costs of running a public company; and (vi) other items affecting our forecasted level of expenditures and use of cash resources including potential acquisitions.

In the future, we may be unable to obtain any required additional financing on terms favorable to us, if at all.  If adequate funds are not available to us on acceptable terms or otherwise, we may be unable to successfully develop or enhance products and services, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business, financial condition and operating results.

Cash

As of June 30, 2021, we had cash and cash equivalents of $521.9 million. Our future capital requirements may vary from those currently planned and will depend on various factors including the timing of product commercialization.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash (used in) provided by:
Net cash used in operating activities	$(29,875)	$(17,192)
Net cash used in investing activities	(1,229)	(332)
Net cash provided by financing activities	516,130	11,150
Net increase (decrease) in cash and cash equivalents	$485,026	$(6,374)

Net cash used in operating activities

The net cash used in operating activities represents the cash receipts and disbursements related to our activities other than investing and financing activities. We expect cash provided by financing activities will continue to be our primary source of funds to support operating needs and capital expenditures for the foreseeable future.

The net cash used in operating activities of $29.9 million for the six months ended June 30, 2021 was due primarily to a net loss of $47.5 million, partially offset by stock-based compensation expense of $10.4 million, by a change in fair value of warrant liabilities of $3.5 million as well as net cash inflows from working capital changes of $3.2 million.

The net cash used in operating activities of $17.2 million for the six months ended June 30, 2020 was due primarily to a net loss of $18.5 million, partially offset by stock-based compensation expense of $1.1 million.

Net cash used in investing activities

The net cash used in investing activities of $1.2 million in the six months ended June 30, 2021 was due to purchases of property and equipment.

The net cash used in investing activities of $0.3 million in the six months ended June 30, 2020 was due to purchases of property and equipment.

Net cash provided by financing activities

The net cash provided by financing activities of $516.1 million in the six months ended June 30, 2021 was primarily from $514.2 million from proceeds from the Business Combination and $3.7 million from proceeds from exercise of stock options, partially offset by a $1.7 million payment of notes payable.

The net cash provided by financing activities of $11.2 million in the six months ended June 30, 2020 was primarily from $10.3 million from proceeds from issuance of Series E convertible preferred stock.

Contractual Obligations

We had no material contractual obligations as of June 30, 2021 except the lease agreement entered into in San Diego, California in June 2021.

As of June 30, 2021, our contractual obligations were as follows:

(in thousands)	Total	<1 year	1-3 years	3-5 years	>5 years
Operating lease	$9,217	$791	$2,867	$3,104	$2,455

Licenses related to certain intellectual property

We license certain intellectual property, some of which may be utilized in our current or future product offerings. To preserve the right to use such intellectual property, there are minimum annual fixed royalty payments of approximately $0.2 million. Once we commercialize and begin to generate revenue, there will be royalties based on the current anticipated utilization.

Critical Accounting Policies and Significant Judgments and Estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Except as described in Note 2 “Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements”, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our proxy statement/prospectus filed with the SEC on May 14, 2021.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 “Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements” in our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by the FASB or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We intend to take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies. Accordingly, the information contained in this report may be different than the information you receive from other public companies.

We also intend to take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

However, based on the market value of our common stock held by non-affiliates as of June 30, 2021, we expect to become a large-accelerated filer and thus cease to be an emerging growth company on December 31, 2021. At that time, we will be required to adopt new or revised accounting standards as required by public companies, including those standards which we had previously deferred pursuant to the JOBS Act. Additionally, we will no longer be able to take advantage of the reduced regulatory and reporting requirements of emerging growth companies described above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of interest rate fluctuations.

Interest rate risk

Our cash and cash equivalents as of June 30, 2021 and December 31, 2020 of $521.9 million and $36.9 million, respectively, included $518.1 million and $36.0 million, respectively, in money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. We do not believe that a hypothetical 10% change in interest rates would have a material effect on our cash flows and operating results.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to (i) the Company’s restatement of its financial statements to reclassify the Company’s warrants as described below and in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 10, 2021 and (ii) the other material weakness described below that we are in the process of remediating, our disclosure controls and procedures were not effective as of June 30, 2021.

Material Weakness in Internal Control over Financial Reporting

We have identified two material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

In connection with Legacy Quantum-Si’s financial statement close process for the years ended December 31, 2020 and 2019, we identified a material weakness in the design and operating effectiveness of our internal control over financial reporting. Legacy Quantum-Si outsourced its accounting and financial reporting to 4Catalyzer Corporation (“4C”), a medical technology incubator controlled by Dr. Rothberg, and as of and during the years ended December 31, 2020 and 2019, did not have its own financing function or finance or accounting professionals that had the requisite experience or were in a position to appropriately perform the supervision and review of the information received from 4C and assess its reasonableness and accuracy.

In addition, as previously disclosed in our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2020, we identified a material weakness in our internal controls over financial reporting related to inaccurate accounting for the Public Warrants and Private Warrants issued in connection with our initial public offering. Management identified this error when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued in connection with our initial public offering in September 2020. This control deficiency resulted in the Company having to restate its audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2020 and if not remediated, could result in a material misstatement to future annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Notwithstanding these material weaknesses, management has concluded that our unaudited financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented therein.

Plan for Remediation of the Material Weakness in Internal Control over Financial Reporting

In response to these material weaknesses, our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. Our management developed a remediation plan, which includes the hiring of additional accounting and finance personnel with technical public company accounting and financial reporting experience. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded through testing that these controls are effective. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Our plans at this time include acquiring enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we may consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. This is no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

Other than the changes made to begin to remediate the material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report, including the section of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our securities involves a high degree of risk. If any of the events described in the following risk factors actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected and the trading price of our securities could decline. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q.

Risks Related to Our Business and Industry

Unless the context otherwise requires, references in this section to “we,” “us,” “our” and the “Company” refer to Quantum-Si Incorporated and its subsidiaries following the Business Combination, or to Legacy Quantum-Si or HighCape prior to the Business Combination, as the case may be.

Risks Related to Our Financial Condition and Capital Requirements

We are an early-stage life sciences technology company with a history of net losses, which we expect to continue, and we may not be able to generate meaningful revenues or achieve and sustain profitability in the future.

We are an early-stage life sciences technology company, and have incurred significant losses since Legacy Quantum-Si was formed in 2013, and expect to continue to incur losses in the future. We incurred net losses of $47.5 million and $18.5 million for the six months ended June 30, 2021 and 2020, respectively, and $36.6 million and $35.8 million in the years ended December 31, 2020 and 2019, respectively. As of June 30, 2021, we had an accumulated deficit of $219.7 million. These losses and accumulated deficit were primarily due to the substantial investments made to develop and improve our technology. Over the next several years, we expect to continue to devote substantially all of our resources towards continuing development and future commercialization of our products and research and development efforts for additional products. These efforts may prove more costly than we currently anticipate. We have not generated any product revenue and may never generate revenue sufficient to offset our expenses, or at all. In addition, as a public company, we will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, will sustain profitability.

We have a limited operating history, which may make it difficult to evaluate the prospects for our future viability and predict our future performance. As such, you cannot rely upon our historical operating performance to make an investment or voting decision regarding us.

We have not commercialized any of our products and have not generated any revenue to date. Our operations to date have been limited to developing our technology and products. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have not yet achieved market acceptance for our products, produced our products at scale, established a sales model, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability are highly uncertain and may not be as accurate as they could be if we had a longer operating history or a company history of successfully developing and commercializing products.

In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. We will eventually need to transition from a company with a focus on research and development to a company capable of supporting commercial activities as well, and we may not be successful in such a transition. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in emerging and rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, financial condition and results of operations could be adversely affected.

Our operating results may fluctuate significantly in the future, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•	the timing and amount of expenditures that we may incur to develop, commercialize or acquire additional products and technologies or for other purposes, such as the expansion of our facilities;
•	changes in governmental funding of life sciences research and development or changes that impact budgets or budget cycles;
•	seasonal spending patterns of our customers;
•	the timing of when we recognize any revenues;
•	future accounting pronouncements or changes in our accounting policies;
•	the outcome of any future litigation or governmental investigations involving us, our industry or both;
•	higher than anticipated service, replacement and warranty costs;
•
the impact of the COVID-19 pandemic on the economy, investment in life sciences and research industries, our business operations, and resources and operations of our suppliers, distributors and potential customers; and

•	general industry, economic and market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

The cumulative effects of the factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful.

This variability and unpredictability could also result in us failing to meet the expectations of industry or financial analysts or investors for any period. If we are unable to commercialize products or generate revenue, or if our operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, it could cause the market price of our Class A common stock to decline.

We may need to raise additional capital to fund commercialization plans for our products, including manufacturing, sales and marketing activities, expand our investments in research and development, and commercialize new products and applications.

Our operations have consumed substantial amounts of cash since inception. We expect to expend substantial additional amounts to commercialize our products and to develop new products. We expect to use the funds received in connection with the Business Combination to develop and commercialize our products, develop new products, and for working capital and general corporate purposes. We may require additional capital to develop and commercialize our products and to develop new products. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned.

We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any future financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our Class A common stock to decline. The incurrence of indebtedness could result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable, and we may be required to relinquish rights to some of our technologies or products or otherwise agree to terms that are unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, raising additional capital through the issuance of equity or convertible debt securities would cause dilution to holders of our equity securities, and may affect the rights of then-existing holders of our equity securities. Even if we believe that we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Risks Related to Our Business and Industry

We have not yet commercially launched our products, and we may not be able to successfully commercially launch our products as planned.

We have not yet commercially launched any products. We plan to follow a three phase launch plan for commercialization, which includes an early access limited release phase, an initial commercial launch phase, and a broad commercial availability phase. We have recently initiated the early access limited release phase of our commercial launch plan. Our commercial launch plan may not progress as planned due to:

•	the inability to establish the capabilities and value proposition of our products with key opinion leaders in a timely fashion;
•	the potential need or desire to modify aspects of our products prior to entering into the second or third phases of our commercial launch plan;
•	changing industry or market conditions, customer requirements or competitor offerings over the span of our commercial launch plan;
•	delays in building out our sales, customer support and marketing organization as needed for each of the phases of our commercial launch plan; and
•	delays in ramping up manufacturing, either internally or through our suppliers to meet the expected demand in each of the phases of our commercial launch plan.

To the extent our commercial launch plan is delayed or unsuccessful, our financial results will be adversely impacted.

Even if we commercially launch our products, our success depends on broad scientific and market acceptance, which we may fail to achieve.

Our ability to achieve and maintain scientific and commercial market acceptance of our products will depend on a number of factors. We expect that our products will be subject to the market forces and adoption curves common to other new technologies. The market for proteomics and genomics technologies and products is in its early stages of development. If widespread adoption of our products takes longer than anticipated, we will continue to experience operating losses.

The success of life sciences products is due, in large part, to acceptance by the scientific community and their adoption of certain products in the applicable field of research. The life sciences scientific community is often led by a small number of early adopters and key opinion leaders who significantly influence the rest of the community through publications in peer-reviewed journals. In such journal publications, the researchers will describe not only their discoveries, but also the methods, and typically the products used, to fuel such discoveries. Mentions in peer-reviewed journal publications is a driver for the general acceptance of life sciences products, such as our products. During the early access limited release phase of our commercialization launch plan, we intend to collaborate with a small number of key opinion leaders who are highly skilled at evaluating novel technologies and whose feedback can help us solidify our commercialization plans and processes. Ensuring that early adopters and key opinion leaders publish research involving the use of our products during the early access limited release phase is critical to ensuring our products gain widespread scientific acceptance. In addition, continuing collaborative relationships with such key opinion leaders will be vital to maintaining any market acceptance we achieve. If too few researchers describe the use of our products, too many researchers shift to a competing product and publish research outlining their use of that product or too many researchers negatively describe the use of our products in publications, it may drive customers away from our products and it may delay our progression towards the broad commercial release phase of our commercialization plan.

Other factors in achieving commercial market acceptance, include:

•	our ability to market and increase awareness of the capabilities of our products;
•
the ability of our products to demonstrate comparable performance in intended use applications broadly in the hands of customers consistent with the early access limited release phase of our commercialization plan;

•	our potential customers’ willingness to adopt new products and workflows;
•	our product’s ease of use and whether it reliably provides advantages over other alternative technologies;
•	the rate of adoption of our products by academic institutions, laboratories, biopharmaceutical companies and others;
•	the prices we charge for our products;
•	our ability to develop new products and workflows and solutions for customers;
•	if competitors develop and commercialize products that perform similar functions as our products; and
•	the impact of our investments in product innovation and commercial growth.

We may not be successful in addressing each of these criteria or other criteria that might affect the market acceptance of any products we commercialize. If we are unsuccessful in achieving and maintaining market acceptance of our products, our business, financial condition and results of operations will be adversely affected.

If we are unable to establish sales and marketing capabilities, we may not be successful in commercializing our products.

We have limited experience as a company in sales and marketing and our ability to achieve profitability depends on us being able to attract customers for our products. Although members of our management team have considerable industry experience, we will be required to expand our sales, marketing, distribution and customer service and support capabilities with the appropriate technical expertise prior to the broad commercial launch of our products. To perform sales, marketing, distribution, and customer service and support successfully, we will face a number of risks, including:

•	our ability to attract, retain and manage the sales, marketing and customer service and support force necessary to commercialize and gain market acceptance of our products;
•	the time and cost of establishing a specialized sales, marketing and customer service and support force; and
•	our sales, marketing and customer service and support force may be unable to initiate and execute successful commercialization activities.

We may seek to enlist one or more third parties to assist with sales, distribution and customer service and support globally or in certain regions of the world. There is no guarantee, if we do seek to enter into such arrangements, that we will be successful in attracting desirable sales and distribution partners or that we will be able to enter into such arrangements on favorable terms. If our sales and marketing efforts, or those of any third-party sales and distribution partners, are not successful, our products may not gain market acceptance, which could materially impact our business operations.

The size of the markets for our products may be smaller than estimated, and new market opportunities may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our products.

The market for proteomics and genomics technologies and products is evolving, making it difficult to predict with any accuracy the size of the markets for our current and future products. Our estimates of the total addressable market for our current and future products are based on a number of internal and third-party estimates and assumptions. In particular, our estimates are based on our expectations that researchers in the market for certain life sciences research tools and technologies will view our products as competitive alternatives to, or better options than, existing tools and technologies. We also expect researchers will recognize the ability of our products to complement, enhance and enable new applications of their current tools and technologies. We expect them to recognize the value proposition offered by our products, enough to purchase our products in addition to the tools and technologies they already own. Underlying each of these expectations are a number of estimates and assumptions that may be incorrect, including the assumptions that government or other sources of funding will continue to be available to life sciences researchers at times and in amounts necessary to allow them to purchase our products and that researchers have sufficient samples and an unmet need for performing proteomics studies at scale across thousands of samples. In addition, sales of new products into new market opportunities may take years to develop and mature and we cannot be certain that these market opportunities will develop as we expect. New life sciences technology may not be adopted until the consistency and accuracy of such technology, method or device has been proven. As a result, the sizes of the annual total addressable market for new markets and new products are even more difficult to predict. Our products are innovative new products, and while we draw comparisons between the evolution and growth of the genomics and proteomics markets, the proteomics market may develop more slowly or differently. While we believe our assumptions and the data underlying our estimates of the total addressable market for our products are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates, or those underlying the third-party data it has used, may change at any time, thereby reducing the accuracy of our estimates. As a result, our estimates of the total addressable market for our products may be incorrect.

The COVID-19 pandemic and efforts to reduce its spread have adversely impacted, and are expected to continue to materially and adversely impact, our business and operations.

The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking. Governmental mandates related to COVID-19 or other infectious diseases, or public health crises, have impacted, and we expect them to continue to impact, our personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which would disrupt or delay our receipt of instruments, components and supplies from the third parties we rely on to, among other things, produce our products. Our suppliers have been impacted by the COVID-19 pandemic, and we have experienced supply delays for critical hardware, instrumentation and medical and testing supplies that we use for product development, as these other components and supplies are otherwise diverted to COVID-19-related testing and other uses.

The COVID-19 pandemic has also had an adverse effect on our ability to attract, recruit, interview and hire at the pace we would typically expect to support our rapidly expanding operations. To the extent that any governmental authority imposes additional regulatory requirements or changes existing laws, regulations, and policies that apply to our business and operations, such as additional workplace safety measures, our product development plans may be delayed, and we may incur further costs in bringing our business and operations into compliance with changing or new laws, regulations, and policies.

In addition, the development and commercialization of our products could be adversely affected by reductions in capacity or shutdowns of laboratories and other institutions as well as other impacts stemming from the COVID-19 pandemic, such as reduced or delayed spending on instruments or consumables as a result of such shutdowns and delays before re-opened laboratories and institutions resume previous levels of research activities that require new purchases of our instruments or consumables; as well as decreases in government funding of research and development; and changes in the amount of funds allocated to different areas of research, that have the effect of increasing the length of the funding process or the impact of the COVID-19 pandemic on our potential customers and their funding sources.

If we do not sustain or successfully manage our anticipated growth, our business and prospects will be harmed.

Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. As of June 30, 2021, we had 112 employees. We expect that we will need to hire additional accounting, finance and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company. Our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We may face challenges integrating, developing and motivating our rapidly growing employee base. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel. If we do not successfully manage our anticipated growth, our business, results of operations, financial condition and prospects will be harmed.

We depend on our key personnel and other highly qualified personnel, and if we are unable to recruit, train and retain our personnel, we may not achieve our goals.

Our future success depends upon our ability to recruit, train, retain and motivate key personnel, including our senior management team, as well as our research and development team and manufacturing and sales and marketing personnel. Our senior management team, including Jonathan M. Rothberg, Ph.D., our Executive Chairman; John Stark, our Chief Executive Officer; Claudia Drayton, our Chief Financial Officer; Michael P. McKenna, Ph.D., our President and Chief Operating Officer, Matthew Dyer, Ph.D., our Chief Business Officer, and Christian LaPointe, Ph.D., our General Counsel and Corporate Secretary, is critical to our vision, strategic direction, product development and commercialization efforts. The departure of one or more of our executive officers, senior management team members, or other key employees could be disruptive to our business until we are able to hire qualified successors. We do not maintain “key person” life insurance on our senior management team.

Our continued growth and ability to successfully transition from a company primarily focused on development to commercialization depends, in part, on attracting, retaining and motivating qualified personnel, including highly-trained sales personnel with the necessary scientific background and ability to understand our products and systems at a technical level to effectively identify and sell to potential new customers. New hires require significant training and, in most cases, take significant time before they achieve full productivity. Our failure to successfully integrate these key personnel into our business could adversely affect our business. In addition, competition for qualified personnel is intense. We compete for qualified scientific and information technology personnel with other life science and information technology companies as well as academic institutions and research institutions. Some of our scientific personnel are qualified foreign nationals whose ability to live and work in the United States is contingent upon the continued availability of appropriate visas. Due to the competition for qualified personnel in our industry, we may continue to utilize foreign nationals to fill part of our recruiting needs. As a result, changes to U.S. immigration policies could restrain the flow of technical and professional talent into the United States and may inhibit our ability to hire qualified personnel.

We do not maintain fixed term employment contracts with any of our employees. As a result, our employees could leave the company with little or no prior notice and may be free to work for a competitor. Due to the complex and technical nature of our products and technology and the dynamic market in which we compete, any failure to attract, train, retain and motivate qualified personnel could materially harm our business, results of operations, financial condition and prospects.

We expect to be dependent upon revenue generated from the sales of our initial products from the time they are commercialized through the foreseeable future.

While we have initiated the early access limited release phase of our commercialization plan, which we expect to continue in 2021, we do not expect to have broad commercial availability for our products, for research use only, until 2022. If we are able to successfully commercialize our products, we expect that we will generate substantially all of our revenue from the sale of our instruments and consumables. There can be no assurance that we will be able to successfully commercialize our products, design other products that will meet the expectations of our customers or that any of our future products will become commercially viable. As technologies change in the future for life sciences research tools in general and in proteomics and genomics technologies specifically, we will be expected to upgrade or adapt our products in order to keep up with the latest technology. To date, we have limited experience simultaneously designing, testing, manufacturing and selling products and there can be no assurance we will be able to do so. Our sales expectations are based in part on the assumption that our products will increase study sizes for our future customers and their associated purchases of our consumables. If sales of our instruments fail to materialize, so will the related consumable sales and associated revenue.

In our development and commercialization plans for our products, we may forego other opportunities that may provide greater revenue or be more profitable. If our research and product development efforts do not result in commercially viable products within the anticipated timelines, or at all, our business and results of operations will be adversely affected. Any delay or failure by us to develop and release our products or product enhancements would have a substantial adverse effect on our business and results of operations.

Our business will depend significantly on research and development spending by academic institutions and other research institutions, and any reduction in spending could limit demand for our products and adversely affect our business, results of operations, financial condition and prospects.

We expect that substantially all of our sales revenue in the near term will be generated from sales of research use only (“RUO”), protein sequencing products to academic institutions and other research institutions. Much of these customers’ funding will be, in turn, provided by various state, federal and international government agencies. As a result, the demand for our products will depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

•	decreases in government funding of research and development;
•
changes to programs that provide funding to research laboratories and institutions, including changes in the amount of funds allocated to different areas of research or changes that have the effect of increasing the length of the funding process;

•	macroeconomic conditions and the political climate;
•	potential changes in the regulatory environment;
•	differences in budgetary cycles, especially government- or grant-funded customers, whose cycles often coincide with government fiscal year ends;
•	competitor product offerings or pricing;
•	market-driven pressures to consolidate operations and reduce costs; and
•	market acceptance of relatively new technologies.

In addition, various state, federal and international agencies that provide grants and other funding may be subject to stringent budgetary constraints that could result in spending reductions, reduced grant making, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers, or the customers to whom they provide funding, to purchase our products. A decrease in the amount of, or delay in the approval of, appropriations to National Institutes of Health (“NIH”) or other similar U.S. or international organizations, such as the Medical Research Council in the United Kingdom, could result in fewer grants benefiting life sciences research. These reductions or delays could also result in a decrease in the aggregate amount of grants awarded for life sciences research or the redirection of existing funding to other projects or priorities, any of which in turn could cause our potential customers to reduce or delay purchases of our products.

If we use biological and hazardous materials in a manner that causes injury or violates laws or regulations, we could be liable for damages or subject to enforcement actions.

Our research and product development activities currently require the controlled use of potentially harmful biological and hazardous materials and chemicals. We cannot eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. Additionally, we are subject to, on an ongoing basis, federal, state, and local laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. We generally use third-party vendors to dispose of regulated medical waste, hazardous waste and radioactive materials that we may use during our research. The cost of compliance with these laws and regulations may become significant and could have a material adverse effect on our financial condition, results of operations and cash flows.

We rely on a small number of contract manufacturers to manufacture and supply our instruments. If these manufacturers should fail or not perform satisfactorily, our ability to commercialize and supply our instruments would be adversely affected.

We rely on a small number of contract manufacturers to manufacture and supply our instruments. Since our contracts with these manufacturers do not commit them to carry inventory or make available any particular quantities, these manufacturers may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. Further, if these manufacturers are unable to obtain critical components used in our instruments or supply our instruments on the timelines we require, our business and commercialization efforts would be harmed.

In the event it becomes necessary to utilize a different contract manufacturer for our products, we would experience additional costs, delays and difficulties in doing so as a result of identifying and entering into an agreement with a new manufacturer as well as preparing such new manufacturer to meet the logistical requirements associated with manufacturing our instruments, and our business would suffer. In addition, once our products become regulated by the FDA as medical devices, we will need to contract with FDA-registered device establishments that are able to comply with current Good Manufacturing Practice requirements that are set forth in the Quality System Regulation (“QSR”), unless explicitly exempted by regulation.

In addition, certain of the components used in our instruments are sourced from limited or sole suppliers. If we were to lose such suppliers, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. An interruption in our ability to sell and deliver instruments to customers could occur if we encounter delays or difficulties in securing these components, or if the quality of the components supplied do not meet specifications, or if we cannot then obtain an acceptable substitute. Our suppliers have also been impacted by the COVID-19 pandemic, and we have experienced supply delays for critical hardware and instrumentation as a result. If any of these events occur, our business, results of operations, financial condition and prospects could be harmed.

If we do not successfully develop and deploy our Quantum-Si Cloud™ software service, our commercialization efforts and therefore business and results of operations could suffer.

The success of our products depends, in part, on our ability to design and deploy our Quantum-Si Cloud™ software service in a manner that enables the integration with potential customers’ systems and accommodates potential customers’ needs. Without our software, the depth of the analysis provided for data generated by our system could be limited and utilization of our products could be hindered.

We have and will continue to spend significant amounts of effort developing our software, and potential enhanced versions over time, to meet our potential customers’ evolving needs. There is no assurance that the development or deployment of our software, or any potential enhancements, will be compelling to our customers. In addition, we may experience delays in our release dates of our software, and there can be no assurance that our software will be released according to schedule. If our software development and deployment plan does not accurately anticipate customer demands or if we fail to develop our software in a manner that satisfies customer preferences in a timely and cost-effective manner, our products may fail to gain market acceptance.

If we commercialize our products outside of the United States, our international business could expose us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.

Engaging in international business inherently involves a number of difficulties and risks, including:

•
required compliance with existing and changing foreign regulatory requirements and laws that are or may be applicable to our business in the future, such as the European Union’s General Data Protection Regulation (“GDPR”) and other data privacy requirements, labor and employment regulations, anti-competition regulations, the U.K. Bribery Act of 2010 and other anti-corruption laws, regulations relating to the use of certain hazardous substances or chemicals in commercial products, and require the collection, reuse, and recycling of waste from products we manufacture;

•
required compliance with U.S. laws such as the Foreign Corrupt Practices Act, and other U.S. federal laws and regulations established by the Office of Foreign Assets Control of the U.S. Department of the Treasury;

•	export requirements and import or trade restrictions;

•	laws and business practices favoring local companies;
•	foreign currency exchange, longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•
changes in social, economic, and political conditions or in laws, regulations and policies governing foreign trade, manufacturing, research and development, and investment both domestically as well as in the other countries and jurisdictions in which we operate and into which it may sell our products including as a result of the separation of the United Kingdom from the European Union (“Brexit”);

•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements, and other trade barriers;
•	difficulties and costs of staffing and managing foreign operations; and
•	difficulties protecting, maintaining, enforcing or procuring intellectual property rights.

If one or more of these risks occurs, it could require us to dedicate significant resources to remedy such occurrence, and if we are unsuccessful in finding a solution, our financial results will suffer.

We have limited experience producing and supplying our products, and we may be unable to consistently manufacture or source our instruments and consumables to the necessary specifications or in quantities necessary to meet demand on a timely basis and at acceptable performance and cost levels.

Our products provide an end-to-end solution with many different components that work together. As such, a quality defect in a single component can compromise the performance of the entire solution. In order to successfully generate revenue from our products, we need to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications on a timely basis. Our instruments are manufactured by a third-party contract manufacturer at our facility using complex processes, sophisticated equipment and strict adherence to specifications and quality systems procedures. Given the complexity of our devices, individual units may occasionally require additional installation and service time prior to becoming available for customer use.

We leverage third-parties for the production of our kits. We procure certain components of our consumables from third-party manufacturers, which includes the commonly-available raw materials needed for manufacturing our proprietary kits. These manufacturing processes are complex. As we move towards commercial scale manufacturing of our kits, if we are not able to repeatedly produce our kits at commercial scale or source them from third-party suppliers, or encounter unexpected difficulties in packaging our consumables, our business will be adversely impacted.

Likewise, we leverage third-parties for the production and packaging of our chips. These manufacturing processes are complex. As we move towards commercial scale and manufacturing of our chips, if we are not able to repeatedly produce our chips at commercial scale, or encounter unexpected difficulties in packaging our chips, our business will be adversely impacted.

As we continue to scale commercially and develop new products, and as our products incorporate increasingly sophisticated technology, it will be increasingly difficult to ensure our products are produced in the necessary quantities without sacrificing quality. There is no assurance that we or our third-party manufacturers will be able to continue to manufacture our instruments so that we or they consistently achieve the product specifications and produce results with acceptable quality. Our kits, chips, and other consumables have a limited shelf life, after which their performance is not ensured. We have not completed accelerated stability testing for our consumables. Shipment of consumables that effectively expire early or shipment of defective instruments or consumables to customers may result in recalls and warranty replacements, which would increase our costs, and depending upon current inventory levels and the availability and lead time for additional inventory, could lead to availability issues. Any future design issues, unforeseen manufacturing problems, such as contamination of our or our manufacturers’ facilities, equipment malfunctions, aging components, quality issues with components and materials sourced from third-party suppliers, or failures to strictly follow procedures or meet specifications, may have a material adverse effect on our brand, business, results of operations and financial condition and could result in our or our third-party manufacturers losing International Organization for Standardization (ISO) quality management certifications. If our third-party manufacturers fail to maintain ISO quality management certifications, customers might choose not to purchase products from us.

In addition, as we commercialize our Quantum-Si Cloud™ software service, we will also need to make corresponding improvements to other operational functions, such as our customer support, service and billing systems, compliance programs and our internal quality assurance programs. As we develop additional products, we may need to bring new equipment on-line, implement new systems, technology, controls and procedures and hire personnel with different qualifications.

An inability to manufacture products and components that consistently meet specifications, in necessary quantities, at commercially acceptable costs and without significant delays, may have a material adverse effect on our business, results of operations, financial condition and prospects.

Our products could have defects or errors, which may give rise to claims against us and adversely affect our business, financial condition, and results of operations.

Our products utilize novel and complex technology and may develop or contain undetected defects or errors. Material performance problems, defects, or errors may arise, and as we commercialize our products, these risks may increase. We expect to provide warranties that our products will meet performance expectations and will be free from defects. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins.

In manufacturing our products, we depend upon third parties for the supply of our instruments and various components, many of which require a significant degree of technical expertise to produce. If our suppliers fail to produce our products and components to specification or provide defective products to us and our quality control tests and procedures fail to detect such errors or defects, or if we or our suppliers use defective materials or workmanship in the manufacturing process, the reliability and performance of our products will be compromised.

If our products contain defects, we may experience:

•	a failure to achieve market acceptance for our products or expansion of our product sales;
•	loss of customer orders and delay in order fulfillment;
•	damage to our brand reputation;
•	increased warranty and customer service and support costs due to product repair or replacement;
•	product recalls or replacements;
•	inability to attract new customers;
•	diversion of resources from our manufacturing and research and development team into our service team; and
•	legal claims against us, including product liability claims, which could be costly and time consuming to defend and result in substantial damages.

The life sciences technology market is highly competitive. If we fail to compete effectively, our business and results of operations will suffer.

We face significant competition in the life sciences technology market. We currently compete with life sciences technology and the diagnostic companies that are supplying components, products and services that serve customers engaged in proteomics analysis. These companies include Agilent Technologies, Bio-Rad Laboratories, Danaher, Luminex, Merck (and its subsidiary MilliporeSigma) and Thermo Fisher Scientific. We also compete with a number of emerging growth companies that have developed, or are developing, proteomic products and solutions, such as Nautilus Biotechnology, Olink Proteomics, Quanterix, Seer and SomaLogic.

Some of our current competitors are large publicly-traded companies, or are divisions of large publicly-traded companies, and may enjoy a number of competitive advantages over us, including:

•	greater name and brand recognition;
•	greater financial and human resources;
•	broader product lines;
•	larger sales forces and more established distributor networks;
•	substantial intellectual property portfolios;
•	larger and more established customer bases and relationships; and
•	better established, larger scale and lower cost manufacturing capabilities.

We also face competition from researchers developing their own products. The area in which we compete involves rapid innovation and some of our customers have in the past, and more may in the future, elect to create their own assays rather than rely on a third-party supplier such as the Company. This is particularly true for the largest research centers and laboratories that are continually testing and trying new technologies, whether from a third-party vendor or developed internally. We will also compete for the resources our customers allocate for purchasing a wide range of products used to analyze the proteome, some of which may be additive to or complementary with our own but not directly competitive.

Our products may not compete favorably and we may not be successful in the face of increasing competition from products and technologies introduced by our existing or future competitors, companies entering our markets or developed by our customers internally. In addition, our competitors may have or may develop products or technologies that currently or in the future will enable them to produce competitive products with greater capabilities or at lower costs than ours or that are able to run comparable experiments at a lower total experiment cost. Any failure to compete effectively could materially and adversely affect our business, financial condition and operating results.

We are party to Technology and Services Exchange Agreements by and among us and certain affiliated companies, pursuant to which the parties agreed to share personnel and certain non-core technologies. The sharing arrangements under the agreements may prevent us from fully utilizing our personnel and/or the technologies shared under the agreements. Furthermore, if these agreements were to terminate, or if we were to lose access to these technologies and services, our business could be adversely affected.

We have entered into Technology and Services Exchange Agreements (the “TSEAs”) by and among us and other participant companies controlled by the Rothberg family, consisting of Butterfly Network, Inc., AI Therapeutics, Inc., Hyperfine, Inc., 4Bionics LLC, Tesseract Health, Inc., Liminal Sciences, Inc. and Detect, Inc. The TSEA with Butterfly Network, Inc. was signed in November 2020, and the TSEA with the remaining participant companies was signed in February 2021 and became effective upon the Closing of the Business Combination. Under the TSEAs, we and the other participant companies may, in our or their discretion, permit the use of certain non-core technologies, which include any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant, such as software, hardware, electronics, fabrication and supplier information, vendor lists and contractor lists, with the other participant companies. The TSEAs provide that ownership of each non-core technology shared by us or another participant company will remain with the company that originally shared the non-core technology. In addition, any participant company (including us) may, in its discretion, permit its personnel to be engaged by another participant company to perform professional, technical or consulting services for such participant. Unless otherwise agreed to by us and the other participant company, all rights, title and interest in and to any inventions, works-of-authorship, idea, data or know-how invented, made, created or developed by the personnel (employees, contractors or consultants) in the course of conducting services for a participant company (“Created IP”) will be owned by the participant company for which the work was performed, and the recipient participant company grants to the party that had its personnel provide the services that resulted in the creation of the Created IP a royalty-free, perpetual, limited, worldwide, non-exclusive, sub-licensable (and with respect to software, sub-licensable in object code only) license to utilize the Created IP only in the core business field of the originating participant company, including a license to create and use derivative works based on the Created IP in the originating participant’s core business field, subject to any agreed upon restrictions.

The technology and personnel-sharing arrangements under the TSEAs may prevent us from fully utilizing our personnel if such personnel are also being used by the other participant companies and may also cause our personnel to enter into agreements with or provide services to other companies that interfere with their obligations to us. Created IP under the TSEAs may be relevant to our business and created by our personnel but owned by the other participant companies. Furthermore, if the TSEAs were to terminate, or if we were to lose access to the technologies and services available pursuant to the TSEAs, our business could be adversely affected.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

We may in the future seek to acquire or invest in businesses, applications or technologies that we believe could complement or expand our existing or future products, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain the expected benefits of any acquisition or investment.

To date, the growth of our operations has been organic, and we have limited experience in acquiring other businesses or technologies. We may not be able to successfully integrate acquired personnel, operations and technologies, or effectively manage the combined business following an acquisition. Acquisitions could also result in dilutive issuances of equity securities, the use of our available cash, or the incurrence of debt, which could harm our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.

We may seek to enter into strategic collaborations and licensing arrangements with third parties, but we may not be successful in establishing or maintaining such arrangements.

We may seek to enter into strategic collaborations and licensing agreements with third parties to develop products based on our Time-DomainTM Sequencing technology, such as the creation and identification of content and development of new applications. However, there is no assurance that we will be successful in doing so. Establishing collaborations and licensing arrangements is difficult and time-consuming, and discussions may not lead to collaborations or licenses on favorable terms, if at all. Even if we establish such relationships, if our partners do not prioritize and commit sufficient resources to develop and sell products, they may never result in the successful development or commercialization of products.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

As of June 30, 2021, the Company had federal net operating loss carryforwards (“NOLs”), to offset future taxable income of approximately $205.7 million, of which $65.5 million will expire at various dates through 2037 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset post-change taxable income. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period (calculated on a rolling basis). Our existing NOLs may be subject limitations arising out of previous ownership changes and we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes, including the Business Combination and related transactions. In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

In addition to the limitations discussed above under Sections 382 of the Code, the utilization of NOLs incurred in taxable years beginning after December 31, 2017, are subject to limitations adopted by the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Under the TCJA, in general, NOLs generated in taxable years beginning after December 31, 2017 may offset no more than 80 percent of such year’s taxable income and there is no ability for such NOLs to be carried back to a prior taxable year. The CARES Act modifies the TCJA with respect to the TCJA’s limitation on the deduction of NOLs and provides that NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, the CARES Act eliminates the limitation on the deduction of NOLs to 80 percent of current year taxable income for taxable years beginning before January 1, 2021. As a result of such limitation, we may be required to pay federal income tax in some future year notwithstanding that we had a net loss for all years in the aggregate.

If our facilities or our third-party manufacturers’ facilities become unavailable or inoperable, our research and development program and commercialization launch plan could be adversely impacted and manufacturing of our instruments and consumables could be interrupted.

Our Guilford, Connecticut, facilities house our corporate, research and development and quality assurance teams. In June 2021, we entered into a lease for a product development and operations facility in San Diego, California, which commences in September 2021. Our instruments are manufactured at our third-party manufacturer’s facilities in the United States and internationally, and our consumables are manufactured at various locations in the United States and internationally.

Our facilities in Guilford, San Diego and those of our third-party manufacturers are vulnerable to natural disasters, public health crises, including the impact of the COVID-19 pandemic, and catastrophic events. If any disaster, public health crisis or catastrophic event were to occur, our ability to operate our business would be seriously, or potentially completely, impaired. If our facilities or our third-party manufacturer’s facilities become unavailable for any reason, we cannot provide assurances that we will be able to secure alternative manufacturing facilities with the necessary capabilities and equipment on acceptable terms, if at all. We may encounter particular difficulties in replacing our facilities given the specialized equipment housed within them. The inability to manufacture our instruments or consumables, combined with limited inventory of manufactured instruments and consumables, may result in the loss of future customers or harm our reputation, and we may be unable to re-establish relationships with those customers in the future.

If our research and development program or commercialization program were disrupted by a disaster or catastrophe, the launch of new products and the timing of improvements to our products could be significantly delayed and could adversely impact our ability to compete with other available products and solutions. If we or our third-party manufacturer’s capabilities are impaired, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

If we experience a significant disruption in our information technology systems or breaches of data security, our business could be adversely affected.

We rely, and will continue to rely on, information technology systems to keep financial and employment records, facilitate our research and development initiatives, manage our manufacturing operations, maintain quality control, fulfill customer orders, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems and those of our vendors and partners are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events, including, but not limited to, natural disasters and catastrophes. Cyberattacks and other malicious internet-based activity continue to increase and cloud-based platform providers of services have been and are expected to continue to be targeted, especially in the health care industry. Methods of attacks on information technology systems and data security breaches change frequently, are increasingly complex and sophisticated, including social engineering and phishing scams, and can originate from a wide variety of sources. In addition to traditional computer “hackers,” malicious code, such as viruses and worms, employee theft or misuse, denial-of-service attacks and sophisticated nation-state and nation-state supported actors present a constant threat, including advanced persistent threat intrusions. Despite our efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. In August 2020, we discovered ransomware on a server along with a ransom note seeking 50 bitcoin or approximately $500,000, to restore various files encrypted by the intruder. We also discovered that our Amazon Web Services account had been breached. We engaged third party forensics experts and outside counsel for incident response. The ensuing investigation revealed that the attack resulted from an internal developer’s use of a common tool for remote access. The attack compromised several computers in our network. Our investigation found evidence of snooping within our network, but concluded that no data was exfiltrated and we did not pay ransom to the attacker because the documents that were encrypted by the attacker were sufficiently backed up. The investigation further confirmed that no employee data or other personal information was accessed so the incident did not prompt regulatory or breach notification requirements. We implemented a number of security enhancements as the incident unfolded and continue to implement short and long term security enhancements to further secure our network. However, we have not finalized our information technology and data security procedures and therefore, our information technology systems may be more susceptible to cybersecurity attacks than if such security procedures were finalized. Despite any of our current or future efforts to protect against cybersecurity attacks and data security breaches, there is no guarantee that our efforts are adequate to safeguard against all such attacks and breaches. Moreover, it is possible that we may not be able to anticipate, detect, appropriately react and respond to, or implement effective preventative measures against, all cybersecurity incidents.

If our security measures, or those of our vendors and partners, are compromised due to any cybersecurity attacks or data security breaches, including as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed, we could become subject to litigation and we could incur significant expense and liability. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors and partners, it could negatively impact our ability to serve our customers, which could adversely impact our business, financial condition, results of operations and prospects. If operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring functionality on an acceptable timeframe. In addition, data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the exposure of personal information, including sensitive personal information, of our employees, customers and others, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations.

In addition, data breaches could result in legal claims or proceedings, including class action lawsuits, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines. In addition, although we seek to detect and investigate all data security incidents, threat actors have become increasingly proficient at operating undetected within an information system, making security breaches and other incidents of unauthorized access to our information technology systems and data difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above. Moreover, there could be public announcements regarding any cybersecurity incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a material adverse effect on the price of our Class A common stock.

The cost of protecting against, investigating, mitigating and responding to potential breaches of information technology systems and data security breaches and complying with applicable breach notification obligations to individuals, regulators, partners and others can be significant. As cybersecurity incidents and regulatory requirements continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. The inability to implement, maintain and upgrade adequate safeguards could have a material adverse effect on our business, financial condition, results of operations and prospects. While we currently maintain cybersecurity insurance, our insurance policies may not be adequate to compensate us for the potential costs and other losses arising from such disruptions, failures or security breaches. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all, and it is possible that an insurer may deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition, results of operations and prospects.

We could become subject to various litigation claims and legal proceedings.

We, as well as certain of our directors and officers, may become subject to claims or lawsuits during the ordinary course of business. If any such claim or lawsuit was brought, regardless of the outcome, such claim or lawsuit could result in significant legal fees and expenses and could divert management’s time and other resources. If any such claims or lawsuits are successfully asserted against us, we could be liable for damages and be required to alter or cease certain of our business practices. Any of these outcomes could cause our business, financial performance and cash position to be negatively impacted.

Risks Related to Government Regulation

If we elect to label and promote any of our products as clinical diagnostics or medical devices, we would be required to obtain prior marketing authorization from the FDA, which would take significant time and expense and could fail to result in FDA marketing authorization of the device for the intended use or uses we believe are commercially attractive.

Our protein sequencing products are currently labeled and promoted, and are, and in the near-future will be, sold primarily to academic and research institutions and research companies as research use only (“RUO”) products. They are not currently designed, or intended to be used, for clinical diagnostic purposes or as medical devices. If we elect to label and market our products for use as, or in the performance of, clinical diagnostics in the United States, thereby subjecting them to U.S. Food and Drug Administration (“FDA”) regulation as medical devices, we would be required to obtain premarket 510(k) clearance or premarket approval from the FDA, unless an exception applies.

In the future, we plan to develop and market our products for clinical or diagnostic uses in the United States, thereby subjecting us to FDA regulation as IVD medical devices. At that time, we would be required to obtain pre-market clearance, pre-market approval, or other marketing authorization from the FDA, unless an exception applies. Because there are no high-throughput protein sequencing machines or analyzers intended for clinical use that have previously gone through a pre-market review and authorization process by the FDA, there is no available predicate device to support a 510(k) pre-market notification. In addition, it is presently unclear what level of risk the agency will assign to such products, what special controls may be imposed on such products (if any), and what regulatory requirements would be applicable to such products. We anticipate using a De Novo classification request for any future clinical IVD product we may seek to market in the United States, although a 510(k) pre-market notification or PMA may become necessary. Any pre-market application for an IVD medical device can be expensive and time-consuming to prepare, and the FDA review times may be several months to several years. There can be no guarantee that we will be able to obtain the appropriate marketing authorization for our protein sequencing products that are developed for clinical or diagnostic intended uses.

We may in the future register with the FDA as a specification developer and list some of our ancillary products with the FDA as Class I general purpose laboratory equipment, subjecting us to ongoing inspections by the FDA. While this regulatory classification is exempt from certain FDA requirements, such as the need to submit a premarket notification commonly known as a 510(k), and some of the requirements of the FDA’s Quality System Regulations (“QSRs”), those device products would be subject to mandatory general controls that apply to all classes of medical devices. In addition to establishment registration, device listing and compliance with applicable QSRs, general controls include compliance with FDA regulations for labeling, reporting adverse events or malfunctions for the products, and general prohibitions against misbranding and adulteration.

There can be no assurance that future products for which we may seek premarket clearance or approval will be approved or cleared by FDA or a comparable foreign regulatory authority on a timely basis, if at all, nor can there be assurance that labeling claims will be consistent with our anticipated claims or adequate to support continued adoption of such products. Compliance with FDA or comparable foreign regulatory authority regulations will require substantial costs, and subject us to heightened scrutiny by regulators and substantial penalties for failure to comply with such requirements or the inability to market our products. The lengthy and unpredictable premarket clearance or approval process, as well as the unpredictability of the results of any required clinical studies, may result in us failing to obtain regulatory clearance or approval to market such products, which would significantly harm our business, results of operations, reputation, and prospects.

If we sought and received regulatory marketing authorization for certain of our protein sequencing products, we would be subject to ongoing FDA obligations and continued regulatory oversight and review, including the general controls listed above. In addition, we could be required to obtain a new 510(k) clearance or approval before we could introduce subsequent modifications or improvements to such products. We could also be subject to additional FDA post-marketing obligations for such products, any or all of which would increase our costs and divert resources away from other projects. If we sought and received regulatory clearance or approval and are not able to maintain regulatory compliance with applicable laws, we could be prohibited from marketing our products for use as, or in the performance of, clinical diagnostics and/or could be subject to enforcement actions, including Warning Letters and adverse publicity, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution.

In addition, we could decide to seek regulatory clearance or approval for certain of our future clinical diagnostic products in countries outside of the United States. Sales of such products outside the United States will likely be subject to foreign regulatory requirements, which can vary greatly from country to country. As a result, the time required to obtain clearances or approvals outside the United States may differ from that required to obtain FDA marketing authorization and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. In Europe, we would need to comply with the new Medical Device Regulation 2017/745 and In Vitro Diagnostic Regulation 2017/746, which became effective May 26, 2017, with application dates of May 26, 2021 (postponed from 2020) and May 26, 2022, respectively. This will increase the difficulty of regulatory approvals in Europe in the future. In addition, the FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or obtain and maintain required approvals, clearances and certifications could impair our ability to commercialize our products for diagnostic use outside of the United States.

Our RUO products could become subject to government regulation as medical devices by the FDA and other regulatory agencies even if we do not elect to seek regulatory authorization to market our products for diagnostic purposes, which would adversely impact our ability to market and sell our products and harm our business.

Although our current protein sequencing products are labeled, promoted, and sold as RUO products that are therefore not regulated as IVD medical devices, the FDA or comparable agencies of other countries could disagree with our conclusion that our products are intended for research use only or deem our sales, marketing and promotional efforts as being inconsistent with the criteria for RUO products. For example, our customers may independently elect to use our RUO labeled products in their own laboratory developed tests (“LDTs”) for clinical diagnostic uses, which could subject our products to government regulation, and regulatory requirements related to marketing, selling, and distribution of RUO products could change or be uncertain, even if clinical uses of our RUO products by our customers were done without our consent. FDA reviews the totality of the circumstances when it comes to evaluating whether equipment and testing components are properly labeled as RUO and takes the position that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, and other regulatory requirements if the circumstances surrounding the distribution, marketing and promotional practices indicate that the manufacturer knows its products are, or intends for its products to be, used for clinical diagnostic purposes. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected.

For a number of years, the FDA has exercised its regulatory enforcement discretion not to regulate LDTs as medical devices if created and used within a single laboratory. However, the FDA has been reconsidering its enforcement discretion policy and has commented that regulation of LDTs may be warranted because of the growth in the volume and complexity of testing services utilizing LDTs, although it would most likely need to promulgate such a significant policy change via notice-and-comment rulemaking. In addition, in March 2020, a bipartisan group of U.S. Senate and House lawmakers formally introduced long-awaited legislation to reform the FDA’s authorities over medical devices that are also in vitro diagnostic products. The bill, called the Verifying Accurate, Leading-edge IVCT Development (VALID) Act, would codify into law the term “in vitro clinical test” (IVCT), to create new medical product category separate from medical devices that includes products currently regulated as IVDs as well as LDTs. It is unclear whether the VALID Act would be passed by Congress in its current form or signed into law by the President.

Any future legislative or administrative rule making or oversight of LDTs, if and when finalized, may impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws. We cannot predict how these various efforts will be resolved, how Congress or the FDA will regulate LDTs in the future, or how that regulatory system will impact our business. Changes to the current regulatory framework, including the imposition of additional or new regulations, including regulation of our products, could arise at any time during the development or marketing of our products, which may negatively affect our ability to obtain or maintain FDA or comparable regulatory approval of our products, if required. Further, sales of devices for diagnostic purposes may subject us to additional healthcare regulation and enforcement by the applicable government agencies. Such laws include, without limitation, state and federal anti-kickback or anti-referral laws, healthcare fraud and abuse laws, false claims laws, the Health Insurance Portability and Accountability Act (HIPAA), the Physician Payments Sunshine Act and related transparency and manufacturer reporting laws, and other laws and regulations applicable to medical device manufacturers.

Our reagents may be used by clinical laboratories to create Laboratory Developed Tests, which could, in the future, become subject to some form of FDA regulatory requirements, which could materially and adversely affect our business and results of operations.

We may in the future register with the FDA as a specification developer and list ancillary products such as customized reagents with the FDA as Class I general purpose laboratory equipment and reagents. A clinical laboratory could potentially use our custom-manufactured reagents to create what is called a Laboratory Developed Test (“LDT”). LDTs are diagnostic tests that are developed, validated and performed by a single clinical laboratory operating in compliance with the Clinical Laboratory Improvement Amendments (“CLIA”), and under the oversight of the Centers for Medicare & Medicaid Services (“CMS”). Historically, FDA has generally exercised enforcement discretion not to regulate LDTs as medical devices. The FDA has been reconsidering its enforcement discretion policy in recent years and has commented that regulation of LDTs may be warranted because of the growth in the volume and complexity of testing services utilizing LDTs, such as genetic testing services, although the agency would most likely need to promulgate such a significant policy change via notice-and-comment rulemaking. In addition, in March 2020, a bipartisan group of U.S. Senate and House lawmakers formally introduced long-awaited legislation to reform the FDA’s authorities over medical devices that are also in vitro diagnostic products. The bill, called the Verifying Accurate, Leading-edge IVCT Development (VALID) Act, would codify into law the term “in vitro clinical test” (IVCT) to create new medical product category separate from medical devices that includes products currently regulated as IVDs as well as those that are LDTs. It is unclear whether the VALID Act would be passed by Congress in its current form or signed into law by the President. Any future legislative or administrative rule making or oversight of LDTs, if and when finalized, could decrease demand for our reagents by affecting how customers can use those products. Additionally, compliance with additional regulatory burdens could be time consuming and costly for our customers. We cannot predict how these various efforts will be resolved, how Congress or the FDA will regulate LDTs in the future, or how that regulatory system will impact our business.

Further, the FDA may disagree that such products are Class 1 medical devices and require us to obtain premarket clearance or approval before we can continue to sell our reagent products to certain customers.

We may be subject to certain federal, state and foreign fraud and abuse laws, health information privacy and security laws and physician payment transparency laws, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims and physician transparency laws. Our business practices and relationships with providers and hospitals are subject to scrutiny under these laws. We may also be subject to patient information privacy and security regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. The healthcare laws and regulations of concern as we develop and begin to commercialize products include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual or furnishing or arranging for a good or service, for which payment may be made, in whole or in part, under federal healthcare programs, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•
the federal civil and criminal false claims laws, including the federal civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal healthcare programs that are false or fraudulent. Private individuals can bring False Claims Act “qui tam” actions, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement.

•
the federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;

•
the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•
the federal Physician Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (“CHIP”), to report annually to CMS, information related to payments and other transfers of value to physicians, which is defined broadly to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals; and

•
analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients.

These laws and regulations, among other things, constrain our business, marketing and other promotional activities by limiting the kinds of financial arrangements we may have with hospitals, physicians or other developers or potential purchasers of our products.

If our operations are found to be in violation of any of the healthcare laws or regulations described above or any other healthcare regulations that apply to us, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment, contractual damages, reputational harm, disgorgement and the curtailment or restructuring of our operations.

In addition, members of our management and companies with which they are affiliated or have been affiliated with in the past, have been, and may in the future be, involved in investigations, prosecutions, convictions or settlements in the healthcare industry. For example, Kevin Rakin, a member of our board of directors, was named as a defendant in United States ex rel. Webb v. Advanced BioHealing, Inc. (“ABH”), a whistleblower suit relating to sales methods employed by sales representatives of ABH, a biotechnology company for which Mr. Rakin served as its chief executive officer. All claims in the lawsuit were dismissed with prejudice pursuant to a settlement agreement, in which Mr. Rakin expressly denied that he engaged in any wrongful conduct, and Mr. Rakin agreed to pay to the United States $2.5 million. Any investigations, prosecutions, convictions or settlements involving members of our management and companies with which they are or have been affiliated may be detrimental to our reputation and could negatively affect our business, financial condition and results of operations.

We are currently subject to, and may in the future become subject to additional, U.S. federal and state laws and regulations imposing obligations on how we collect, store and process personal information. Our actual or perceived failure to comply with such obligations could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our business and future customer base, and thereby decrease our revenue.

In the ordinary course of our business, we currently, and in the future will, collect, store, transfer, use or process sensitive data, including personally identifiable information of employees, and intellectual property and proprietary business information owned or controlled by ourselves and other parties. The secure processing, storage, maintenance, and transmission of this critical information are vital to our operations and business strategy. We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects.

In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (“CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide disclosures regarding information practices to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the election on November 3, 2020. The CPRA will modify the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. In addition, U.S. and international laws and regulations that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the United States and GDPR in the European Union) may be subject to evolving interpretations or applications. Furthermore, defending a suit, regardless of its merit, could be costly, divert management’s attention and harm our reputation. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted.

Furthermore, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), establish privacy and security standards that limit the use and disclosure of individually identifiable health information (known as “protected health information”) and require the implementation of administrative, physical and technology safeguards to protect the privacy and security of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining HIPAA applicability to our operations as they evolve, obligations under applicable privacy standards and our contractual obligations can require complex factual and regulatory analyses and may be subject to differing or changing interpretations. Although we take measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, manipulated, publicly disclosed, lost or stolen. Any such access, breach or other loss of information could result in legal claims or proceedings, and liability for us or our customers under federal or state laws that protect the privacy of personal information, such as HIPAA, the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and regulatory penalties. Notice of certain breaches may be required to affected individuals, the Secretary of the Department of Health and Human Services, and for extensive breaches, notice may also need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete.

We are in the process of evaluating our compliance obligations, but do not currently have in place formal policies and procedures related to the storage, collection and processing of information, and have not conducted any internal or external data privacy audits, to ensure our compliance with all applicable data protection laws and regulations. Additionally, we do not currently have policies and procedures in place for assessing our third-party vendors’ compliance with applicable data protection laws and regulations. All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any failure or perceived failure by us or our third-party vendors, collaborators, contractors and consultants to comply with any applicable federal, state or foreign laws and regulations relating to data privacy and security, could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant expense, as well as potentially fines, sanctions, awards, penalties or judgments, all of which could have a material adverse effect on our business, financial condition, reputation, results of operations and prospects.

We could be adversely affected by alleged violations of the Federal Trade Commission Act or other truth-in-advertising and consumer protection laws.

Our advertising for current and future products is subject to federal truth-in-advertising laws enforced by the Federal Trade Commission (“FTC”), as well as comparable state consumer protection laws. Under the Federal Trade Commission Act (“FTC Act”), the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution. In the context of performance claims for products such as our goods and services, compliance with the FTC Act includes ensuring that there is scientific data to substantiate the claims being made, that the advertising is neither false nor misleading, and that any user testimonials or endorsements we or our agents disseminate related to the goods or services comply with disclosure and other regulatory requirements. Any actual or perceived non-compliance with those laws could lead to an investigation by the FTC or a comparable state agency, or could lead to allegations of misleading advertising by private plaintiffs. Any such action against us could disrupt our business operations, cause damage to our reputation, and result in a material adverse effects on our business.

In addition, with respect to any of our future products that are marketed as in vitro diagnostic or clinical products, FDA’s regulations applicable to medical device products prohibit them from being promoted for uses not within the scope of a given product’s intended use(s), among other promotional and labeling rules applicable to products subject to the Federal Food, Drug, and Cosmetic Act (“FDCA”).

Medical product manufacturers’ use of social media platforms presents new risks.

Our potential customer base for future clinical diagnostic applications of our protein sequencing technologies may be active on social media. We intend to engage through those platforms to elevate our national marketing presence, both for our RUO product offerings and our future medical device product offerings. Social media practices in the medical device and biopharmaceutical industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us or our products on any social networking website. If these events were to occur or we otherwise fail to comply with any applicable regulations, we could incur liability, face restrictive regulatory actions or experience other harms to our business.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain and enforce sufficient intellectual property protection for our products and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired.

We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property right protection and contractual restrictions to protect our proprietary products and technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we fail to obtain, maintain and sufficiently enforce our intellectual property, third parties may be able to compete more effectively against us. In addition, we may incur substantial litigation costs in our attempts to recover damages or restrict use of our intellectual property.

To the extent our intellectual property offers inadequate protection, or is found to be invalid or unenforceable, we would be exposed to a greater risk of direct competition. If our intellectual property does not provide adequate coverage against our competitors’ products, our competitive position could be adversely affected, as could our business, financial condition, results of operations and prospects. Both the patent application process and the process of managing patent and other intellectual property disputes can be time-consuming and expensive.

Our success depends in large part on our and our licensors’ ability to obtain and maintain protection of the intellectual property we may own solely or jointly with, or license from, third parties, particularly patents, in the United States and other countries directed to our products and technologies. We apply for patents covering our products and technologies and uses thereof, as we deem appropriate. However, obtaining and enforcing patents is costly, time-consuming and complex, and we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. We may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, we may not develop additional proprietary products, methods and technologies that are patentable. We may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents licensed from or to third parties. Therefore, these patents and applications may not be prosecuted, obtained and enforced by such third parties in a manner consistent with the best interests of our business.

In addition, the patent position of life sciences technology companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries or regions may diminish the value of our intellectual property. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights presents a reasonably limited degree of uncertainty. It is possible that some of our pending patent applications will not result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide any competitive advantages, or may be challenged, narrowed and/or invalidated by third parties. There exists some degree of uncertainty over the breadth of claims that may be allowed or enforced in our patents or in third-party patents. It is possible that third parties will attempt to design around our current or future patents such that we cannot prevent such third parties from using similar technologies and commercializing similar products to compete with us. Some of our owned or licensed patents or patent applications may be challenged at a future point in time and we may not be successful in defending any such challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the narrowing, unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation or other proceedings can be uncertain, and any attempt by us to enforce our patent rights against others or to challenge the patent rights of others may not be successful, or, regardless of success, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business. Any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations.

The U.S. law relating to the patentability of certain inventions in the life sciences technology industry is uncertain and rapidly changing, which may adversely impact our existing patents or our ability to obtain patents in the future.

Changes in either the patent laws or interpretation of the patent laws in the United States or in other jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. For instance, under the Leahy-Smith America Invents Act (the “America Invents Act”), enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. These changes include allowing third-party submission of prior art to the United States Patent and Trademark Office (“USPTO”) during patent prosecution and additional procedures to challenge the validity of a patent through USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. The America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Various courts, including the U.S. Supreme Court, have rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to life sciences technology. Specifically, these decisions stand for the proposition that patent claims that recite laws of nature are not themselves patentable unless those patent claims have sufficient additional features that provide practical assurance that the processes are genuine inventive applications of those laws rather than patent drafting efforts designed to monopolize the law of nature itself. What constitutes a “sufficient” additional feature is somewhat uncertain. Furthermore, in view of these decisions, since December 2014, the USPTO has published and continues to publish revised guidelines for patent examiners to apply when examining process claims for patent eligibility.

In addition, U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to some degree of uncertainty with regard to our ability to obtain patents in the future, this combination of events has created a degree of uncertainty with respect to the value of patents, once obtained. Depending on relevant laws enacted by the U.S. Congress, and decisions by the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that may have a material adverse effect on our ability to obtain new patents and to defend and enforce our existing patents and patents that we might obtain in the future.

Our patent portfolio may be negatively impacted by current uncertainties in the state of the law, new court rulings or changes in guidance or procedures issued by the USPTO or other similar patent offices around the world. From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the USPTO may change the standards of patentability, scope and validity of patents within the life sciences technology and any such changes, or any similar adverse changes in the patent laws of other jurisdictions, could have a negative impact on our business, financial condition, prospects and results of operations.

We may not be able to protect our intellectual property rights throughout the world.

The laws of some foreign countries do not offer intellectual property rights to the same extent as the laws of the United States, and we and our licensors may encounter difficulties in obtaining, enforcing and defending such rights in foreign jurisdictions. Consequently, we and our licensors may not be able to prevent third parties from practicing our or our licensors’ inventions in some or all countries outside the United States, or from selling or importing products made using our or our licensors’ inventions in other jurisdictions. Competitors and other third parties may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and technologies and may also export infringing products to territories where we have patent protection, but enforcement practices or laws are not as strong as those in the United States. These products may compete with our products. We and our licensors’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. In addition, certain countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties. Furthermore, many countries limit the enforceability of patents against other parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of any patents.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain other countries are not as favorable as the United States in the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the misappropriation or other violations of our intellectual property rights including infringement of our patents in such countries. The legal systems in certain countries may also favor state-sponsored entities or companies headquartered in particular jurisdictions over our first-in-time patents and other intellectual property protection. The absence of harmonized intellectual property protection laws and effective enforcement makes it difficult to ensure consistent respect for patent, trade secret, and other intellectual property rights on a worldwide basis. As a result, it is possible that we will not be able to enforce our rights against third parties that misappropriate our proprietary technology in those countries.

Proceedings to enforce our or our licensors’ patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business, could put us and our licensors’ patents at risk of being invalidated or interpreted narrowly and our and our licensors’ patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We and our licensors may not prevail in any lawsuits that we or our licensors initiate, or that are initiated against us or our licensors, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our products, services and other technologies and the enforcement of intellectual property. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and prospects.

Issued patents covering our products could be found invalid or unenforceable if challenged.

Our owned and licensed patents and patent applications may be subject to validity, enforceability and priority disputes. The issuance of a patent is not conclusive as to our inventorship, scope, validity or enforceability. Some of our patents or patent applications (including licensed patents and patent applications) may be challenged at a future point in time in opposition, derivation, reexamination, inter partes review, post-grant review or interference or other similar proceedings. Any successful third-party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents, which may lead to increased competition to our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if we or our licensors initiate legal proceedings against a third party to enforce a patent covering our products, the defendant could counterclaim that such patent covering our products, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. There are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent intentionally withheld relevant information from the relevant patent office, or knowingly made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include ex parte re-examination, inter partes review, post-grant review, derivation and equivalent proceedings in non-U.S. jurisdictions, such as opposition proceedings. Such proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover and protect our products. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our licensors, our patent counsel and the patent examiner were unaware during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant or other third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on certain aspects of our products and technologies, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license intellectual property, or develop or commercialize current or future products.

We may not be aware of all third-party intellectual property rights potentially relating to our products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until approximately 18 months after filing or, in some cases, not until such patent applications issue as patents. We might not have been the first to make the inventions covered by each of our pending patent applications and we might not have been the first to file patent applications for these inventions. To determine the priority of these inventions, we may have to participate in interference proceedings, derivation proceedings or other post-grant proceedings declared by the USPTO, or other similar proceedings in non-U.S. jurisdictions that could result in substantial cost to us and the loss of valuable patent protection. The outcome of such proceedings is uncertain. No assurance can be given that other patent applications will not have priority over our patent applications. In addition, changes to the patent laws of the United States allow for various post-grant opposition proceedings that have not been extensively tested, and their outcome is therefore uncertain. Furthermore, if third parties bring these proceedings against our patents, regardless of the merit of such proceedings and regardless of whether they are successful, we could experience significant costs and our management may be distracted. Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business could be harmed.

We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information, and to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. In particular, we anticipate that with respect to our technologies, these trade secrets and know-how will over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel from academic to industry scientific positions.

In addition to pursuing patents on our technology, we take steps to protect our intellectual property and proprietary technology by entering into agreements, including confidentiality agreements, non-disclosure agreements and intellectual property assignment agreements, with our employees, consultants, academic institutions, corporate partners and, when needed, our advisers. However, we cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors or other third parties will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure, which could adversely impact our ability to establish or maintain a competitive advantage in the market, and our business, financial condition, results of operations and prospects.

Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third party had wrongfully obtained and was using our trade secrets, it would be expensive and time-consuming, it could distract our personnel, and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets.

We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor or other third party, absent patent protection, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Competitors or third parties could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, design around our protected technology, develop their own competitive technologies that fall outside the scope of our intellectual property rights or independently develop our technologies without reference to our trade secrets. If any of our trade secrets were to be disclosed to or independently discovered by a competitor or other third party, it could materially and adversely affect our business, financial condition, results of operations and prospects.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from alleged inventors such as employees, consultants or others who are involved in developing our products, some of whom may have conflicting IP ownership obligations. In addition, counterparties to our consulting, sponsored research, software development and other agreements may assert that they have an ownership interest in intellectual property developed under such arrangements. In particular, certain software development agreements pursuant to which certain third parties have developed parts of our proprietary software may not include provisions that expressly assign to us ownership of all intellectual property developed for us by such third parties. Furthermore, certain of our sponsored research agreements pursuant to which we provide certain research services for third parties do not assign to us all intellectual property developed under such agreements. As such, we may not have the right to use all such developed intellectual property under such agreements, we may be required to obtain licenses from third parties and such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain such licenses and such licenses are necessary for the development, manufacture and commercialization of our products and technologies, we may need to cease the development, manufacture and commercialization of our products and technologies. Litigation may be necessary to defend against these and other claims challenging inventorship of our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. In such an event, we may be required to obtain licenses from third parties and such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture and commercialization of our products and technologies. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees, and certain customers or partners may defer engaging with us until the particular dispute is resolved. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to protect and enforce our trademarks and trade names, or build name recognition in our markets of interest thereby harming our competitive position.

The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition. In addition, third parties have filed, and may in the future file, for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If such third parties were to succeed in registering or developing common law rights in any other trademarks that are similar or identical to our trademarks, and if we are not successful in challenging such rights and defending against challenges to our trademarks, we may not be able to use such trademarks to develop brand recognition of our technologies, products or services. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Further, we have and may in the future enter into agreements with owners of such third party trade names or trademarks to avoid potential trademark litigation which may limit our ability to use our trade names or trademarks in certain fields of business. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business, financial condition, results of operations and prospects may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources. Any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations.

Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a utility patent is generally 20 years from its earliest U.S. non-provisional filing date. While extensions may be available, the life of a patent, and the protection it affords, is limited. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. Even if patents covering our products are obtained, once the patent life has expired, we may be open to additional competition from competitive products. If one of our products requires extended development, testing and/or regulatory review, patents protecting such products might expire before or shortly after such products are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to our products, which could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed to us alleged trade secrets of their other clients or former employers, which could subject us to costly litigation.

As is common in the life sciences industry, we engage the services of consultants and independent contractors to assist us in the development of our products. Many of these consultants and independent contractors were previously employed at, or may have previously or may be currently providing consulting or other services to, universities or other technology, biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may become subject to claims that we, a consultant or an independent contractor inadvertently or otherwise used or disclosed trade secrets or other information proprietary to their former employers or their former or current clients. We may similarly be subject to claims stemming from similar actions of an employee, such as one who was previously employed by another company, including a competitor or potential competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team. If we are not successful we could lose access or exclusive access to valuable intellectual property.

We may become involved in lawsuits to defend against third-party claims of infringement, misappropriation or other violations of intellectual property or to protect or enforce our intellectual property, any of which could be expensive, time consuming and unsuccessful, and may prevent or delay our development and commercialization efforts.

Our commercial success depends in part on our ability and the ability of future collaborators to develop, manufacture, market and sell our products and use our products and technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the life sciences technology sector, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO, or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our products, manufacturing methods, software and/or technologies infringe, misappropriate or otherwise violate their intellectual property rights. Numerous issued patents and pending patent applications that are owned by third parties exist in the fields in which we are developing our products and technologies. It is not always clear to industry participants, including us, the claim scope that may issue from pending patent applications owned by third parties or which patents cover various types of products, technologies or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties, including our competitors, may allege they have patent rights encompassing our products, technologies or methods and that we are employing their proprietary technology without authorization.

If third parties, including our competitors, believe that our products or technologies infringe, misappropriate or otherwise violate their intellectual property, such third parties may seek to enforce against us their intellectual property, including patents, by filing against us an intellectual property-related lawsuit, including a patent infringement lawsuit. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. If any third parties were to assert these or any other patents against us and we are unable to successfully defend against any such assertions, we may be required, including by court order, to cease the development and commercialization of the infringing products or technology and we may be required to redesign such products and technologies so they do not infringe such patents, which may not be possible or may require substantial monetary expenditures and time. We could also be required to pay damages, which could be significant, including treble damages and attorneys’ fees if we are found to have willfully infringed such patents. We could also be required to obtain a license to such patents in order to continue the development and commercialization of the infringing product or technology. However, such a license may not be available on commercially reasonable terms or at all, including because certain of these patents may be held by or exclusively licensed to our competitors. Even if such license is available, it may require substantial payments or cross-licenses under our intellectual property rights, and it may only be available on a nonexclusive basis, in which case third parties, including our competitors, could use the same licensed intellectual property to compete with us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or prospects.

We may choose to challenge, including in connection with any allegation of patent infringement by a third party, the patentability, validity, ownership or enforceability of any third-party patent that we believe may have applicability in our field, and any other third-party patent that may at some future time possibly be asserted against us. Such challenges may be brought either in court or by requesting that the USPTO, European Patent Office (“EPO”), or other foreign patent offices review the patent claims, such as in an ex-parte reexamination, inter partes review, post-grant review proceeding or opposition proceeding. However, there can be no assurance that any such challenge by us or any third party will be successful. Even if such proceedings are successful, these proceedings are expensive and may consume our time or other resources, distract our management and technical personnel, and the costs of these opposition proceedings could be substantial. There can be no assurance that our defenses of non-infringement, invalidity or unenforceability will succeed.

Third parties, including our competitors, could be infringing, misappropriating or otherwise violating our solely owned and/or in-licensed intellectual property rights. Monitoring unauthorized use of intellectual property is difficult and costly. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. From time to time, we seek to analyze our competitors’ products and services, and may in the future seek to enforce our rights based on potential infringement, misappropriation or violation of our intellectual property. However, the steps we will take to protect our intellectual property rights may not be adequate to enforce our rights as against such infringement, misappropriation or violation of our intellectual property. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our products and technologies.

Litigation proceedings may be necessary for us to enforce our patent and other intellectual property rights. In any such proceeding, a court may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. Further, in such a proceeding, the defendant could counterclaim that our intellectual property is invalid or unenforceable and the court may agree, in which case we could lose valuable intellectual property rights, which could allow third parties to commercialize technology or products similar to ours and compete directly with us, without payment to us. Alternatively or additionally, such proceeding could result in requiring us to obtain license rights from the prevailing party in order to be able to manufacture or commercialize our products without infringing such party’s intellectual property rights, and if we are unable to obtain such a license, we may be required to cease commercialization of our products and technologies, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. The outcome in any such proceeding is unpredictable.

Regardless of whether we are defending against or asserting an intellectual property-related claim in an intellectual property-related proceeding that may be necessary in the future, and regardless of outcome, substantial costs and diversion of resources may result which could have a material adverse effect on our business, financial condition, results of operations and prospects. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A common stock. Some of our competitors and other third parties may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. We may not have sufficient financial or other resources to adequately conduct these types of litigation or proceedings. Any of the foregoing, or any uncertainties resulting from the initiation and continuation of any litigation, could have a material adverse effect on our business, financial condition, results of operations and prospects. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar adverse effect on our business, financial condition, results of operations and prospects.

Obtaining and maintaining our patent protection depends on compliance with various required procedures, document submissions, fee payments and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States at several stages over the lifetime of the patents and/or applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In certain circumstances, we rely on our licensors to pay these fees due to the U.S. and non-U.S. patent agencies and to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors may be able to enter the market without infringing our patents and this circumstance could have a material adverse effect on our business, financial condition, results of operations and prospects.

We currently rely on licenses from third parties, and in the future may rely on additional licenses from other third parties, and if we lose any of these licenses, then we may be subjected to future litigation.

We are, and may in the future become, a party to license agreements that grant us rights to use certain intellectual property, including patents and patent applications, typically in certain specified fields of use. We may need to obtain additional licenses from others to advance our research, development and commercialization activities.

Our success may depend in part on the ability of our licensors and any future licensors to obtain, maintain and enforce patent protection for our licensed intellectual property. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products and technologies for sale, which could materially adversely affect our competitive business position and harm our business prospects, financial condition or results of operations.

Our current license agreements impose, and future agreements may impose, various diligence, commercialization, milestone payment, royalty, insurance and other obligations on us and require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. If we fail to comply with these obligations, our licensor(s) may have the right to terminate our license, in which event we would not be able to develop or market products or technology covered by the licensed intellectual property. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

Moreover, disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	our financial or other obligations under the license agreement;
•	whether, and the extent to which, our products, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensor(s); and
•	the priority of invention of patented technology.

If we do not prevail in such disputes, we may lose any or all of our rights under such license agreements, experience significant delays in the development and commercialization of our products and technologies, or incur liability for damages, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. In addition, we may seek to obtain additional licenses from our licensor(s) and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensor(s), including by agreeing to terms that could enable third parties, including our competitors, to receive licenses to a portion of the intellectual property that is subject to our existing licenses and to compete with our products.

In addition, the agreements under which we currently and in the future license intellectual property or technology from third parties are complex and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize any affected products or services, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Absent the license agreements, we may infringe patents subject to those agreements, and if the license agreements are terminated, we may be subject to litigation by the licensor. Litigation could result in substantial costs and distract our management. If we do not prevail, we may be required to pay damages, including treble damages, attorneys’ fees or costs and expenses and royalties, which could adversely affect our ability to offer products or services, our ability to continue operations and our business, financial condition, results of operations and prospects.

If we cannot license rights to use technologies on reasonable terms, we may not be able to commercialize new products in the future.

We may identify third-party technology that we may need to license or acquire in order to develop or commercialize our products or technologies. However, we may be unable to secure such licenses or acquisitions. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us.

We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. In return for the use of a third party’s technology, we may agree to pay the licensor royalties based on sales of our products or services. Royalties are a component of cost of products or technologies and affect the margins on our products. We may also need to negotiate licenses to patents or patent applications before or after introducing a commercial product. We may not be able to obtain necessary licenses to patents or patent applications, and our business may suffer if we are unable to enter into the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, if the licensor fails to abide by the terms of the license or fails to prevent infringement by third parties, or if the licensed intellectual property rights are found to be invalid or unenforceable.

Certain of our in-licensed patents are, and our future owned and in-licensed patents may be, subject to a reservation of rights by one or more third parties, including government march-in rights, that may limit our ability to exclude third parties from commercializing products similar or identical to ours.

In addition, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties. For example, the U.S. government has certain rights, including march-in rights, to patent rights and technology funded by the U.S. government and licensed to us from Boreal and University of British Columbia. When new technologies are developed with government funding, in order to secure ownership of such patent rights, the recipient of such funding is required to comply with certain government regulations, including timely disclosing the inventions claimed in such patent rights to the U.S. government and timely electing title to such inventions. Any failure to timely elect title to such inventions may permit the U.S. government to, at any time, take title in such inventions. Additionally, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention or to have others use the invention on its behalf. If the government decides to exercise these rights, it is not required to engage us as our contractor in connection with doing so. These rights may permit the U.S. government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The U.S. government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the government of any of the foregoing rights could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our products contain third-party open source software components and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products and provide third parties access to our proprietary software.

Our products may contain software licensed by third parties under open source software licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source software licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source software licenses contain requirements that the licensee make its source code publicly available if the licensee creates modifications or derivative works using the open source software, depending on the type of open source software the licensee uses and how the licensee uses it. If we combine out proprietary software with open source software in a certain manner, we could, under certain open source software licenses, be required to release the source code of our proprietary software to the public for free. This would allow our competitors and other third parties to create similar products with less development effort and time and ultimately could result in a loss of our product sales and revenue, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, some companies that use third-party open source software have faced claims challenging their use of such open source software and their compliance with the terms of the applicable open source license. We may be subject to suits by third parties claiming ownership of what they believe to be open source software, or claiming non-compliance with the applicable open source licensing terms. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to compromise or attempt to compromise our technology platform and systems.

Although we review our use of open source software to avoid subjecting our proprietary software to conditions we do not intend, the terms of many open source software licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products and proprietary software. Moreover, our processes for monitoring and controlling our use of open source software in our products may not be effective. If we are held to have breached the terms of an open source software license, we could be subject to damages, required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition, results of operations and prospects.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to make products that are similar to products and technologies we may develop or utilize similar technology that are not covered by the claims of the patents that we own or license now or in the future;

•	we, or our licensor(s), might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;
•	we, or our licensor(s), might not have been the first to file patent applications covering certain of our or their inventions;
•
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing, misappropriating or otherwise violating our owned or licensed intellectual property rights;

•	it is possible that our pending licensed patent applications or those that we may own in the future will not lead to issued patents;
•	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•
our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable;
•	the patents of others may harm our business; and
•	we may choose not to file a patent for certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

If any of these events occur, they could materially adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Our Securities and to Being a Public Company

Our outstanding warrants will become exercisable for our Class A common stock upon the first anniversary of HighCape’s initial public offering, which will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Following the Business Combination, there were 3,833,319 outstanding Public Warrants to purchase 3,833,319 shares of our Class A common stock at an exercise price of $11.50 per share, which warrants will become exercisable 12 months from the closing of HighCape’s initial public offering, which occurred on September 9, 2020. In addition, there are 135,000 Private Warrants to purchase 135,000 shares of our Class A common stock at an exercise price of $11.50 per share. In certain circumstances, the Public Warrants and Private Warrants may be exercised on a cashless basis. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock, the impact of which is increased as the value of our stock price increases.

Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, HighCape reevaluated the accounting treatment of its Public Warrants and Private Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheets as of June 30, 2021 and December 31, 2020 are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors that are outside of our control. Due to the recurring fair value measurement, it is expected that we will recognize non-cash gains or losses on the warrants each reporting period and that the amount of such gains or losses could be material.

We have identified material weaknesses in our internal control over financial reporting. If our remediation measures are ineffective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to report our financial condition or results of operations accurately or in a timely manner, which may adversely affect investor confidence in us and, as a result, materially and adversely affect our business and the value of our Class A common stock.

In connection with our financial statement close process for the years ended December 31, 2020 and 2019, we identified a material weakness in the design and operating effectiveness of our internal control over financial reporting. We had outsourced our accounting and financial reporting to 4Catalyzer Corporation (“4C”) and as of and during the years ended December 31, 2020 and 2019, did not have our own finance function or finance or accounting professionals that had the requisite experience or were in a position to appropriately perform the supervision and review of the information received from 4C and assess its reasonableness and accuracy.

In addition, following the issuance of the SEC Statement, on April 12, 2021, after consultation with HighCape’s independent registered public accounting firm, HighCape’s management and its audit committee concluded that, in light of the SEC Statement, it was appropriate to restate HighCape’s previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). See “— Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.” As part of such process, HighCape identified a material weakness in its internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Our management is in the process of developing a remediation plan, which includes, without limitation, the hiring of additional accounting and finance personnel with technical public company accounting and financial reporting experience. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded through testing that these controls are effective. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If not remediated, these material weaknesses could result in material misstatements to our annual or interim financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financing reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reporting, the market price of our Class A common stock could be adversely affected and we could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures that may be taken in the future, will be sufficient to avoid potential future material weaknesses.

In addition, as a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. We can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

There can be no assurance that the warrants will be in the money at the time they become exercisable, and they may expire worthless.

The exercise price for the outstanding warrants is $11.50 per share of our Class A common stock. There can be no assurance that the warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless.

There are currently outstanding an aggregate of 3,968,319 warrants to acquire shares of our Class A common stock, which comprise 135,000 Private Warrants held by HighCape’s initial stockholders at the time of HighCape’s initial public offering and 3,833,319 Public Warrants. Each of our outstanding whole warrants is exercisable commencing the later of 30 days following the Closing and 12 months from the closing of HighCape’s initial public offering, which occurred on September 9, 2020, for one share of our Class A common stock in accordance with its terms. Therefore, as of June 30, 2021, if we assume that each outstanding whole warrant is exercised and one share of HighCape Class A common stock is issued as a result of such exercise, with payment of the exercise price of $11.50 per share, our fully-diluted share capital would increase by a total of 3,968,319 shares, with approximately $45.6 million paid to us to exercise the warrants.

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

Because our public float as of June 30, 2021 exceeded $700.0 million, we will become a large accelerated filer and cease being an emerging growth company as of December 31, 2021. At that time, we will be required to adopt new or revised accounting standards as required by public companies, including those standards which we had previously deferred pursuant to the JOBS Act. Additionally, we will no longer be able to take advantage of the reduced regulatory and reporting requirements of emerging growth companies described above.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. Because our public float as of June 30, 2021 exceeded $700.0 million, we will be required to reflect that we cease to qualify as a smaller reporting company no later than our quarterly report on Form 10-Q for the three months ending March 31, 2022. At that time, we will no longer be able to take advantage of the reduced regulatory and reporting requirements of smaller reporting companies described above. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Because we are a “controlled company” within the meaning of the Nasdaq rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will qualify as a “controlled company” within the meaning of the Nasdaq listing rules. Following the completion of the Business Combination, Dr. Rothberg controlled approximately 80.4% of the voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards and are not subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii)  a compensation committee comprised solely of independent directors; and (iii) director nominees selected, or recommended for our board of director’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

Dr. Rothberg may have his interest in the Company diluted due to future equity issuances or his own actions in selling shares of our Class B common stock, in each case, which could result in a loss of the “controlled company” exemption under the Nasdaq listing rules. We would then be required to comply with those provisions of the Nasdaq listing requirements.

The dual class structure of our common stock has the effect of concentrating voting power with our Executive Chairman of the Board and Founder, which will limit an investor’s ability to influence the outcome of important transactions, including a change in control.

Shares of our Class B common stock have 20 votes per share, while shares of our Class A common stock have one vote per share. Dr. Rothberg and his affiliates hold all of the issued and outstanding shares of our Class B common stock, and following the consummation of the Business Combination, Dr. Rothberg and his affiliates held approximately 80.4% of the voting power of our capital stock and is able to control matters submitted to our stockholders for approval, including the election of directors, amendments to our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Dr. Rothberg may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of our Class A common stock. If additional shares of our Class B common stock are issued, your shares and your votes may be significantly diluted.

We cannot predict the impact our dual class structure may have on the stock price of our Class A common stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. Under these policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. It is unclear what effect, if any, these policies will have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. As a result, the market price of shares of our Class A common stock could be adversely affected.

Delaware law and provisions in our certificate of incorporation and bylaws could make a takeover proposal more difficult.

Our organizational documents are governed by Delaware law. Certain provisions of Delaware law and of our certificate of incorporation and bylaws could discourage, delay, defer or prevent a merger, tender offer, proxy contest or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares of our Class A common stock held by our stockholders. These provisions provide for, among other things:

•	the ability of our board of directors to issue one or more series of preferred stock;
•	stockholder action by written consent only until the first time when Dr. Rothberg ceases to beneficially own a majority of the voting power of our capital stock;
•	certain limitations on convening special stockholder meetings;
•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•
amendment of certain provisions of the organizational documents only by the affirmative vote of (i) a majority of the voting power of our capital stock so long as Dr. Rothberg beneficially owns shares representing a majority of the voting power of our capital stock and (ii) at least two-thirds of the voting power of the capital stock from and after the time that Dr. Rothberg ceases to beneficially own shares representing a majority of our voting power; and

•
a dual-class common stock structure with 20 votes per share of our Class B common stock, the result of which is that Dr. Rothberg has the ability to control the outcome of matters requiring stockholder approval, even though Dr. Rothberg owns less than a majority of the outstanding shares of our capital stock.

These anti-takeover provisions as well as certain provisions of Delaware law could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. If prospective takeovers are not consummated for any reason, we may experience negative reactions from the financial markets, including negative impacts on the price of our common stock. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and to cause us to take other corporate actions that our stockholders desire.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings and the federal district courts as the sole and exclusive forum for other types of actions and proceedings, in each case, that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our certificate of incorporation provides that, unless we consent to the selection of an alternative forum, any (i) derivative action or proceeding brought on behalf of the Company; (ii) action asserting a claim of breach of a fiduciary duty owed by, or any other wrongdoing by, any current or former director, officer or other employee or stockholder of the Company; (iii) action asserting a claim against the Company or any director or officer arising pursuant to any provision of the General Corporation Law of the State of Delaware (“DGCL”) or our certificate of incorporation or our bylaws; or (iv) action to interpret, apply, enforce, or determine the validity of any provisions in the certificate of incorporation of bylaws; or (v) action asserting a claim against the Company or any director or officer of the Company governed by the internal affairs doctrine, shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware. Subject to the foregoing, the federal district courts of the United States are the exclusive forum for the resolution of any action, suit or proceeding asserting a cause of action under the Securities Act. The exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act. Any person or entity purchasing or otherwise acquiring an interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our certificate of incorporation. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that he, she or it believes to be favorable for disputes with the Company or the Company’s directors, officers or other employees or stockholders, which may discourage such lawsuits. We note that there is uncertainty as to whether a court would enforce these provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds from HighCape’s Initial Public Offering

Of the gross proceeds received from HighCape’s initial public offering and the full exercise of the option to purchase additional units, $115.0 million was placed in the Trust Account. The net proceeds of the initial public offering were applied to fund the Business Combination, deferred underwriting discounts and commissions, and related expenses.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2021.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1	Second Amended and Restated Certificate of Incorporation of Quantum-Si Incorporated		Form 8-K (Exhibit 3.1)	6/15/2021	001-39486
3.2	Amended and Restated Bylaws of Quantum-Si Incorporated		Form 8-K (Exhibit 3.2)	6/15/2021	001-39486
4.1	Specimen Class A Common Stock Certificate		Form S-4/A (Exhibit 4.1)	5/11/2021	333-253691
10.6+	Executive Chairman Agreement, dated as of June 10, 2021, by and between Quantum-Si Incorporated and Jonathan M. Rothberg, Ph.D.		Form 8-K (Exhibit 10.6)	6/15/2021	001-39486
10.7+	Offer Letter of Employment, dated as of October 28, 2020, by and between Q-SI Operations Inc. (formerly Quantum-Si Incorporated) and John Stark		Form S-4 (Exhibit 10.10)	3/1/2021	333-253691
10.8+	Offer Letter of Employment, dated as of March 23, 2021, by and between Q-SI Operations Inc. (formerly Quantum-Si Incorporated) and Claudia Drayton		Form S-4/A (Exhibit 10.10)	5/11/2021	333-253691
10.9+	Offer Letter of Employment, dated as of June 1, 2015, by and between Q-SI Operations Inc. (formerly Quantum-Si Incorporated) and Michael P. McKenna, Ph.D.		Form S-4 (Exhibit 10.10)	3/1/2021	333-253691

10.10+	Offer Letter of Employment, dated as of March 16, 2016, by and between Q-SI Operations Inc. (formerly Quantum-Si Incorporated) and Matthew Dyer, Ph.D.		Form S-4 (Exhibit 10.11)	3/1/2021	333-253691
10.11+	Consulting Agreement, dated as of August 12, 2021, by and between Quantum-Si Incorporated and Michael Mina, M.D., Ph.D.	X
10.12	Technology and Services Exchange Agreement, dated as of February 17, 2021, by and among Q-SI Operations Inc. (formerly Quantum-Si Incorporated) and the participants named therein		Form S-4 (Exhibit 10.12)	3/1/2021	333-253691
10.13.1+	Quantum-Si Incorporated 2021 Equity Incentive Plan		Form 8-K (Exhibit 10.13.1)	6/15/2021	001-39486
10.13.2+	Form of Stock Option Agreement under 2021 Equity Incentive Plan		Form 8-K (Exhibit 10.13.2)	6/15/2021	001-39486
10.13.3+	Form of Restricted Stock Unit Agreement under 2021 Equity Incentive Plan		Form 8-K (Exhibit 10.13.3)	6/15/2021	001-39486
10.14.1+	Q-SI Operations Inc. 2013 Employee, Director and Consultant Equity Incentive Plan, as amended		Form 8-K (Exhibit 10.14.1)	6/15/2021	001-39486
10.14.2+	Form of Stock Option Agreement under 2013 Employee, Director and Consultant Equity Incentive Plan, as amended		Form 8-K (Exhibit 10.14.2)	6/15/2021	001-39486
10.14.3+	Form of Restricted Stock Unit Agreement under 2013 Employee, Director and Consultant Equity Incentive Plan, as amended		Form 8-K (Exhibit 10.14.3)	6/15/2021	001-39486
10.15+	Nonemployee Director Compensation Policy		Form 8-K (Exhibit 10.15)	6/15/2021	001-39486
10.16+	Form of Indemnification Agreement		Form 8-K (Exhibit 10.16)	6/15/2021	001-39486
10.17	Amended and Restated Registration Rights Agreement, dated as of June 10, 2021, by and among Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.) and certain of its securityholders		Form 8-K (Exhibit 10.17)	6/15/2021	001-39486

10.18	Form of Lock-up Agreement		Form 8-K (Exhibit 10.18)	6/15/2021	001-39486
10.19	Lease Agreement between Quantum-Si Incorporated and BP3-SD5 5510 Morehouse Drive LLC, dated June 18, 2021		Form 8-K (Exhibit 10.1)	6/24/2021	001-39486
10.20+	Quantum-Si Incorporated Executive Severance Plan		Form 8-K (Exhibit 10.1)	7/6/2021	001-39486
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

+ Management contract or compensatory plan or arrangement.

* The certifications attached as Exhibit 32 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Quantum-Si Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of such Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM-SI INCORPORATED

Date: August 16, 2021	By:	/s/ John Stark
John Stark
Chief Executive Officer

Date: August 16, 2021	By:	/s/ Claudia Drayton
Claudia Drayton
Chief Financial Officer