Form 10-Q
period 2021-09-30
Quantum-Si Inc
filed 2021-11-15
CIK 1816431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 9, 2021, the registrant had 117,478,783 shares of Class A common stock outstanding and 19,937,500 shares of Class B common stock outstanding.

QUANTUM-SI INCORPORATED
FORM 10-Q
For the quarterly period ended September 30, 2021

		Page

	Cautionary Note Regarding Forward-Looking Statements	3

Part I	Financial Information	4

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (Unaudited)	4

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	5

	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (Unaudited)	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

Part II	Other Information	30

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

Signatures		32

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

●	the ability to maintain the listing of our Class A common stock on The Nasdaq Stock Market LLC (“Nasdaq”);
●	changes in applicable laws or regulations;
●	our ability to raise financing in the future;
●	the success, cost and timing of our product development activities;
●	the commercialization and adoption of our existing products and the success of any product we may offer in the future;
●	the potential attributes and benefits of our products once commercialized;
●	our ability to obtain and maintain regulatory approval for our products, and any related restrictions and limitations of any approved product;
●	our ability to identify, in-license or acquire additional technology;
●	our ability to maintain our existing license agreements and manufacturing arrangements;
●
our ability to compete with other companies currently marketing or engaged in the development of products and services that serve customers engaged in proteomic analysis, many of which have greater financial and marketing resources than us;

●	the size and growth potential of the markets for our products, and the ability of each product to serve those markets once commercialized, either alone or in partnership with others;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our financial performance; and
●	the impact of the COVID-19 pandemic on our business.

These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described under the caption “Risk Factors” in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 and this Quarterly Report on Form 10-Q and in other filings that we make with the Securities and Exchange Commission. The risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$62,103	$36,910
Marketable securities	438,102	-
Prepaid expenses and other current assets	4,997	948
Total current assets	505,202	37,858
Property and equipment, net	4,207	1,996
Other assets	117	-
Other assets - related party	-	738
Total assets	$509,526	$40,592
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,172	$1,329
Accrued expenses and other current liabilities	4,024	1,425
Total current liabilities	7,196	2,754
Long-term liabilities:
Warrant liabilities	8,176	-
Notes payable	-	1,749
Other long-term liabilities	239	-
Total liabilities	15,611	4,503
Commitments and contingencies (Note 14)
Convertible preferred stock
Convertible preferred stock (Series A, B, C, D, and E) $0.0001 par value with an aggregate liquidation preference of $0 and $216 as of September 30, 2021 and December 31, 2020, respectively; 0 and 92,078,549 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 0 and 90,789,268 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	-	195,814
Stockholders’ equity (deficit)
Class A Common stock, $0.0001 par value; 600,000,000 and 90,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 116,717,990 and 5,378,287 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	12	1
Class B Common stock, $0.0001 par value; 27,000,000 and 0 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 19,937,500 and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2	-
Additional paid-in capital	731,711	12,517
Accumulated deficit	(237,810)	(172,243)
Total stockholders’ equity (deficit)	493,915	(159,725)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$509,526	$40,592

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (in thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$11,104	$6,655	$32,190	$21,174
General and administrative	12,989	1,631	34,211	5,157
Sales and marketing	1,082	266	2,717	825
Total operating expenses	25,175	8,552	69,118	27,156
Loss from operations	(25,175)	(8,552)	(69,118)	(27,156)
Interest expense	-	(4)	(5)	(5)
Dividend income	739	2	741	95
Change in fair value of warrant liabilities	6,975	-	3,442	-
Other (expense), net	(630)	(3)	(627)	(2)
Loss before provision for income taxes	(18,091)	(8,557)	(65,567)	(27,068)
Provision for income taxes	-	-	-	-
Net loss and comprehensive loss	$(18,091)	$(8,557)	$(65,567)	$(27,068)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.13)	$(1.60)	$(1.09)	$(5.06)
Weighted-average shares used to compute net loss per share attibutable to common stockholders, basic and diluted	136,456,848	5,360,497	60,104,891	5,350,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
 (in thousands, except share amounts)
(Unaudited)

	Convertible preferred stock		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2019	84,201,570	$160,555	5,263,403	$1	-	$-	$10,530	$(135,630)	$(125,099)
Net loss	-	-	-	-	-	-	-	(10,314)	(10,314)
Issuance of Series E convertible preferred stock, net of issuance costs	1,923,519	10,288	-	-	-	-	-	-	-
Common stock issued upon exercise of stock options	-	-	87,796	-	-	-	18	-	18
Stock-based compensation expense	-	-	-	-	-	-	642	-	642
Balance - March 31, 2020	86,125,089	$170,843	5,351,199	$1	-	$-	$11,190	$(145,944)	$(134,753)
Net loss	-	-	-	-	-	-	-	(8,197)	(8,197)
Issuance of Series E convertible preferred stock, net of issuance costs	-	(12)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	466	-	466
Balance - June 30, 2020	86,125,089	$170,831	5,351,199	$1	-	$-	$11,656	$(154,141)	$(142,484)
Net loss	-	-	-	-	-	-	-	(8,557)	(8,557)
Common stock issued upon exercise of stock options	-	-	15,628	-	-	-	24	-	24
Stock-based compensation expense	-	-	-	-	-	-	493	-	493
Balance - September 30, 2020	86,125,089	$170,831	5,366,827	$1	-	$-	$12,173	$(162,698)	$(150,524)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
 (in thousands, except share amounts)
(Unaudited)

	Convertible preferred stock		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2020	90,789,268	$195,814	5,378,287	$1	-	$-	$12,517	$(172,243)	$(159,725)
Net loss	-	-	-	-	-	-	-	(11,779)	(11,779)
Issuance of Series E convertible preferred stock, net of issuance costs	-	(4)	-	-	-	-	-	-	-
Common stock issued upon exercise of stock options	-	-	581,237	-	-	-	999	-	999
Stock-based compensation expense	-	-	-	-	-	-	457	-	457
Balance - March 31, 2021	90,789,268	$195,810	5,959,524	$1	-	$-	$13,973	$(184,022)	$(170,048)
Net loss	-	-	-	-	-	-	-	(35,697)	(35,697)
Common stock issued upon exercise of stock options	-	-	1,327,823	-	-	-	2,712	-	2,712
Conversion of the convertible preferred stock into Class A and Class B common stock	(90,789,268)	(195,810)	52,466,941	5	19,937,500	2	195,803	-	195,810
Net equity infusion from the Business Combination	-	-	56,708,872	6	-	-	501,166	-	501,172
Stock-based compensation expense	-	-	-	-	-	-	9,987	-	9,987
Balance - June 30, 2021	-	$-	116,463,160	$12	19,937,500	$2	$723,641	$(219,719)	$503,936
Net loss	-	-	-	-	-	-	-	(18,091)	(18,091)
Common stock issued upon exercise of stock options	-	-	254,830	-	-	-	676	-	676
Net equity infusion from the Business Combination	-	-	-	-	-	-	(2)	-	(2)
Stock-based compensation expense	-	-	-	-	-	-	7,396	-	7,396
Balance - September 30, 2021	-	$-	116,717,990	$12	19,937,500	$2	$731,711	$(237,810)	$493,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(65,567)	$(27,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	712	676
Unrealized losses of marketable securities	634	-
Loss on disposal of fixed assets	-	2
Change in fair value of warrant liabilities	(3,442)	-
Stock-based compensation expense	17,840	1,601
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,049)	(155)
Other assets	(117)	-
Other assets - related party	738	228
Accounts payable	1,268	411
Accrued expenses and other current liabilities	2,627	1
Other long-term liabilities	239	-
Net cash used in operating activities	$(49,117)	$(24,304)
Cash flows from investing activities:
Purchases of property and equipment	(2,354)	(432)
Purchases of marketable securities	(438,736)	-
Net cash used in investing activities	$(441,090)	$(432)
Cash flows from financing activities:
Proceeds from exercise of stock options	4,387	42
Proceeds from issuance of Series E convertible preferred stock	-	10,310
Net proceeds from equity infusion from the Business Combination	512,794	-
Proceeds from issuance of notes payable	-	1,749
Payment of notes payable	(1,749)	-
Stock issuance costs for Series E convertible preferred stock	(4)	(34)
Principal payments under capital lease obligations	(28)	(28)
Net cash provided by financing activities	$515,400	$12,039
Net increase (decrease) in cash and cash equivalents	25,193	(12,697)
Cash and cash equivalents at beginning of period	36,910	32,930
Cash and cash equivalents at end of period	$62,103	$20,233
Supplemental disclosure of cash flow information:
Cash received from exchange of research and development tax credits	$377	$-
Supplemental disclosure of noncash information:
Noncash acquisition of property and equipment	$599	$18
Forgiveness of related party promissory notes	$150	$20
Noncash equity related transaction costs from the Business Combination	$6	$-
Noncash equity related warrants from the Business Combination	$11,618	$-
Conversion of the convertible preferred stock into Class A and Class B common stock	$195,810	$-

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

Although the Company has incurred recurring losses in each year since inception, the Company expects its cash and cash equivalents, and marketable securities will be able to fund its operations for at least the next twelve months.

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2021, or any other period.

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

The estimates of the impact on the Company’s business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or address its impact and the economic impact on local, regional, national and international markets. While the Company is unable to predict the full impact that the COVID-19 pandemic will have on the Company’s future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic, and the actions that may be taken by government authorities across the United States, it is not expected to result in any significant changes in costs going forward.

The Company has not incurred any significant impairment losses in the carrying values of the Company’s assets as a result of the COVID-19 pandemic and is not aware of any specific related event or circumstance that would require the Company to revise its estimates reflected in its condensed consolidated financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and marketable securities. At September 30, 2021 and December 31, 2020, substantially all of the Company’s cash and cash equivalents and marketable securities were invested in mutual funds at one financial institution. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced any losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents and marketable securities.

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

Investments in Marketable Securities

The Company’s investments in marketable securities are ownership interests in fixed income mutual funds. The securities are stated at fair value, as determined by quoted market prices. As the securities have readily determinable fair value, unrealized gains and losses are reported as other (expense), net on the condensed consolidated statements of operations and comprehensive loss. Subsequent gains or losses realized upon redemption or sale of these securities are also recorded as other (expense), net on the condensed consolidated statements of operations and comprehensive loss. The Company considers all of its investments in marketable securities as available for use in current operations and therefore classifies these securities within current assets on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2021, the Company recognized $634 of unrealized losses that relate to securities still held as of September 30, 2021.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment at least annually or when the Company determines a triggering event has occurred. When a triggering event has occurred, each impairment test is based on a comparison of the future expected undiscounted cash flow to the recorded value of the asset. If the recorded value of the asset is less than the undiscounted cash flow, the asset is written down to its estimated fair value. No impairments were recorded for the three and nine months ended September 30, 2021 and 2020.

Warrant Liabilities

The Company’s outstanding warrants include publicly-traded warrants (the “Public Warrants”) which were issued as one-third of one redeemable warrant per unit issued during the Company’s initial public offering on September 9, 2020, and warrants sold in a private placement (the “Private Warrants”) to HighCape’s sponsor, HighCape Capital Acquisition LLC (the “Sponsor”). The Company evaluated its warrants under Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public Warrants and Private Warrants meet the definition of a derivative under ASC 815-40, the Company recorded these warrants as long-term liabilities on the balance sheet at fair value upon the Closing of the Business Combination, with subsequent changes in their respective fair values recognized in the condensed consolidated statements of operations and comprehensive loss at each reporting date.

Recently Issued Accounting Pronouncements

Accounting pronouncements issued but not yet adopted

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize almost all their leases on the balance sheet by recording a lease liability and corresponding right-of-use assets. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. As per the latest ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, issued by the FASB, entities that have not yet issued or made available for issuance the financial statements as of June 3, 2020 can defer the new guidance for one year. For public entities, this guidance is effective for annual reporting periods beginning January 1, 2019, including interim periods within that annual reporting period. For the Company, this guidance is effective December 31, 2021. The Company is in the process of evaluating the impact that the adoption of this pronouncement will have on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). For public entities, this guidance is effective for fiscal years beginning January 1, 2020 and interim periods within those fiscal years. For the Company, this guidance is effective December 31, 2021. The Company is in the process of evaluating the impact that the adoption of this pronouncement will have on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify various aspects related to accounting for income taxes. For public entities, this guidance is effective for annual reporting periods beginning January 1, 2021, including interim periods within that annual reporting period. For the Company, this guidance is effective December 31, 2021. The Company is in the process of evaluating the impact that the adoption of this pronouncement will have on its condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. For public entities, this guidance is effective for annual reporting periods beginning January 1, 2022, including interim periods within that annual reporting period. For the Company, this guidance is effective beginning January 1, 2022. The Company is in the process of evaluating the impact that the adoption of this pronouncement will have on its condensed consolidated financial statements.

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

The most significant change in the post-combination Company’s reported financial position and results was an increase in cash of $540,276 consisting of $425,001 from the PIPE investors and $115,275 from HighCape. The increase in cash was offset by transaction costs of $17,824, payment of the Paycheck Protection Program (“PPP”) loan of $1,764 including interest, payments to redeeming Company shareholders of $5,712, and payment of $3,800 to a third-party service provider, resulting in proceeds of $511,176 on the date of the Closing of the Business Combination on June 10, 2021. In addition, the post-combination balance sheet increased by the warrant liabilities of $11,618 and other insignificant assets and liabilities. Additional transaction costs were incurred prior to the Business Combination not settled on the date of Closing. Transaction costs of $7,383 were expensed during the nine months ended September 30, 2021 in the condensed consolidated statements of operations and comprehensive loss.

On the date of Closing, the proceeds of $540,276 were offset against the warrant liabilities of $11,618, payments to redeeming Company shareholders of $5,712, and other liabilities and related transaction costs of $21,776, which resulted in an equity infusion from the Business Combination of $501,170 in the condensed consolidated statements of changes in convertible preferred stock and stockholders’ equity (deficit) for the nine months ended September 30, 2021.

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

The carrying value of cash and cash equivalents, notes receivable, accounts payable and accrued expenses and other current liabilities approximates their fair values due to the short-term or on demand nature of these instruments. There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2021. The Company accounted for the warrants as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss.

Our Public Warrants and Private Warrants were carried at fair value as of September 30, 2021. The Public Warrants were valued using Level 1 inputs as they are traded in an active market. The Private Warrants were valued using a binomial lattice model, which results in a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Warrants was the expected volatility of the Company’s Class A common stock. The expected volatility was based on consideration of the implied volatility from the Company’s own public warrant pricing and on the historical volatility observed at guideline public companies. As of September 30, 2021, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 52.3%, (ii) risk-free interest rate of 0.91%, (iii) strike price ($11.50), (iv) fair value of common stock ($8.34), and (v) expected life of 4.7 years.

Mutual funds were valued using quoted market prices and accordingly were classified as Level 1.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2021:

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
September 30, 2021:
Assets:
Mutual funds - Cash and cash equivalents	$59,896	$59,896	$-	$-
Mutual funds - Marketable securities	438,102	438,102	-	-
Total assets at fair value on a recurring basis	$497,998	$497,998	$-	$-

Liabilities:
Public Warrants	$7,782	$7,782	$-	$-
Private Warrants	394	-	-	394
Total liabilities at fair value on a recurring basis	$8,176	$7,782	$-	$394

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

 5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, are recorded at historical cost and consist of the following:

	September 30, 2021	December 31, 2020
Laboratory equipment	$5,885	$4,245
Computer equipment	996	765
Software	156	136
Furniture and fixtures	47	47
Leasehold improvements	22	-
Construction in process	1,045	35
	8,151	5,228
Less: Accumulated depreciation	(3,944)	(3,232)
Property and equipment, net	$4,207	$1,996

Depreciation expense amounted to $264 and $222 for the three months ended September 30, 2021 and 2020, respectively, and $712 and $676 for the nine months ended September 30, 2021 and 2020, respectively.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2021	December 31, 2020
Employee compensation	$1,703	$511
Contracted services	1,114	399
Legal fees	1,147	447
Other	60	68
Total accrued expenses and other current liabilities	$4,024	$1,425

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

Prior to the Closing of the Business Combination, there were no significant changes to the terms of the Convertible Preferred Stock as compared to December 31, 2020. Upon the Closing of the Business Combination, the Convertible Preferred Stock converted into Class A and Class B common stock based on the Business Combination’s Exchange Ratio of 0.7975 of the Company’s shares for each Legacy Quantum-Si share. The Company recorded the conversion at the carrying value of the Convertible Preferred Stock at the time of the Closing. There are no shares of Convertible Preferred Stock outstanding as of September 30, 2021.

9. EQUITY INCENTIVE PLAN

The Company’s 2013 Employee, Director and Consultant Equity Incentive Plan, as amended on March 12, 2021 (the “2013 Plan”), was originally adopted by its Board of Directors and stockholders in September 2013. In connection with the Closing of the Business Combination, the Company adjusted the equity awards as described in Note 3 “Business Combination”. The adjustments to the awards did not result in incremental expense as the equitable adjustments were made pursuant to a preexisting nondiscretionary antidilution provision in the 2013 Plan, and the fair-value, vesting conditions, and classification are the same immediately before and after the modification. In connection with the Business Combination, HighCape’s stockholders approved and adopted the Quantum-Si Incorporated 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2021 Plan.

Stock option activity

During the nine months ended September 30, 2021, the Company granted 3,104,585 option awards subject to service and/or performance conditions. The service condition requires the participant’s continued employment with the Company through the applicable vesting date, and the performance condition requires the consummation of a contemplated business combination defined in the option award agreement. For options with performance conditions, stock-based compensation expense is only recognized if the performance conditions become probable to be satisfied. As the performance condition is a business combination, the performance condition would only become probable once a business combination was consummated. Accordingly, the Company recorded stock-based compensation expense of $2,381 for the nine months ended September 30, 2021 including $1,343 related to these option awards during the six months ended June 30, 2021, as the Business Combination was consummated during this time period. The stock-based compensation expense for stock options for the three and nine months ended September 30, 2021 was $1,556 and $4,608, respectively.

A summary of the stock option activity under the 2013 Plan and the 2021 Plan is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	7,369,541	$2.37	6.77	$4,094
Granted	3,104,585	9.07
Exercised	(2,163,932)	2.03
Forfeited	(184,017)	8.64
Outstanding at September 30, 2021	8,126,177	$4.88	7.59	$30,222
Options exercisable at September 30, 2021	4,371,817	2.61	6.21	$25,100
Vested and expected to vest at September 30, 2021	7,805,361	$4.78	7.53	$29,784

Restricted stock unit activity

During the nine months ended September 30, 2021, the Company granted 4,861,315 restricted stock unit (“RSU”) awards subject to service, performance and/or market conditions. The RSU awards include 1,703,460 and 170,346 RSU awards to the Company’s Chief Executive Officer and General Counsel, respectively, subject to service and performance conditions, 1,800,000 RSU awards to the Executive Chairman of the Company and two members of the board of directors subject to service and/or performance conditions, and 453,777 RSU awards to the Company’s Chief Executive Officer subject to service, market and performance conditions. The service condition requires the participant’s continued employment with the Company through the applicable vesting date, and the performance condition requires the consummation of a contemplated business combination or financing transaction defined in the award agreement. The market condition requires that the Company’s Class A common stock subsequent to a business combination trades above a specified level for a defined period of time, or that a subsequent financing transaction meets defined pricing thresholds and that the Company’s common stock subsequent to a business combination trades above a specified level for a defined period of time. For RSU awards with performance conditions, stock-based compensation expense is only recognized if the performance conditions become probable to be satisfied. As the performance condition is a business combination or financing transaction, the performance condition would only become probable once a business combination or financing transaction was consummated. Accordingly, the Company recorded stock-based compensation expense of $13,089 for the nine months ended September 30, 2021 including $7,393 related to these RSU awards during the six months ended June 30, 2021, as the Business Combination was consummated during this time period. The stock-based compensation expense for RSU awards for the three and nine months ended September 30,2021 was $5,840 and $13,232, respectively.

A summary of the RSU activity under the 2013 Plan and the 2021 Plan is presented in the table below:

	Number of Shares Underlying RSUs	Weighted Average Grant- Date Fair Value
Outstanding non-vested RSUs at December 31, 2020	-	$-
Granted	4,861,315	8.03
Repurchased	-	-
Restrictions lapsed	-	-
Outstanding non-vested RSUs at September 30, 2021	4,861,315	$8.03

The Company’s stock-based compensation expense is allocated to the following operating expense categories as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Research and development	$1,520	$355	$4,343	$1,217
General and administrative	5,626	64	12,918	160
Sales and marketing	250	74	579	224
Total stock-based compensation expense	$7,396	$493	$17,840	$1,601

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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator
Net loss	$(18,091)	$(8,557)	$(65,567)	$(27,068)
Numerator for basic and diluted EPS - loss attributable to common stockholders	$(18,091)	$(8,557)	$(65,567)	$(27,068)
Denominator
Common stock	136,456,848	5,360,497	60,104,891	5,350,771
Denominator for basic and diluted EPS - weighted-average common stock	136,456,848	5,360,497	60,104,891	5,350,771
Basic and diluted net loss per share	$(0.13)	$(1.60)	$(1.09)	$(5.06)

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Outstanding options to purchase common stock	8,126,177	7,978,697	8,126,177	7,978,697
Outstanding restricted stock units	4,861,315	-	4,861,315	-
Outstanding warrants	3,968,319	-	3,968,319	-
Outstanding convertible preferred stock (Series A through E)	-	68,684,758	-	68,684,758
	16,955,811	76,663,455	16,955,811	76,663,455

During the three months ended September 30, 2021, the Company identified a misstatement in the basic and diluted net loss per share calculation including the weighted-average common stock for the three and six months ended June 30, 2021. The Company has evaluated this correction in accordance with ASC 250-10-S99, Securities and Exchange Commission “SEC” Materials (formerly SEC Staff Accounting Bulletin 99, Materiality) and concluded that the correction was not material.  The Company plans on adjusting the basic and diluted net loss per share calculation including the weighted-average common stock in its future filings such as the Form 10-K for the year ending December 31, 2021 and in Form 10-Q for the three and six months ending June 30, 2022.

The adjustments to the Company’s previously issued condensed consolidated statements of operations and comprehensive loss and Note 10 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 are as follows:

	Three months ended June 30, 2021		Six months ended June 30, 2021
	As Reported	As Revised	As Reported	As Revised
Denominator
Common stock	11,696,084	36,890,502	8,629,355	21,296,162
Denominator for basic and diluted EPS - weighted-average common stock	11,696,084	36,890,502	8,629,355	21,296,162
Basic and diluted net loss per share	$(3.05)	$(0.97)	$(5.50)	$(2.23)
11.	WARRANT LIABILITIES

Public Warrants

As of September 30, 2021, there were an aggregate of 3,833,319 outstanding Public Warrants, which entitle the holder to acquire Class A common stock. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment as discussed below, beginning on September 9, 2021. The warrants will expire on June 10, 2026 or earlier upon redemption or liquidation.

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

Private Warrants

As of September 30, 2021, there were 135,000 Private Warrants outstanding. The Private Warrants are identical to the Public Warrants, except that so long as they are held by the Sponsor or any of its permitted transferees, (i) the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or saleable until 30 days after the completion of the Business Combination, (ii) the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and (iii) the Private Warrants are not subject to the Company’s redemption option at the price of $0.01 per warrant. The Private Warrants are subject to the Company’s redemption option at the price of $0.01 per warrant, provided that the other conditions of such redemption are met, as described above. If the Private Warrants are held by a holder other than the Sponsor or any of its permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants.

The Company evaluated the Private Warrants under ASC 815-40, in conjunction with the SEC Statement, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the terms of the warrants provide for potential changes to the settlement amounts depending upon the characteristics of the warrant holder, and, because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability.

The fair value of warrant liabilities was $11,618 and $8,176 as of the Closing of the Business Combination and as of September 30, 2021, respectively.  The Company recognized a gain of $6,975 and $3,442, respectively, as a change in fair value of warrant liabilities in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2021. There were no exercises or redemptions of the Public Warrants or Private Warrants during the three and nine months ended September 30, 2021.

12. INCOME TAXES

Income taxes for the three and nine months ended September 30, 2021 and 2020 are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, if they occur. The Company’s estimated annual effective tax rate was 0.0% for the three and nine months ended September 30, 2021 and 2020. The primary reconciling items between the federal statutory rate of 21.0% for these periods and the Company’s overall effective tax rate of 0.0% were related to the effects of deferred state income taxes, nondeductible stock-based compensation, changes in the fair value of warrant liabilities, research and development credits, and the valuation allowance recorded against the full amount of its net deferred tax assets.

A valuation allowance is required when it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of sufficient future taxable income during the period in which the Company’s related temporary differences become deductible. The Company has recorded a full valuation allowance against its net deferred tax assets as of September 30, 2021 and 2020 since management believes that based on the earnings history of the Company, it is more likely than not that the benefits of these assets will not be realized.

As a result of the Business Combination, as well as any other equity issuances during the year, the Company is currently evaluating whether an ownership change has occurred under Section 382 of the Internal Revenue Code of 1986, as amended,  and whether the Company’s ability to use its pre-change net operating loss and tax credit carryforwards will be limited in future periods. The Company expects to complete its analysis during 2022.

13. RELATED PARTY TRANSACTIONS

The Company utilizes and subleases office and laboratory space in a building owned by a related party. The Company paid $80 and $241 for this space for the three and nine months ended September 30, 2021 and 2020, respectively.

The Company utilizes and subleases other office and laboratory spaces from 4Catalyzer Corporation (“4C”), a company under common ownership. The Company paid $36 and $36 for these spaces for the three months ended September 30, 2021 and 2020, respectively, and $112 and $117 for these spaces for the nine months ended September 30, 2021 and 2020, respectively.

The Company also made payments to 4C to prefund the acquisition of certain shared capital assets, reflected in Other assets - related party on the condensed consolidated balance sheets of $0 and $738 at September 30, 2021 and December 31, 2020, respectively.

The Company was a party to an Amended and Restated Technology Services Agreement (the “ARTSA”), most recently amended on November 11, 2020, by and among 4C, the Company and other participant companies controlled by the Rothberg family. The Company entered into a First Addendum to the ARTSA on February 17, 2021 pursuant to which the Company agreed to terminate its participation under the ARTSA no later than immediately prior to the Effective Time of the Business Combination, resulting in the termination of the Company’s participation under the ARTSA on June 10, 2021. In connection with the termination of the Company’s participation under the ARTSA, the Company terminated its lease agreement with 4C and negotiated an arm’s length lease agreement. As a result, the Company wrote off Other assets – related party of $700 which was recorded in General and administrative in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2021.  Under the ARTSA, the Company and the other participant companies had agreed to share certain non-core technologies, which means any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant and subject to certain restrictions on use. The ARTSA also provided for 4C to perform certain services for the Company and each other participant company such as monthly administrative, management and technical consulting services to the Company which were pre-funded approximately once per quarter. The Company incurred expenses of $203 and $396 during the three months ended September 30, 2021 and 2020, respectively, and $1,782 and $1,073 during the nine months ended September 30, 2021 and 2020, respectively. The amounts advanced and due from 4C at September 30, 2021 and December 31, 2020, related to operating expenses was $0 and $13, respectively, and are included in Prepaid expenses and other current assets on the condensed consolidated balance sheets.

The ARTSA also provided for the participant companies to provide other services to each other. The Company also had transactions with other entities under common ownership, which included payments made to third parties on behalf of the Company. The amounts remaining payable at September 30, 2021 and December 31, 2020 were $170 and $28, respectively, and are included in the Accounts payable on the Company’s condensed consolidated balance sheets. In addition, the Company had transactions with these other entities under common ownership which included payments made by the Company to third parties on behalf of the other entities. The amounts remaining payable at September 30, 2021 and December 31, 2020 are in the aggregate $158 and $69, respectively, and are reflected in the Prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets. All amounts were paid or received throughout the year within 30 days after the end of each month.

On September 20, 2021, the Company entered into a Binders Collaboration (the “Collaboration”) with Protein Evolution, Inc. (“PEI”) to develop technology and methods in the field of nanobodies and potentially other binders to produce novel biological reagents and related data. The Collaboration is made pursuant to and governed by the Technology and Services Exchange Agreement, effective as of June 10, 2021, by and among the Company and the participants named therein, including PEI. Dr. Rothberg serves as Chairman of the Board of Directors of PEI and the Rothberg family are controlling stockholders of PEI. The Company has not made any payments under the Collaboration for the three and nine months ended September 30, 2021.

The Company had promissory notes with the President and Chief Operating Officer and other Company employees in amounts totaling $0 and $150 as of September 30, 2021 and December 31, 2020, respectively.

Dr. Rothberg and the Company entered into an Executive Chairman Agreement as of June 10, 2021 (the “Executive Chairman Agreement”) in which Dr. Rothberg provides consulting services to the Company for $400 annually.  In addition to the Executive Chairman Agreement, Dr. Rothberg also receives fees as the Company’s Chairman of the Board of Directors and a member of the Nominating and Corporate Governance Committee. Quantum-Si paid $25 to Dr. Rothberg for the three and nine months ended September 30, 2021 for the services that were provided to the Company.

14. COMMITMENTS AND CONTINGENCIES

Commitments

Capital leases:

The Company acquired equipment under a capital lease-to-own agreement which commenced July 2019 and ended June 2021. The total value of the equipment acquired through capital lease arrangements was $124. Total interest expense was $0 and $1 during the three months ended September 30, 2021 and 2020, respectively, and $1 and $5 during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was no remaining unamortized balance of the lease obligation.

Operating leases:

In June 2021, the Company entered into an operating lease for a facility in San Diego, California.  The lease commenced in the third quarter of 2021. Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease.

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

Other commitments:

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the three and nine months ended September 30, 2021 and 2020.

Contingencies

The Company is subject to claims in the ordinary course of business; however, the Company is not currently a party to any pending or threatened litigation, the outcome of which would be expected to have a material adverse effect on its financial condition or the results of its operations. The Company accrues for contingent liabilities to the extent that the liability is probable and estimable.

The Company enters into agreements that contain indemnification provisions with other parties in the ordinary course of business, including business partners, investors, contractors, and the Company’s officers, directors and certain employees. The Company has agreed to indemnify and defend the indemnified party claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in any particular case. To date, losses recorded in the Company’s condensed consolidated statements of operations and comprehensive loss in connection with the indemnification provisions have not been material.

On March 29, 2021, the Company entered into an agreement with a third-party service provider pursuant to which the Company paid $3,800, which is recorded in General and administrative in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2021, in connection with the Closing of the Business Combination as discussed in Note 3 “Business Combination.”

15.	SUBSEQUENT EVENTS

On November 5, 2021, the Company acquired Majelac Technologies LLC (“Majelac”), a privately-owned company providing semiconductor packaging and integrated circuit assembly services located in Pennsylvania. The Company acquired Majelac for an aggregate purchase price equal to $5,000 in cash plus $132 in reimbursement for certain recently purchased equipment, 595,562 shares of Class A common stock subject to restrictions and up to $800 of earn-out payments. Approximately 10% of cash and shares were held back at closing to satisfy any post-closing indemnity claims by the Company.  Quantum-Si expects the acquisition to secure semiconductor chip assembly and packaging capabilities in-house for the Company in order to secure its supply chain and support scaling commercialization efforts. Prior to the acquisition, Majelac was a vendor of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2020 contained in our proxy statement/prospectus filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2021. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021, and this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Quantum-Si Incorporated and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020, respectively, present the financial position and results of operations of Quantum-Si Incorporated and its consolidated subsidiaries.

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

We have expanded our Platinum early access program to additional sites with participation from leading academic centers and key industry partners. The early access program introduces the Platinum single molecule sequencing system to key opinion leaders across the globe, for both expansion and development of applications and workflows.

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

Business Combination

On June 10, 2021, we consummated the previously announced Business Combination. The Business Combination was approved by HighCape’s stockholders at its special meeting held on June 9, 2021. The transaction resulted in the combined company being renamed “Quantum-Si Incorporated” and Legacy Quantum-Si being renamed “Q-SI Operations Inc.” The combined company’s Class A common stock and warrants to purchase Class A common stock commenced trading on Nasdaq on June 11, 2021 under the symbol “QSI” and “QSIAW”, respectively. As a result of the Business Combination, we received proceeds of approximately $511.2 million.

Description of Certain Components of Financial Data

Research and development

Research and development expenses primarily consist of personnel costs and benefits, stock-based compensation, lab supplies, consulting and professional fees, fabrication services, rent expense, software and other outsourced expenses. Research and development expenses are expensed as incurred. All of our research and development expenses are related to developing new products and services. Consulting expenses are related to general development activities, while fabrication services include certain third-party engineering costs. We expect to continue to make substantial investments in research and development activities in the future as we continue to invest in developing technologies in preparation for our anticipated commercialization.

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

Interest expense

Interest expense primarily consists of interest that was paid on the Paycheck Protection Program (“PPP”) loan.

Dividend income

Dividend income primarily consists of dividends earned on mutual funds in marketable securities.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities primarily consists of the change in the fair value of our publicly-traded warrants (the “Public Warrants”) and our warrants sold in a private placement (the “Private Warrants”).

Other (expense), net

Other (expense), net primarily consists of unrealized losses on mutual funds in marketable securities.

Provision for income taxes

We utilize the asset and liability method of accounting for income taxes where deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized. We recorded a full valuation allowance as of September 30, 2021 and 2020. Based on the available evidence, we believe that it is more likely than not that we will be unable to utilize all of our deferred tax assets in the future.

Results of Operations

The following is a discussion of our results of operations for the three and nine months ended September 30, 2021 and 2020 and our accounting policies are described in Note 2 “Summary of Significant Accounting Policies” in our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except for % changes)	2021	2020	% Change	2021	2020	% Change
Operating expenses:
Research and development	$11,104	$6,655	66.9%	$32,190	$21,174	52.0%
General and administrative	12,989	1,631	696.4%	34,211	5,157	563.4%
Sales and marketing	1,082	266	306.8%	2,717	825	229.3%
Total operating expenses	25,175	8,552	194.4%	69,118	27,156	154.5%
Loss from operations	(25,175)	(8,552)	194.4%	(69,118)	(27,156)	154.5%
Interest expense	-	(4)	(100.0%)	(5)	(5)	0.0%
Dividend income	739	2	36850.0%	741	95	680.0%
Change in fair value of warrant liabilities	6,975	-	nm	3,442	-	nm
Other (expense), net	(630)	(3)	20900.0%	(627)	(2)	31250.0%
Loss before provision for income taxes	(18,091)	(8,557)	111.4%	(65,567)	(27,068)	142.2%
Provision for income taxes	-	-	nm	-	-	nm
Net loss and comprehensive loss	$(18,091)	$(8,557)	111.4%	$(65,567)	$(27,068)	142.2%

Comparison of the Three Months Ended September 30, 2021 and 2020

Research and development

	Three Months Ended September 30,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
Research and development	$11,104	$6,655	$4,449	66.9%

Research and development expenses increased by $4.4 million, or 66.9%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily due to increases of $2.7 million in personnel costs as a result of increased headcount, including $1.2 million of stock-based compensation expense, as well as other internal and external product development activities.

General and administrative

	Three Months Ended September 30,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
General and administrative	$12,989	$1,631	$11,358	696.4%

General and administrative expenses increased by $11.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase is primarily due to increases of $7.4 million in personnel costs as a result of increased headcount, including $5.6 million of stock-based compensation expense associated with investments to scale up our administrative and executive functions. In addition to personnel costs, the increase was primarily due to an increase in consulting, legal and professional fees and other general and administrative costs incremental to being a publicly traded company.

Sales and marketing

	Three Months Ended September 30,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
Sales and marketing	$1,082	$266	$816	306.8%

Sales and marketing expenses increased by $0.8 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily due to an increase of $0.3 million in personnel costs as a result of increased headcount, including $0.2 million of stock-based compensation expense, as well as an increase in consulting expenses.

Interest expense

	Three Months Ended September 30,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
Interest expense	$-	$(4)	$4	(100.0%)

Interest expense decreased for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.  The Company’s PPP loan was repaid in the second quarter of 2021.

Dividend income

	Three Months Ended September 30,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
Dividend income	$739	$2	$737	36850.0%

Dividend income increased by $0.7 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 as a result of higher invested cash balances in marketable securities.

Change in fair value of warrant liabilities

	Three Months Ended September 30,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
Change in fair value of warrant liabilities	$6,975	$-	$6,975	nm

Change in fair value of warrant liabilities resulted in a gain of $7.0 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The warrant liabilities were recorded as part of the Business Combination and therefore did not exist in the prior year.

Other (expense), net

	Three Months Ended September 30,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
Other (expense), net	$(630)	$(3)	$(627)	20900.0%

Other (expense), net increased by $0.6 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily as a result of unrealized losses on cash invested in marketable securities.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Research and development

	Nine Months Ended September 30,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
Research and development	$32,190	$21,174	$11,016	52.0%

Research and development expenses increased by $11.0 million, or 52.0%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to an increase of $9.6 million in personnel costs as a result of increased headcount, including $3.1 million of stock-based compensation expense, as well as other internal and external product development activities.

General and administrative

	Nine Months Ended September 30,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
General and administrative	$34,211	$5,157	$29,054	563.4%

General and administrative expenses increased by $29.1 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to an increase of $16.3 million in personnel costs as a result of increased headcount, including $12.8 million of stock-based compensation expense associated with investments to scale up our administrative and executive functions. In addition to personnel costs, the increase was primarily due to an increase of $8.8 million in consulting, legal and professional fees, including a $3.8 million payment to a third-party service provider in connection with the Closing of the Business Combination and a write off of Other assets – related party of $0.7 million in connection with the termination of the Company’s participation under the Amended and Restated Technology Services Agreement, most recently amended on November 11, 2020, by and among 4Catalyzer Corporation (“4C”), the Company and other participant companies controlled by the Rothberg family, as well as other general and administrative costs incremental to being a publicly traded company.

Sales and marketing

	Nine Months Ended September 30,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
Sales and marketing	$2,717	$825	$1,892	229.3%

Sales and marketing expenses increased by $1.9 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to an increase of $1.2 million in personnel costs as a result of increased headcount, including $0.4 million of stock-based compensation expense, as well as an increase in consulting costs.

Interest expense

	Nine Months Ended September 30,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
Interest expense	$(5)	$(5)	$-	0.0%

Interest expense on the PPP loan remained unchanged for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Dividend income

	Nine Months Ended September 30,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
Dividend income	$741	$95	$646	680.0%

Dividend income increased by $0.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 as a result of higher invested cash balances in marketable securities.

Change in fair value of warrant liabilities

	Nine Months Ended September 30,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
Change in fair value of warrant liabilities	$3,442	$-	$3,442	nm

Change in fair value of warrant liabilities resulted in a gain of $3.4 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The warrant liabilities were recorded as part of the Business Combination and therefore did not exist in the prior year.

Other (expense), net

	Nine Months Ended September 30,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
Other (expense), net	$(627)	$(2)	$(625)	31250.0%

Other (expense), net increased by $0.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily as a result of unrealized losses on cash invested in marketable securities.

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

Adjusted EBITDA

We calculate Adjusted EBITDA as net loss adjusted to exclude interest expense, dividend income, change in fair value of warrant liabilities, other expense, net, stock-based compensation expense, depreciation and amortization, and other non-recurring items. The other non-recurring items include costs related to discretionary transaction bonuses and other costs incurred with the Closing of the Business Combination.

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(18,091)	$(8,557)	$(65,567)	$(27,068)
Interest expense	-	4	5	5
Dividend income	(739)	(2)	(741)	(95)
Change in fair value of warrant liabilities	(6,975)	-	(3,442)	-
Other expense, net	630	3	627	2
Stock-based compensation expense	7,396	493	17,840	1,601
Depreciation	264	222	712	676
Transaction related costs	-	-	7,383	-
Adjusted EBITDA	$(17,515)	$(7,837)	$(43,183)	$(24,879)

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

We expect that the funds raised in connection with the Business Combination will be sufficient to meet our liquidity, capital expenditure, and anticipated working capital requirements and fund our operations for at least the next 12 months. We expect to use the funds raised in connection with the Business Combination to further invest in the research and development of our products, for other operating expenses, business acquisitions and for working capital and general corporate purposes.

As of September 30, 2021, we had cash and cash equivalents and investments in marketable securities totaling $500.2 million. Our future capital requirements may vary from those currently planned and will depend on various factors including the timing of product commercialization.

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

In the future, we may be unable to obtain any required additional financing on terms favorable to us, if at all.  If adequate funds are not available to us on acceptable terms or otherwise, we may be unable to successfully develop or enhance products and services, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business, financial condition, operating results and cash flows.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash (used in) provided by:
Net cash used in operating activities	$(49,751)	$(24,304)
Net cash used in investing activities	(440,456)	(432)
Net cash provided by financing activities	515,400	12,039
Net increase (decrease) in cash and cash equivalents	$25,193	$(12,697)

Net cash used in operating activities

The net cash used in operating activities represents the cash receipts and disbursements related to our activities other than investing and financing activities. We expect cash provided by financing activities will continue to be our primary source of funds to support operating needs and capital expenditures for the foreseeable future.

The net cash used in operating activities of $49.8 million for the nine months ended September 30, 2021 was due primarily to a net loss of $65.6 million and a change in fair value of warrant liabilities of $3.4 million, partially offset by stock-based compensation expense of $17.8 million.

The net cash used in operating activities of $24.3 million for the nine months ended September 30, 2020 was due primarily to a net loss of $27.1 million, partially offset by stock-based compensation expense of $1.6 million.

Net cash used in investing activities

The net cash used in investing activities of $440.5 million in the nine months ended September 30, 2021 was due to purchases of marketable securities of $438.1 million and property and equipment of $2.4 million.

The net cash used in investing activities of $0.4 million in the nine months ended September 30, 2020 was due to purchases of property and equipment.

Net cash provided by financing activities

The net cash provided by financing activities of $515.4 million in the nine months ended September 30, 2021 was primarily from $512.8 million from proceeds from the Business Combination and $4.4 million from proceeds from exercise of stock options, partially offset by a $1.7 million payment of notes payable.

The net cash provided by financing activities of $12.0 million in the nine months ended September 30, 2020 was primarily from $10.3 million from proceeds from issuance of Series E convertible preferred stock and $1.7 million from proceeds from notes payable.

Contractual Obligations

We had no material contractual obligations as of September 30, 2021 except the lease agreement entered into in San Diego, California in June 2021.

As of September 30, 2021, our contractual obligations were as follows:

(in thousands)	Total	<1 year	1-3 years	3-5 years	>5 years
Operating lease	$9,217	$1,087	$2,948	$3,127	$2,055

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Interest rate risk

Our cash and cash equivalents, and marketable securities are comprised primarily of cash and investments in mutual funds. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to (i) the Company’s restatement of its financial statements to reclassify the Company’s warrants as described below and in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 10, 2021 and (ii) the other material weakness described below that we are in the process of remediating, our disclosure controls and procedures were not effective as of September 30, 2021.

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

In connection with Legacy Quantum-Si’s financial statement close process for the years ended December 31, 2020 and 2019, we identified a material weakness in the design and operating effectiveness of our internal control over financial reporting. Legacy Quantum-Si outsourced its accounting and financial reporting to a third-party service provider, and therefore as of and for the years ended December 31, 2020 and 2019, did not have its own finance function or finance or accounting professionals that had the requisite experience or were in a position to appropriately perform the supervision and review of the information received from that third-party service provider.

In addition, as previously disclosed in our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2020, we identified a material weakness in our internal control over financial reporting related to inaccurate accounting for the Public Warrants and Private Warrants issued in connection with our initial public offering. Management identified this error when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued in connection with our initial public offering in September 2020. This control deficiency resulted in the Company having to restate its audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2020 and if not remediated, could result in a material misstatement to future annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

During the three months ended September 30, 2021, we identified a presentation error of the basic and diluted net loss per share calculation including the weighted-average common stock for the three and six months ended June 30, 2021, which was provided by a third-party service provider. This presentation error was due to the material weakness in our ability to appropriately perform the supervision and review of the information received from the third-party service provider as discussed above.

Notwithstanding these material weaknesses, management has concluded that our unaudited financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented therein.

Plan for Remediation of the Material Weakness in Internal Control over Financial Reporting

In response to these material weaknesses, our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. Our management developed a remediation plan, which includes the hiring of additional accounting and finance personnel with technical public company accounting and financial reporting experience who can perform adequate supervision and review of information received from outsourced third-party service providers.  Our plan also includes acquiring enhanced access to accounting literature, research materials and increased communication among our personnel and outsourced third-party professionals with whom we may consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. This is no assurance that these initiatives will ultimately have the intended effects. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded through testing that these controls are effective.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business, results of operations and financial condition are subject to various risks and uncertainties including the risk factors described under the caption “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021, and there have been no material changes to the risk factors described therein or in any of our subsequently filed reports.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2021.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

On November 9, 2021, our Board of Directors approved an adjustment to the bonus opportunity for John Stark, our Chief Executive Officer, such that, with respect to Mr. Stark’s bonus for 2022 performance rather than his bonus for 2021 performance, any bonus determined by the Board of Directors based upon the achievement of corporate and/or individual performance goals as determined by the Board of Directors or Compensation Committee of the Board of Directors will be payable only upon us achieving commercial revenue in excess of $20.0 million, contingent upon Mr. Stark’s employment through the scheduled date of payment of such bonus. Any bonus for 2021 performance will be based upon the achievement of corporate and/or individual performance goals as determined by the Board of Directors or Compensation Committee of the Board of Directors and will be paid in March 2022.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1	Technology and Services Exchange Agreement, dated as of February 17, 2021, by and among Q-SI Operations Inc. (formerly Quantum-Si Incorporated) and the participants named therein	X

10.2	Binders Collaboration Agreement, dated as of September 20, 2021, by and between Quantum-Si Incorporated and Protein Evolution, Inc.	X

10.3+	Form of Restricted Stock Unit Agreement under 2021 Equity Incentive Plan		Form S-8 (Exhibit 99.3)	9/2/2021	333-259271

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

QUANTUM-SI INCORPORATED

Date: November 12, 2021	By:	/s/ John Stark
John Stark
Chief Executive Officer

Date: November 12, 2021	By:	/s/ Claudia Drayton
Claudia Drayton
Chief Financial Officer