Form 10-K
period 2021-12-31
Quantum-Si Inc
filed 2022-03-01
CIK 1816431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Registrant’s telephone number, including area code: (203) 458-7100

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the registrant’s voting and non-voting equity held by non-affiliates of the registrant (without admitting that any person whose securities are not included in such calculation is an affiliate) computed by reference to the price at which the Class A common stock was last sold as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.1 billion.

As of February 23, 2022, the registrant had 118,728,140 shares of Class A common stock outstanding and 19,937,500 shares of Class B common stock outstanding.

QUANTUM-SI INCORPORATED
FORM 10-K
For the fiscal year ended December 31, 2021

In this Annual Report on Form 10-K, the terms “we”, “us”, “our”, the “Company” and “Quantum-Si” mean Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.) and our subsidiaries. On June 10, 2021 (the “Closing Date”), HighCape Capital Acquisition Corp., a Delaware corporation (“HighCape” and after the Business Combination described herein, the “Company”), consummated a business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of February 18, 2021 (the “Business Combination Agreement”), by and among HighCape, Tenet Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Quantum-Si Incorporated, a Delaware corporation (“Legacy Quantum-Si”). Immediately upon the consummation of the Business Combination and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”, and such completion, the “Closing”), Merger Sub merged with and into Legacy Quantum-Si, with Legacy Quantum-Si surviving the Business Combination as a wholly-owned subsidiary of HighCape (the “Merger”). In connection with the Transactions, HighCape changed its name to “Quantum-Si Incorporated” and Legacy Quantum-Si changed its name to “Q-SI Operations Inc.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. The forward-looking statements are based on projections prepared by, and are the responsibility of, the Company’s management. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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

These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described under the caption “Risk Factors” in Item 1A. The risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

SUMMARY OF RISK FACTORS

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

References in the summary below to “we”, “us”, “our” the “Company” and “Quantum-Si” refer to Quantum-Si and its subsidiaries.

•
We are an early-stage life sciences technology company with a history of net losses, which we expect to continue, and we may not be able to generate meaningful revenues or achieve and sustain profitability in the future.

•	We have a limited operating history, which may make it difficult to evaluate the prospects for our future viability and predict our future performance.
•
We may need to raise additional capital to fund commercialization plans for our products, including manufacturing, sales and marketing activities, expand our investments in research, and development and commercialize new products and applications.

•
We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

•	We have not yet commercially launched our products, and we may not be able to successfully commercially launch our products as planned.
•
Because we are a “controlled company” within the meaning of the Nasdaq rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

•
The dual class structure of our common stock has the effect of concentrating voting power with Jonathan M. Rothberg, Ph.D., our Interim Chief Executive Officer and Executive Chairman of the board of directors and Legacy Quantum-Si’s Founder, which will limit an investor’s ability to influence the outcome of important transactions, including a change in control.

•	Even if we commercially launch our products, our success depends on broad scientific and market acceptance, which we may fail to achieve.
•
The size of the markets for our products may be smaller than estimated, and new market opportunities may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our products.

•	The COVID-19 pandemic and efforts to reduce its spread have adversely impacted, and are expected to continue to materially and adversely impact, our business and operations.
•	If we do not sustain or successfully manage our anticipated growth, our business and prospects will be harmed.
•
We are currently undergoing a leadership transition, and we depend on our key personnel and other highly qualified personnel, and if we are unable to recruit, train and retain our personnel in the future, we may not achieve our goals.

•	We expect to be dependent upon revenue generated from the sales of our initial products from the time they are commercialized through the foreseeable future.
•
We rely on a small number of contract manufacturers to manufacture and supply our instruments. If these manufacturers should fail or not perform satisfactorily, our ability to commercialize and supply our instruments would be adversely affected.

•	If we do not successfully develop and deploy our software, our commercialization efforts and therefore business and results of operations could suffer.
•
We have limited experience producing and supplying our products, and we may be unable to consistently manufacture or source our instruments and consumables to the necessary specifications or in quantities necessary to meet demand on a timely basis and at acceptable performance and cost levels.

•	The life sciences technology market is highly competitive. If we fail to compete effectively, our business and results of operations will suffer.
•
If we elect to label and promote any of our products as clinical diagnostics or medical devices, we would be required to obtain prior marketing authorization from the U.S. Food and Drug Administration (“FDA”), which would take significant time and expense and could fail to result in FDA marketing authorization of the device for the intended use or uses we believe are commercially attractive.

•
Our products, if used for the diagnosis of disease, could be subject to government regulation, and the regulatory approval and maintenance process for such products may be expensive, time-consuming, and uncertain both in timing and in outcome.

•
Our research use only (“RUO”) products could become subject to government regulation as medical devices by the FDA and other regulatory agencies even if we do not elect to seek regulatory authorization to market our products for diagnostic purposes, which would adversely impact our ability to market and sell our products and harm our business.

•
If we are unable to obtain and maintain and enforce sufficient intellectual property protection for our products and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired.

•	We may not be able to protect our intellectual property rights throughout the world.

PART I

ITEM 1.	BUSINESS

Overview

Prior to June 10, 2021, we were a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.  On June 10, 2021, we completed the Business Combination pursuant to the Business Combination Agreement dated February 18, 2021 that we entered into with Legacy Quantum-Si.  Upon the completion of the Business Combination, we changed our name to “Quantum-Si Incorporated” and the business of Legacy Quantum-Si became our business.

We are an innovative life sciences company with the mission of transforming single molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell.  We have developed a proprietary universal single molecule detection platform that leverages the semiconductor industry and are applying our technology first to field proteomics to enable Next Generation Protein Sequencing (“NGPS”), the ability to sequence proteins in a massively-parallel fashion (rather than sequentially, one at a time).  Next Generation DNA Sequencing (“NGS”) changed genomics and our ability to study and treat cancer. We believe that the ability to sequence proteins in similar fashion has the potential to unlock significant biological information through improved resolution and unbiased access to the proteome, particularly as it applies to understanding our immune system.  Current proteomic workflows to sequence proteins require days or weeks to complete.  Our platform is designed to offer a rapid workflow including both sample preparation and sequencing.  Our platform is comprised of the Carbon™ automated sample preparation instrument, the Platinum™ NGPS instrument, the Quantum-Si Cloud™ software service, and reagent kits and chips for use with our instruments.  We intend to follow a systematic, phased approach to successfully launch and commercialize our platform for research use only (“RUO”) in 2022, and have initiated our early access limited release to enable key thought leaders early access to our platform in 2021.  We believe we are the first company to successfully enable NGPS, thus digitizing a substantial proteomics opportunity, which allows for a massively parallel solution at the ultimate level of sensitivity — single molecule detection.

There is an immense opportunity to better characterize and understand the full complexity of the proteome through improved understanding of proteoforms (different versions of proteins) and post-translational modifications which impact a protein’s location and function within a cell. In general, the proteome has been relatively unexplored compared to the genome.  Proteins are the functional units of life.  Our DNA is a blueprint for “what could happen,” whereas proteins tell us “what is happening.”  A protein is composed of one or more long chains of amino acids, the sequence of which determines its structure and function within a cell and is partly determined by the DNA sequence of the gene that encodes it.  This versatile class of macromolecule is involved in virtually all cellular processes, including replicating and transcribing DNA as well as activating and inactivating signaling pathways, such as turning on the immune system in response to an infection.  We believe that a broader, unbiased view of the proteome is foundational for accelerating biological insights and has vast utility in a number of end markets, including basic research and discovery, translational research, diagnostics and medical applications.  While genomic research provides valuable information about the role of genes in health and disease, proteins are more prevalent than nucleic acids and more relevant to understanding the nuanced continuum between health and disease.  Our platform has the potential to enable users to study the proteome in an unbiased and scalable way, similar to the manner in which NGS technologies transformed genomics analysis.

We believe that our platform will offer a differentiated end-to-end workflow solution in a rapidly evolving proteomics tools market.  Within our initial focus market of proteomics, our workflow will be designed to provide users a seamless opportunity to gain key insights into the immediate state of biological pathways and cell state.  Our platform aims to address many of the key challenges and bottlenecks of legacy proteomic solutions, such as mass spectrometry (“MS”), which are complicated and often limited by complex manual sample preparation workflows, high instrument costs both in terms of acquisition and ownership and complexity with data analysis, which together prevent broad adoption.  We believe our platform, which is designed to streamline sample preparation, sequencing, and data analysis at a lower instrument cost than legacy proteomic solutions, could allow our platform to have wide utility across the study of the proteome.  For example, our platform could be used for biomarker discovery and disease detection, pathway analysis, immune response, and vaccine development, among other applications.

We believe our platform addresses unmet needs across the massive proteomics market, with an estimated size of $36.0 billion in 2020 according to Allied Market Research.  This market is expected to grow at an approximate 14% CAGR to over $70.0 billion by 2025.  We believe that the current addressable market for the platform we are developing is an estimated $21.0 billion, comprised of three primary user groups:  users of legacy proteomics technologies, such as mass spectrometry (“MS”); users of benchtop NGS DNA sequencers; and users of protein analyzers for analyte testing, such as solutions from Luminex Corporation or Quanterix Corporation.  Many technologies across these segments are decades old with limitations that have prevented widespread adoption of proteomics research.  We believe our products and technologies can provide users across life sciences access to the proteome in a simple, cost effective, unbiased, and scalable manner.

We intend to follow a systematic and phased approach to successfully launch and commercialize our platform for RUO in the second half of 2022.  We have initiated our early access limited release phase to first enable key thought leaders with early access to our platform in 2021.  Our team has decades of cumulative experience in developing, commercializing and scaling tools in the life sciences industry.  Our management team has employed a similar approach at other companies previously to launch other disruptive technologies, including market leading single molecule and next generation DNA sequencing technologies.  We believe this approach will allow us to introduce our platform in a structured manner to demonstrate its use, value and practicality, while working directly with our key potential customers, to help ensure a positive experience.

We were founded in 2013 by Dr. Jonathan Rothberg, a serial entrepreneur who received the Presidential Medal of Technology & Innovation in 2016 for inventing next generation DNA sequencing.  Dr. Rothberg has founded more than 10 healthcare technology companies, including 454 Life Sciences, Ion Torrent and Butterfly Network.  We received net proceeds of $512.8 million from the Closing of the Business Combination to help support our platform development.

We are currently a pre-commercial company, and as such, have not generated any revenue as of December 31, 2021.  We incurred net losses of $95.0 million, $36.6 million and $35.8 million for the fiscal years ended December 31, 2021, 2020 and 2019, respectively.

Industry Background and Key Challenges

In 2003, the first draft of the human genome was completed, igniting a desire for new ways to study genomes at scale.  The creation of NGS transitioned the genomics market from analog to digital.  The ability to sequence DNA in a massively parallel fashion provided an unbiased view of the genome, leading to an expansion of our understanding of biology.  This included, for example, the ability to rapidly identify sources of outbreaks, develop drought resistant crops, and even develop personalized treatments for cancer patients.  Rapidly decreasing costs per data point allowed NGS to become a prominent technology used in genomics research, while spurring other new application markets.  While the genomics market has benefited from exponential growth in technology, proteomics has largely remained dependent on technologies developed decades ago.  We believe that proteomics is positioned to follow a rapid expansion path similar to that of the genomics market.  We believe our low-cost benchtop platform will play a critical role in driving this expansion.  The de-centralization of proteomic research that could be enabled through our platform is in stark comparison to the large genome centers for genomics research that originally slowed nucleic acid growth and discovery.

The accessibility and simplicity of NGS to users helped drive broad adoption in the genomics market.  We believe the prospect of enabling NGPS at a more accessible level is appealing for both existing proteomics users as well as NGS users as a way to augment their research and discovery of biomarkers and further deepen their understanding of biology.

Importance of Proteomics

Central Dogma of Biology

The central dogma of biology describes the flow of information within a cell, first originating with information encoded as DNA; subsequent transcription to RNA; and ultimate translation to proteins.  While our genomes contain approximately 20,000 genes, current estimates are that these genes ultimately code for more than 1,000,000 different protein variants called proteoforms.  Thus, the majority of diversity that exists in our cells comes from proteins.  Proteins are organic compounds made up of amino acids.  Aside from water, proteins make up the majority of the molecules in our bodies.  They are found throughout the body, including cells, blood, urine, spinal fluid, feces, amniotic fluids, saliva and pleural fluid.  Proteins play a central role in the body’s biological processes, from the immune system response and signalizing pathways to transporting oxygen molecules and providing our cells with structure.  Proteins or a group of interacting proteins are responsible for virtually every biological function within a living organism.  Unlike the genome, the proteome is in constant flux depending on the state of the cell.  However, even with the knowledge of the proteome’s influence, the proteome remains largely unexplored relative to the genome.  Over the past decades, genomics has ushered in a greater understanding of human biology and disease through the decoding of the human genome, providing a greater understanding of the genes that lay out the instructions for the function, development and reproduction of organisms.  While genomics has allowed the interrogation of genetic variation, protein variants hold information yet to be explored or connected to the network of genomic knowledge to better understand cellular function and disease.  The protein’s elaborate structure, complicated composition, and vast number of variants, provide a dynamic look into the functions they provide.  For example, proteins function as antibodies that bind to specific particles like viruses to protect the body; they act as enzymes to carry out chemical reactions in cells; they act as messengers like hormones to transmit signals; they exist as structural components; and form the basis for storage to carry additional molecules throughout the body.

Beyond genetic predisposition, proteomic discovery provides insight into what is immediately happening biologically.  This insight may be based on both genetic as well as environmental factors that influence protein structure and function.  Proteins, while they are complex structures, given their dynamic nature are an excellent indicator that we believe can be used to track therapeutic response, disease progression and person’s overall health.  In a sense, DNA tells us “what could happen,” and proteins tell us “what is happening.”

Proteomics tools have been broadly used across a wide range of applications, including:

•	Personalized medicine: tailoring of disease treatment based on genomic data and real-time proteomic data;

•	Biomarker discovery: identification of protein markers for disease identification;

•	Drug discovery and development: identification of potential drug candidates and aid in the development of the drug;

•	Systems biology: system-wide investigations of disease pathways to identify biomarkers, drug action, toxicity, efficacy and resistance;

•	Industry / agriculture: bioproduction and study of plant-pathogen interaction (e.g. crop engineering for drought resistance); and

•	Food science: identification of allergies, understanding an improvement of nutritional values and food quality and safety control.

Legacy Proteomic Technologies

There is a much higher diversity and level of complexity related to proteins than genes.  Depending on the combination of genes, specific proteins are built to perform specialized functions in the body.  A single gene can encode for multiple proteoforms depending on the role the protein will ultimately play in the cell.  Protein synthesis happens in two stages.  First is transcription, where DNA is converted into messenger RNA.  Second is translation, where a cell’s ribosomes read the RNA instructions to assemble the protein.  An increase in the complexity of the proteome is facilitated by post translational modifications (PTMs) where pieces of the protein are modified to either activate or inactivate the protein as part of a signaling pathway to localize the protein to a certain cellular compartment.  Legacy proteomic techniques can be grouped into various lower-plex and higher-plex methods to better analyze complex proteins:

•
Lower-plex methods.  Lower-plex proteomic analysis methods include immunoassay, Gel, and chromatography based methods.  Immunoassay based methods rely on the availability of antibodies targeting specific proteins or epitopes as a way to identify and quantify protein expression levels.  Changes or modifications to the protein may prevent the antibody from binding, resulting in missed identification.  Gel based methods like Western blots were the first proteomic technique developed.  They utilize an electric current to separate proteins in a gel based on their size and charge, prior to further analysis by a mass spectrometer (MS) instrument.  Chromatography based methods use ion-exchange chromatography to separate and purify proteins from complex biological mixtures.  The purified proteins can then be analyzed using a mass spectrometer.

•
Higher-plex methods.  Higher-plex proteomic analysis methods include protein microarrays and mass spectrometry instruments.  Existing high-plex proteomic technologies, however, often have tradeoffs between sensitivity and dynamic range — current technologies that are able to analyze the proteome at higher plex, often do so with lower sensitivity and resolution.  Protein microarrays apply small amounts of sample to a “glass chip” where specific antibodies are used to capture target proteins to measure the expression levels and binding affinities of proteins.  The most common way researchers currently analyze proteins is through the use of mass spectrometry.  Mass spectrometry is a method for the mass determination and characterization of proteins, and its direct applications include protein identification and post-translational modifications, elucidation of protein complexes, their subunits and functional interactions, as well as global measurement of proteins in proteomics.  Some newer technologies have addressed certain limitations of these methods, yet still require separate peptide drying or are reliant on existing mass spectrometry instruments.  With an estimated 16,000 mass spectrometry instruments installed worldwide specifically for proteomics analysis, we believe the cost of $250,000 to $1,000,000 or more per new instrument, according to research by DeciBio, LLC, limits access to proteomics research and we believe currently limits the size and growth of the overall proteomics industry.

Limitations of Legacy Proteomic Techniques

•
Limitations of biased approaches.  Unlike with nucleic acids, there is no ability to amplify individual proteins for analysis.  Without an amplification method, typical workflows rely on analyte-specific reagents (ASRs) for protein detection.  ASRs comprise a variety of molecules, such as antibodies or aptamers, that bind to specific regions, rather than individual amino acids, and therefore may not detect the presence of a known protein variants.  For instance, the average binding site of an ASR is an epitope with a length of five (5) to eight (8) amino acids, whereas the average length of a human protein is approximately 470 amino acids.  While ASRs are prevalent and readily available, inherent limitations in how these molecules interact with proteins for various detection platforms limit their use for resolving protein sequences at single amino acid resolution.

•
Mass spectrometry tools have a high cost of purchase and ownership.  For more than a decade, mass spectrometry has been the dominant tool for an unbiased approach to protein analysis.  Shotgun proteomics, or studying pieces of proteins that have been broken apart, typically utilizes mass spectrometry and mass spectrometry workflows, allowing for the interrogation of individual peptides and protein sequences.  However, these techniques are generally complex, lengthy, expensive, laborious and require extensive data analysis.  Taken together, these factors limit the scalability of this approach and broad adoption of the technology in the market.  Comparatively, targeted or biased methods are scalable but only enable interrogation of a small number of targeted proteins per sample.  Biased approaches lack the breadth and depth necessary to catalog new protein variants.  Users are therefore forced to choose between breadth with mass spectrometry or scalability with other biased technologies, or limited alternatives that can address both needs.

•
Low levels of resolution and sensitivity.  We believe successful technologies for use in broad proteomic and clinical testing generally require high levels of specificity and sensitivity as well as the ability to scale to reliably meet volume demand.  Current sensitivity and dynamic range restrictions make legacy technologies, such as mass spectrometry, difficult to use with liquid samples and restrict the ability to analyze at single molecule resolution.

•
There is no method that allows for massively parallel proteomic sequencing.  The ability to perform massively parallel sampling in genomics has helped transform unbiased genomic analysis.  Prior to NGS, large scale genomic analysis was limited, as it required expensive instruments and intensive labor for sample preparation and data analysis.  The introduction of NGS enabled massively parallel sampling of small fragments of DNA, enabling sequencing of tens of billions of DNA fragments per sample.  By allowing the technology to scale analysis while also reducing costs, NGS enabled numerous end-market opportunities, including routine cancer panel testing, clinical exomes and other DNA-based assays.  Proteomics is currently facing similar limitations, with no existing technology that enables massively parallel sampling of proteins.

•
There is no end-to-end platform to enable a true sample to answer assay.  While there have been some improvements to proteomic technologies, there remain numerous key limitations in typical proteomic analysis.  Experiments often require input and oversight from highly trained mass spectrometry technicians, which often requires specialty training for both mass spectrometry instrument operation and data analysis.  Further, these workflows can be tedious and require extensive hands-on-time to perform, inherently limiting sample throughput.

•
Costly and complex data analysis.  We believe the critical unmet needs remaining in proteomic analysis relate to cost, accessibility and simplicity.  Given the complex and dynamic aspects of proteins, proteomic analysis can generate vast amounts of data that can be difficult to analyze to arrive at a biologically relevant answer.  Currently, the complexity of the analysis is also costly, due to the data processing and analysis infrastructure that is often required.

Our Market Opportunity

The proteomic market is dynamic and includes legacy solutions and new entrants all aiming to become market leaders.  Within genomics, a limited number of applications account for the majority of the total market.  Conversely, the proteomics market is less concentrated, with no single technology dominating the majority of the market.

Proteomics is an emerging research area and highly fragmented with numerous technologies that address a variety of points along a typical protein analysis workflow, such as sample preparation, analysis, target number, dynamic range and sample throughput.  There are limited commercial product options available that have the power to address the entire workflow from sample to answer.  We believe that our platform will enable an end-to-end workflow solution, driven in part by our proprietary chip, to enable universal single molecule detection that can run numerous applications.  Moreover, aspects of our platform are designed to operate with workflows of third party systems.  For example, our Carbon sample preparation instrument is designed to be used with various affinity reagents to prepare digest peptides, which could then be analyzed either with our Platinum instrument or with legacy mass spectrometry instruments.  The figure below illustrates the end-to-end workflow solution we aim to provide as compared to select companies that offer point solutions within an overall proteomic analysis workflow.

Proteomics Landscape

Our platform is designed to address unmet needs across the massive proteomics market, with an estimated size of $36.0 billion in 2020 according to Allied Market Research.  This market is expected to grow to $70.0 billion by 2025, which represents an approximate 14% CAGR over the time period.  We believe that the current addressable market for the platform we are developing is an estimated $21.0 billion, comprised of three primary user groups:  users of legacy proteomics technologies, such as mass spectrometry; users of benchtop NGS DNA sequencers; and users of protein analyzers for analyte testing, such as solutions from Luminex Corporation or Quanterix Corporation.  While the majority of this market leverages RUO technology, we expect some customers may prefer a system that has undergone full FDA approval for clinical use.  Our protein sequencing platform is currently intended for RUO applications, and any potential future use of our products for clinical use would require regulatory authorization.  Many technologies across these segments are decades old with limitations that have prevented broad spread adoption of proteomics research.  We believe our products and technologies have the potential to provide users across life sciences research market access to the proteome in a simple, cost effective, unbiased, and scalable manner.

Today, legacy proteomics users generally rely on mass spectrometry for high throughput protein characterization.  Typical mass spectrometry workflows are disaggregated, expensive, and require significant training to perform, which ultimately limits access to specialty facilities or core mass spectrometry labs.  A primary mission of our technology platform is to provide broad access to proteomics tools across academic research labs, core labs, and biopharma R&D labs.  Our expected price point, simplicity of workflow and end-to-end solution are designed to attract users who seek to replace a legacy technology or are entering the proteomics market as new customers.  Some of our potential customers may have an existing mass spectrometry system but may choose our products to supplement their system.  Some users may wish to add proteomics analysis capacity, particularly for low throughput needs.  We believe these customers value the speed, data driven analytical insights, affordability, and simplicity we expect our platform to provide to them.  Additionally, we believe our platform will appeal to traditional customers of large mass spectrometry cores.  Rather than wait potentially weeks for core labs to analyze samples, our platform aims to provide an affordable and accessible alternative local option to address low-plex needs.

Additionally, we believe that our proteomics platform may appeal to existing users of DNA sequencing technologies to directly augment their research and discovery of biomarkers and further deepen their understanding of biology.  We believe our benchtop proteomics instruments will allow genomics users the ability to pursue multi-omic approaches to tackle basic and applied research questions.  Our first products are designed for throughput, speed and scale typically expected by customers of other benchtop DNA sequencers.

Further, we expect users within the analyte testing segment to adopt our technologies for a variety of clinical research and translational applications.  The analyte testing market comprises multiple technologies ranging from basic ELISA tests for interrogating a small number of targets to more complex, high throughput protein analyzers.  Successful technologies for use in broad clinical testing generally require specificity and sensitivity as well as the ability to scale to reliably meet volume demand.  Developed to be a true single molecule detection platform, our products are designed to achieve the highest level of resolution for sensitivity by sequencing information at the individual amino acid level, and therefore the specificity to meet fidelity requirements of clinical testing, if our products are ultimately authorized for such use.  In addition, because our technology utilizes semiconductor chip technology and is positioned to make use of the supply chain and fabrication of the semiconductor industry, our platform has the potential to scale to meet demand ultimately on a global scale.  Accordingly, we believe our technology will be attractive to users in the analyte testing market looking to meet not only demands of today, but a platform that can scale to meet demands in the future.

The Estimated $21B Addressable Market for Our Products in Development

Collectively, the legacy instrument base that is currently used across our proteomic target markets has an install base of over 53,000 instruments.  We aim to address the needs of users across all three segments by providing users with performance, accessibility and greater insight into human biology.

Our Products

We have designed and developed a hardware and software solution to provide a full end-to-end solution.

Collectively, we believe our products provide a comprehensive and flexible platform.  Each piece of our platform is designed to address specific bottlenecks in common proteomic workflows, which we believe will appeal to a broad audience of end users.  We believe that our universal unbiased single molecule detection platform will enable a proteomics solution at an affordable cost, and provide users the opportunity to perform proteomics studies at scale.  Our end-to-end launch product consists of Carbon™, Platinum™, Quantum-Si Cloud™ and consumables.  We believe we are the first company to successfully enable NGPS, thus digitizing a substantial proteomics opportunity, for a scalable and massively parallel solution at the ultimate level of sensitivity — single molecule.

Our Launch Platform Consists of Carbon, Platinum, and Quantum-Si Cloud™

Carbon — Sample Prep Instrument

Carbon System (left), Disposable Protein Preparation Cartridge (middle) and Disposable DNA Preparation Cartridge (right)

The Carbon instrument is a universal automated sample preparation instrument that is designed for use in both protein and DNA applications.  Carbon is designed to help automate the workflow by addressing a process that is traditionally complicated and manual.  Carbon is designed to enable a wide range of applications through a simple single-use cartridge that contains both reagent and sample.  Specific features include the ability to:

•	Transport and meter out small volumes of reagents/samples between reservoirs;

•	Perform chemical or enzymatic incubations with or without temperature control;

•	Purify target analyte; and

•	Automate sample prep through to library creation.

For protein sequencing, Carbon is designed to automate the processes of protein digestion, capping, conjugation and clean-up with walk-away operation.  Through a different disposable cartridge, Carbon could automate the library creation for DNA sequencing starting from raw samples like whole blood and cell culture.  For DNA libraries, Carbon is designed to automate the processes of DNA extraction, fragmentation, size selection, repair, and clean-up.  Carbon could also be used to create libraries that are compatible with existing third-party short and long read DNA sequencing platforms.

Platinum — Single Molecule Detection Instrument

Platinum Instrument and Time-Domain Sequencing™ Chip

Our flagship sequencing instrument, Platinum, is designed to make the power of single-molecule detection and NGPS broadly accessible.  While traditional instruments like mass spectrometers may cost anywhere from $250,000 to over $1,000,000 per new instrument, our Platinum and Carbon devices are expected to retail for approximately $70,000 and $20,000, respectively.  Together with Carbon, Platinum is designed to provide a streamlined rapid workflow compared to legacy mass spec workflows.  Platinum uses our proprietary semiconductor chip that leverages Time-Domain Sequencing™ with an initial focus on NGPS for an unbiased view of the proteome.  We believe the digital nature of the sequencing readout could enable users to answer three key questions:

•
What protein is present?  Amino acid resolution can provide insight into more than just whether a protein is present or absent.  The sequence information could also indicate what version of the protein is present and how it has been changed from the normal version.

•	How much of the protein is present? A digital quantification provides precise protein abundance, not an analog theoretical abundance based on a colorimetric or mass abundance readout.

•
How has the protein been modified?  Single-molecule sensitivity could show how the protein has been post-translationally modified thus providing greater insights to its role in the context of biological processes within the cell.

Our semiconductor chip is the core of our technology.  By leveraging developments in the semiconductor industry, we are developing our scalable single-molecule next generation protein sequencer.  Similar to the camera in a mobile phone, our chip is produced in standard semiconductor foundries and has been designed to provide insight into biology.  The power of our approach is that rather than analyzing proteins one at a time, our chip is designed to enable parallel sequencing across millions of independent chambers, and the number of parallel sequencing reactions to scale rapidly.  Each independent sequencing reaction takes place at the ultimate level of sensitivity and specificity, single molecules, which is critical to protein detection because unlike DNA, there is no way to amplify protein, preventing existing amplification-based technologies to enable protein sequencing.

A Wafer of Quantum-Si Time-Domain™ Sequencing Chip (left) and Individual Chip Mounted to a Printed Circuit Board (right)

Our team has considerable experience in the fabrication processes for semiconductor chips, which is a complex process, and has successfully used chips to advance NGS previously at other companies.  We have developed and optimized processes with the third-party foundry that supplies our chips, which allows us to make integrated chips using standard foundry processes with sufficient performance for commercial launch and scale to meet anticipated customer demand.  We believe that our proprietary chip is a core component in our ability to scale.  Ultimately, we will need to utilize larger and more powerful chips capable of processing more complex biological samples.

In November 2021, we acquired Majelac Technologies LLC (“Majelac”), a semiconductor packaging company based in Garnet Valley, Pennsylvania. The acquisition brought our semiconductor chip assembly and packaging capabilities in-house in order to secure our supply chain and support scaling commercialization efforts.

Consumables for Use in Carbon and Platinum

In addition, following the future commercial launch of our instruments, we expect to begin to derive recurring revenue from the sale of consumables.  These consumables will be required for users to run samples through the Carbon and Platinum instruments.  Consumables consist of our reagent kits and chips and are designed for use only with our instruments.

Quantum-Si Cloud™ — Faster, Simpler, Data Analysis

Quantum-Si Cloud™

Our platform is designed to integrate a cloud-based solution into the instrument to stream data in real-time to the cloud where analytical workflows can then interpret the data.  For example, while we expect that primary analysis will occur on the Platinum instrument itself, our cloud-based solution is designed to map peptide sequences to proteins and facilitate the required counting for protein identification and quantitation in parallel in the cloud.

We are also developing our cloud-based solution to include the following features:

•	User management for secured data access;

•	Light-weight library information management system for data management;

•	Multi-tenancy to enable data sharing and collaborations; and

•	Application store to power a new generation of applications.

In addition, our application store is designed to enable software engineers and bioinformaticians to quickly expand the functionality of analysis capabilities.  By uploading a workflow to our cloud, we expect developers will be able to run their custom workflows on data in our cloud and then be able to share those workflows with other users to leverage in their own research.

We believe we have designed our cloud solution to address the key needs of researchers today, including to address potential bottlenecks that we believe might otherwise limit customer satisfaction and routine use of our instruments, while providing the data governance and security required for clinical use in the future.

Time-Domain Sequencing™ and Next Generation Protein Sequencing (NGPS)

Many existing DNA sequencing technologies rely on the detection of color, or wavelength, to differentiate different nucleotides.  For example, an adenine (A) may be labeled by a dye that when excited emits a green color while a thymine (T) could be labeled by a dye that when excited emits a red color.  With DNA sequencing, there are only four different nucleotides so leveraging color in combination with intensity provides sufficient coverage of the four nucleotides found in DNA.  However, with proteins, because there are 20 amino acids, technologies that use color are not able to scale to that number of characters.  Our proprietary chip is designed to use time, instead of color, to detect amino acids, and we combine time with intensity and single-molecule kinetics to capture three dimensions of data.  We expect that three dimensions of data will ultimately enable us to cover all 20 amino acids.

The core of our proprietary detection method, which we refer to as Time-Domain Sequencing™, is based on the fluorescence lifetime of dyes.  Fluorescence lifetime is a measure of the time a fluorophore dye spends in the excited state before returning to the ground state by emitting a photon of light.  Different dyes emit photons of light at different rates that follow a known distribution.

Example Photon Emission Distribution of a Dye After Excitation

Our Platinum instrument includes a proprietary mode-locked laser, which provides the excitation light pulse, and our semiconductor chip allows us to reject the laser light and then rapidly collect, bin and measure the arrival time of emitted photons of a fluorescently labeled molecule.  By binning and measuring the arrival times of photons we can then calculate the fluorescence lifetime, which can be used as a surrogate for the wavelength/color measurements that are used in DNA sequencing.  By using time instead of color to analyze proteins, we can leverage semiconductors’ ability to measure time.

For NGPS, we fluorescently label recognizer molecules, which are designed to bind to the terminal end of a peptide (piece of a protein) that has been immobilized to the bottom of the reaction chamber.  A single recognizer is capable of uniquely identifying more than one amino acid.  By leveraging the fluorescent lifetime and intensity of the dye, our technology is designed to accurately determine the recognizer.  By measuring the on and off rate (kinetic information) of a recognizer as it interacts with the terminal amino acid tens to hundreds of times, we believe our technology can accurately identify the amino acid.

After removing the terminal amino acid, the recognition process repeats until the full peptide chain is sequenced.  While traditional single-molecule platforms rely on single measurement for the detection of an event, the advantage of our approach is that our technology can actually obtain tens to hundreds of data points for each amino acid.  Cumulatively, we expect the multiple measurements to deliver high amino acid call accuracy.

Overview of the Protein Sequencing Process
Our Competitive Strengths

We believe that our competitive strengths include the following:

•
Addressing a large and growing proteomics market poised for technological disruption.  We aim to transform single molecule protein analysis and to democratize proteomic analysis by directly enabling users to unlock significant and unbiased biological insights through improved resolution and access to the proteome.  We are developing products to serve customers within the broader proteomics market, which was estimated to be $36.0 billion in 2020 according to Allied Market Research and is expected to grow to over $70.0 billion by 2025, which represents an approximate 14% CAGR.  We believe that the current addressable market for the products we are developing is $21.0 billion and comprises users across three core groups — users of legacy proteomics technologies, users of benchtop DNA sequencing technologies, and users of other protein analyzers.  Some of these technologies have existed for decades, yet have not provided users unbiased access to the proteome in a simple, cost effective, and scalable manner, which we believe our platform will provide.  We believe that our platform has the potential to enable users to study the proteome similar to the manner in which NGS technologies have transformed the study of the genome.

•
Differentiated single molecule detection providing the ultimate level of protein sensitivity and specificity.  Our platform is based on our proprietary semiconductor chip designed to enable measurements at the ultimate level of sensitivity and specificity, single molecules.  By enabling true single molecule detection, we are not reliant on ensemble measurements, which can often vary from sample to sample and even run to run.

•
Amino acid resolution and Post-Translational Modification (PTM) detection.  Moving beyond simple confirmatory information provided by affinity-based platforms, our platform delivers amino acid resolution shifting the output from analog to digital. The ability to also identify PTMs could provide novel insights into how pathways are turned on/off during in the context of disease and ultimately improve our understanding of the estimated 1 million + proteoforms.

•
Real-time data processing and open cloud platform provides fast, simple data analysis.  During sequencing our Platinum instrument is designed to stream data to the cloud in real-time, which could allow for real-time analysis to enable faster time to results.  In addition, we have developed our cloud-based platform to provide key tools needed to streamline use of the platform such as secure access, data management, and an open platform where developers can create new analytical workflows to run in our cloud and share them easily with other users.

•
Innovative proprietary end-to-end proteomic platform offering differentiated full suite of protein sequencing solutions.  We believe that our platform will enable full end-to-end proteomics workflow solution spanning sample preparation through protein sequencing and analysis, allowing our customers a seamless opportunity to perform proteomic studies at scale.  We also believe that we are the first company to successfully enable NGPS on a semiconductor chip, thus digitizing a substantial proteomics opportunity.  We believe the digital nature of our readout provides an accurate and repeatable quantification of proteins in the sample and could scale to enable billions of data points working at the ultimate level of sensitivity — single molecule resolution.

•
Platform to enable democratized access to proteomics tools.  Our platform is designed to provide an easy-to-use workflow with the potential to enable users the ability to better characterize and understand the full complexity of the proteome in an unbiased fashion.  Current workflows are typically disaggregated, expensive, require significant training to operate, and are often performed in a separate specialty laboratory.  We aim for our technology platform to be broadly available across pharmaceutical and academic research centers, basic research labs, and other healthcare centers and clinical laboratories (for RUO until appropriate regulatory authorization is secured to allow clinical or diagnostic uses) at a price point that is a significant discount to most legacy technologies.  The reduction in both cost and complexity could allow for rapid adoption, whether a user is replacing a legacy technology or buying a new instrument.  In addition to appealing to users of existing proteomics tools, we believe that our proteomics platform will appeal to users of DNA sequencing technologies who seek to augment their research and discovery of biomarkers and further deepen their understanding of biology.

•
Business model that leverages growing install base of instruments.  We have initiated our early access limited release phase to first enable key thought leaders with early access to our platform in 2021 and we seek to broadly commercialize our platform, for RUO, in the second half of 2022.  After our full commercial launch, we will aim to grow our install base, optimize workflows, and expand our applications, which we expect will then generate revenues from our consumables.  Our goal is that the integration of our instruments into our users’ projects will provide ongoing sales of consumables, resulting in a growing recurring revenue stream.

•
Robust patent protection.  We have a strong intellectual property strategy in which we have 140 issued patents and 593 pending applications as of December 31, 2021.  Many from our management team worked directly with our Founder, Dr. Jonathan Rothberg, as he revolutionized the creation of next generation DNA sequencing while founding Ion Torrent, which was acquired by Life Technologies in 2010.  Our team has similarly devoted its efforts to revolutionizing unbiased proteomic analysis using a similar scientific and technical validation approach since our founding in 2013.

•
Visionary founder backed by strong executive leadership team that has developed and commercialized multiple sequencing technologies and experienced financial partners with deep experience in healthcare.  Our Founder, Interim Chief Executive Officer and Executive Chairman, Dr. Jonathan Rothberg, has dedicated his career to developing breakthrough technologies to revolutionize healthcare.  He has founded more than 10 healthcare technology companies and has received numerous awards, including the Presidential Medal of Technology & Innovation in 2016.  Dr. Rothberg previously founded 454 Life Sciences, a high throughput DNA sequencing platform which was later sold to Roche, as well as founded Ion Torrent, a next generation sequencing platform which was later sold to Life Technologies.  He is supported by a world-class management team, including our executive officers and other senior management, with decades of cumulative experience in the healthcare and life sciences end-markets.  Many members of the team worked directly with Dr. Rothberg to successfully commercialize previous DNA sequencing technologies.  We believe this leadership team positions us as a potentially disruptive force in creating a new market of next generation protein sequencing.

Our Strategies

Our strategies include the following:

•
Systematic and phased approach to broad commercialization and adoption, directed at potential customers we extensively know.  We intend to follow a systematic and phased approach to successfully launch and commercialize our platform, for RUO, in the second half of 2022.  This strategy included partnering with key thought leaders to obtain initial evidence and feedback in 2021 under an early access program.  Members of our team have previously utilized this approach to successfully launch other disruptive sequencing technologies, including the roll out of Ion Torrent’s next generation DNA sequencing technology.  We believe this approach will allow us to introduce our platform in a structured manner to demonstrate its use and practicality, while working directly with our key potential customers and industry thought leaders to help ensure a positive experience.  Our core leadership team has decades of cumulative experience working directly in the life sciences industry with many of the companies and research centers that have the potential to become key customers and that we will seek to build into our prospective customer pipeline.

•
Rapidly build our commercial infrastructure to help ensure successful initial commercial launch in the U.S.  We expect to rapidly build out our commercial and operational infrastructure to sell and support our platform as we launch and commercialize our technology.  We also have manufacturing partnerships that we believe will allow us to rapidly expand our capacity, with the ability to create new manufacturing lines to meet potential customer demand.  In November 2021, we acquired Majelac, a semiconductor packaging company based in Garnet Valley, Pennsylvania. The acquisition brings our semiconductor chip assembly and packaging capabilities in-house in order to secure our supply chain and support scaling commercialization efforts.

•
Invest in market development activities to increase awareness of the importance of the proteome and the strengths of our platform.  We believe our platform has the capability to enable users to generate significant amounts of proteomic information at speed, scale, and simplicity through a solution that is not available today.  We believe the utility of our platform will span basic and discovery applications and translational research in which there is a strong market need for proteomic analysis for novel discoveries and better insights into the complexity of disease.  We plan to invest in market development activities and partnerships to increase awareness of the importance and utility of proteomics to expand and accelerate demand for our products.

•
Continued technical innovation to drive product enhancements, new products, and additional applications.  Our leadership team has deep expertise in scientific and technological development and commercialization.  After we commercialize our initial products, we aim to continually innovate and develop new products, product enhancements, applications, workflows, and other tools to enable our customers to generate unbiased proteomic information at scale on a benchtop platform.

•
Accessibility and Enablement:  Enable broad adoption of protein sequencing.  Our mission is to democratize single molecule proteomic analysis by providing a full workflow of solutions at an affordable cost.  We believe that our platform will directly address many of the key bottlenecks that exist within legacy proteomic technologies, namely low sensitivity, lack of dynamic range, complex workflow, complex analysis, and high cost.  We believe our platform offers the potential for a more practical, affordable, and intuitive end-to-end workflow solution relative to many legacy proteomic technologies.  We have specifically developed our platform to be adopted and integrated into any existing lab.  We believe that our platform will have wide utility across the study of proteins, including basic and discovery research and, subject to regulatory authorization, clinical diagnostics, and potentially industrial applications like bioproduction.  Our ability to develop our platform such that it will be offered at a significant discount to many legacy instruments and other proteomic technologies, may allow proteomic analysis to reach new markets and new users, potentially enabling and accelerating innovative discoveries.

•
Continue to strengthen our intellectual property portfolio for existing and new technologies.  We have a broad and deep patent protection strategy, which includes 140 issued patents and over 593 pending applications as of December 31, 2021.  Protection of our intellectual property is a strategic priority for the business.  We have taken, and will continue to take, steps to protect our current and future intellectual property and proprietary technology.  We believe our broad patent portfolio and continued rigorous patent protection strategy will help to allow us to focus on our key priorities of commercializing our platform, continuing to innovate with new technologies, and preventing fast-followers.

•
Foster extraordinary talent inspired and unified by our mission.  With decades of cumulative experience in the healthcare and life sciences markets among our executive officers and other senior management, our world-class management team is unified by our mission to democratize single molecule proteomic analysis by making protein sequencing accessible globally.  We seek to execute at scale the vision of our Founder, Interim Chief Executive Officer and Executive Chairman, Dr. Jonathan Rothberg.  He has dedicated his career to enabling breakthrough technologies to revolutionize healthcare, including a novel genome sequencing method brought to market through his company 454 Life Sciences and has founded more than 10 companies.  Dr. Rothberg is supported by a leadership team with many years of sequencing, technology, and healthcare experience at other leading companies, including Affymetrix, Becton Dickinson, Illumina, Ion Torrent, Life Technologies, Pacific Biosciences, and Thermo Fisher Scientific, among others.  We plan to continue to add talented and experienced members to our team and maintain our commitment to our mission of democratizing proteomic analysis by making protein sequencing accessible globally.

Commercial Strategy and Launch Plan

Our proprietary platform has been specifically designed to provide full, rapid insight into the proteome at various scales.  Our end-to-end workflow solution, at launch, will comprise our instruments, consumables, and software and has been designed at a price point relative to legacy technologies to promote easy adoption, while simplifying and automating the single molecule proteomics workflow.  Our commercial strategy is designed to place our instruments initially with a wide variety of customer types, and ultimately to improve our products by increasing throughput and developing additional applications to expand our users and increase the utilization by our installed base.  We are focused on launching Platinum instrument commercially, for RUO, in the second half of 2022. In preparation for our commercial launch, we partnered with key thought leaders in 2021 in our recently initiated “early access” launch.   We expect to start our Carbon early access program in 2022 as well. As our instruments are placed with research customers and we build the install base, we expect to derive recurring revenue from the sale of consumables.

As we prepare to commercialize our platform, we plan to rapidly build out our commercial operations infrastructure necessary to sell and support our platform, and to expand our commercial organization post-launch.  We expect to focus our direct sales and marketing efforts primarily on principal investigators, directors, and other core personnel at academic research and biopharma labs that are critical to their organization’s buying decisions.  In addition, we have manufacturing partnerships that we believe will allow us to rapidly expand our capacity, with the ability to create new manufacturing lines to meet potential customer demand.  We may grow into other geographies through a combination of our own direct sales force as well as the use of third party channel partners.

We intend to follow a systematic phased approach to successfully launch and commercialize our platform in the second half of 2022.  Members of our team have previously successfully utilized this approach to launch other disruptive single molecule and sequencing technologies at other companies.  We believe this approach will allow us to introduce our platform in a structured manner to demonstrate its use and practicality, while working directly with key potential customers to help ensure a positive experience.  Our core leadership team has decades of experience working directly in the life sciences industry with many of the companies and research centers that have the potential to become key customers and we expect to build into our prospective customer pipeline.

Our commercial launch plan is comprised of the following phases:

1.          Early Access Phase:  We recently began and expect to continue placing systems with key thought leaders within the life sciences research market in 2021 and 2022.  During our early access phase in 2021 and continuing in 2022, we plan to focus on establishing brand recognition and an understanding of the value of next generation protein sequencing amongst key thought leaders in both academia and the pharmaceutical industry.  We targeted at least 10 key thought leaders at established research centers in the United States and Europe to obtain technical feedback to enhance our overall commercialization strategy.  We expect to provide these key thought leaders with our full end-to-end proteomics solution, including the Carbon, Platinum, and Quantum-Si Cloud in a demo-to-buy model.  We plan to work with these key thought leaders potentially to establish early models of impactful research and discovery to highlight the unique proteomics capabilities and value proposition of our products, while providing us critical insight into our overall commercialization strategy.

2.          Initial Launch:  We expect the initial commercial launch of our platform in 2022 as we end our planned early access phase with key thought leaders.  In our initial launch, we plan to target established research centers and pharmaceutical companies in the United States and Europe.  During our initial launch phase, we plan to focus on driving our technology into high-throughput environments, such as expansion for use into biopharma labs.  Our platform is currently intended for RUO applications, and it will continue to be marketed as RUO until regulatory authorizations allowing for clinical or diagnostic uses are obtained.  We expect to target customers that will directly benefit from the value of our platform across a number of applications, including basic and discovery research and translational research.  We anticipate these customers may already have existing proteomic capabilities through legacy instruments such as a mass spectrometry, and so will understand the importance of single molecule, unbiased proteomic analysis.  During this phase, we expect to continue to strengthen our commercial organization and broaden our commercial footprint to support an increasing number of customers.

3.          Product Updates:  As we continue commercialization in 2022 and beyond, we expect to focus on building our installed base and expanding global access to our platform.  We expect to make product enhancements to our initial platform and to make them available to our new and then existing customers.  Potential improvements could include an increase in the capacity of our semiconductor chips or chemistry enhancements to our instruments, which may improve accuracy, coverage, and speed.

4.          Portfolio Expansion:  Ultimately, we plan to advance and develop new products and key applications designed to “scale up” our Platinum instrument to provide higher throughput and enable greater levels of data output and broader coverage of the proteome.  We also plan to “scale down” by eventually launching our Atto instrument, which will be a low cost, low throughput instrument, potentially creating a pathway to point of care testing.  We may also seek regulatory authorization for clinical or diagnostic use of our products.

Commercial Launch Roadmap

Product Roadmap

Our product roadmap is designed to position us as a potential leader in the proteomic analysis market.  We believe that the current addressable market for the platform we are developing to be approximately $21.0 billion.  We intend to follow a systematic, phased approach to successfully launch and commercialize our platform, for RUO, in the second half of 2022, and have enabled key thought leaders early access to our platform in 2021.  We believe we are the first company to successfully enable NGPS on a semiconductor chip.  Following our expected commercial launch, we plan to continue to improve our platform through product improvements and to eventually offer lower-throughput instruments at a lower price point.

Following our expected commercial launch in the second half of 2022, we expect to focus on building our install base and expanding global access to our platform.  We expect to make product enhancements to our initial platform and to make them available to our new and then existing customers.  Potential improvements could include an increase in the capacity of our semiconductor chips or chemistry enhancements to our instruments, which may improve accuracy, coverage, and speed.  In the future, we may seek to expand our product line, such as by increasing, or decreasing, the throughput of our Platinum instrument to offer a specialized products to address key markets and applications.

In addition to potential future advancements in hardware, we plan to expand our computational capabilities by developing firmware and data analytics tools.  We believe that our software solutions could be a key differentiating advantage relative to legacy systems.  We believe the integration of our cloud system solution directly into the platform can ensure seamless real time data streaming real time to the cloud where analytical workflows can help simplify data interpretation.  Built on an open platform, the software system also includes an application store that will enable software engineers or bioinformaticians to build and share custom analytical tools with other users, which could expand the types of analyses that could be performed in the cloud.

Through this product roadmap, we have the potential to become a leader in the proteomic analysis market, with the mission of transforming single molecule analysis and democratizing its use by directly enabling researchers and clinicians access to the proteome.  We believe we are the first company to successfully enable NGPS on a semiconductor chip, thus digitizing a substantial proteomics opportunity, which allows for a massively parallel solution at the ultimate level of sensitivity — single molecule detection.

Suppliers and Manufacturing

Our products are built using both custom-made and off-the-shelf components supplied by outside manufacturers and vendors located in Asia, Europe, and the United States.  One key custom-made component is the disposable semiconductor chip.  Others include the proprietary mode-locked laser and enzymes, and buffers used for protein sequencing.  The majority of other components for the instruments are off-the-shelf.

We purchase some of our components and materials used in manufacturing, including the semiconductor chip, from single source suppliers.  We believe that alternatives would be available; however, it may take time to identify and validate replacement components, which could negatively affect our ability to supply our products on a timely basis.  To mitigate this risk, we typically carry a significant inventory of our critical components.

All our instruments are manufactured, tested, shipped and supported by manufacturers and suppliers with which we have long-standing relationships, including our key manufacturing partners for the manufacture of instruments and chips which we have worked with for the past four-to-five years.  We believe that our manufacturing strategy is efficient and conserves capital.  However, we do not have long-term supply or manufacturing commitments from our suppliers or manufacturers, as our products and components are currently supplied on a purchase order basis.  In addition, we will need to increase the supply and manufacturing of our products as we prepare for commercialization.  In the event it becomes necessary to utilize a different contract manufacturer for our products, we may experience additional costs, delays and difficulties in doing so, and our business could be harmed.  We are continually evaluating our supply chain to help ensure our manufacturing and supply chain footprint will meet our business objectives.

In November 2021, we acquired Majelac, a semiconductor packaging company based in Garnet Valley, Pennsylvania. The acquisition brought our semiconductor chip assembly and packaging capabilities in-house to secure our supply chain and support scaling commercialization efforts.

Human Capital

Our people are the reason for our success, and we have structured our organization to maximize productivity and performance. Our future success largely depends upon our continued ability to attract and retain highly skilled employees. As of December 31, 2021, we employed 153 full-time employees in the United States with the majority of our employees engaged directly in research and development; 47% of whom hold PhDs. None of our employees are covered by collective bargaining agreements. We understand that our success depends on our highly talented employees, and our human capital management practices focus on attracting and retaining a diverse and engaged workforce.

Mission and Core Values. Our mission is to make proteomic and genomic analysis available to researchers around the world by using our proprietary technology. We are committed to providing an unbiased view of all the molecules of life through improved scale, resolution and sensitivity leading to better understanding of disease and improved general health.  Employees are made aware of our values - Team, Accountability, Passion, Excellence, Transparency, Competitive and Diversity.  These values are the basis of our actions and decisions.

Diversity, Equity and Inclusion. Much of our success is rooted in the diversity of our teams and our commitment to inclusion. We value diversity at all levels. We believe that our business benefits from the different perspectives a diverse workforce brings, and we strive to maintain a strong, inclusive and positive culture based on our shared mission and values.

We believe in attracting, developing, and retaining diverse talent that is inclusive of every age, gender, gender identity, race, sexual orientation, physical capability, ethnicity, belief and perspective. Each individual regardless of their role makes a difference and impacts our progress. We continue to focus on seeking diverse candidates for all open opportunities.

Employee Engagement. We have established an annual employee survey process to gather feedback from our employees.   The feedback received allows us to grow stronger as a company and allows us to create an environment where employee contributions matter and employees feel valued.

Training and Development. We listen to our employees to understand their training needs. Most recently we launched a manager training program that will focus on leadership development for 2022. In addition, employees are encouraged to take advantage of our Learning Management System which has a plethora of online learning courses. We conduct monthly seminars to update employees on what is happening throughout our Company.

Compensation and Benefits.  Healthcare technology companies both large and small compete for a limited number of qualified applicants to fill specialized positions. To attract qualified applicants and retain employees, we offer a total rewards package consisting of base salary, cash bonus, and equity compensation.  Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Actual bonus payout is based on performance. In addition, we also provide a comprehensive benefits package inclusive of medical, dental, and vision healthcare coverage including a paid reimbursement account, life insurance and disability coverage, 401(k) investment plans, tax advantaged savings account, generous paid time off and leaves of absence, employee assistance programs, and wellness programs.  Office employees receive daily lunch, free of cost.

Employee Health and Safety.  We have gone above CDC guidelines during the COVID-19 pandemic to protect our employees. All employees are required to test on a daily basis prior to coming into the offices at no cost to employees.  This ensures our employee wellbeing and safety and limits any potential disruptions to our operations. For employees who can perform their job from home, we have offered hybrid or virtual working accommodations during the pandemic.  Compliance with environmental, health and safety (EH&S) laws and regulations underlies the basis of the EH&S programs we have in place.

As we continue to monitor the global spread of COVID-19, we have implemented and will continue to implement measures to ensure the safety of our employees. We are continuously evaluating the guidance from federal and local authorities and have created strict policies and guidelines that put our employees’ health and safety first.

Competition

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

We believe there are currently no commercially available NGPS platforms.  The legacy proteomics market today is largely served by companies that offer a variety of analytical instruments, such as mass spectrometry and microarray instruments and associated reagents and consumables.  There are also a number of companies that provide proteomic and genomic analysis services and have developed or are developing novel proteomic and genomic technologies.  Additional competing products may emerge from various sources, including life sciences tools, diagnostics, pharmaceutical and biotechnology companies, third-party service providers, academic research institutions, governmental agencies and/or public and private research institutions, among others.  Many of the companies with which we compete have substantially greater resources than we have.

The life science instrumentation industry is highly competitive and expected to grow more competitive with the increasing knowledge gained from ongoing research and development.  Given the potential market opportunity and scientific importance of proteomic analysis, we expect increased competition and competitor technologies to emerge in the future.  We believe the principal competitive factors in our target markets include:

•	resolution and sensitivity;

•	cost of instruments and consumables;

•	efficiency and speed of workflows;

•	the scale required to address the complexity and dynamic range of the proteome;

•	throughput to meet lab testing volume;

•	reputation among customers and key thought leaders;

•	innovation in product offerings;

•	accuracy and reproducibility of results;

•	strength of intellectual property portfolio;

•	operational and manufacturing footprint;

•	customer support infrastructure; and

•	a leadership and commercial team with extensive execution and scientific background.

We believe that there are currently no other commercially available products that provide the same level of end-to-end NGPS analysis at the same scale and sensitivity that we expect our platform will provide.  Following our expected commercial launch in the second half of 2022, for RUO, we aim to enhance our position through our ongoing product development, commercial strategy, potential new products and ongoing collaborations and partnerships with key thought leaders.

Intellectual Property

Protection of our intellectual property is a strategic priority for our business.  We rely on a combination of patents, trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies.

Patented Technologies

The patents owned and in-licensed by us provide comprehensive coverage of our sample preparation, peptide sequencing and nucleic acid sequencing devices and are directed to aspects including sample preparation, instrument and laser light source architecture, pixel design, waveguide architecture, lifetime discrimination methods, machine learning, and surface chemistry.  We have developed a portfolio of issued patents and pending patent applications directed to commercial products and technologies for potential development.  We believe that our intellectual property is a core strength of our business, and our strategy includes the continued development of our patent portfolio.

Patent Portfolio

As of December 31, 2021, we owned 140 issued patents and 593 pending patent applications.  Of our 140 issued patents, 45 were issued U.S. utility patents.  Of our 593 pending patent applications, 95 were pending U.S. utility patent applications, eight of which were allowed.  In addition, we owned 95 issued patents in foreign jurisdictions, including Australia, Europe, Japan, China, Brazil, Hong Kong, Mexico, Taiwan, Korea, and India, and 477 pending patent applications in foreign jurisdictions, including Australia, Canada, Europe, Japan, China, Brazil, Hong Kong, Mexico, Taiwan, Korea, India, Malaysia, Singapore, and Thailand, eight of which were allowed.  In total, we owned 97 patent families generally directed to our sample preparation, peptide sequencing and nucleic acid sequencing devices.  These issued patents and pending patent applications (if they were to issue as patents) have expected expiration dates ranging between 2025 and 2041.

Trademark Portfolio

We also protect important marks through trademark registrations.  As of December 31, 2021, we owned 29 trademark registrations and 17 trademark applications, of which 13 are U.S. trademark applications.  Six of the U.S. trademark applications have been allowed.

Other Intellectual Property

In addition to patents, we also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position.  We seek to protect our proprietary information and other intellectual property by generally requiring our employees, consultants, contractors, suppliers, outside scientific collaborators and other advisors to execute non-disclosure and assignment of invention agreements on commencement of their employment or engagement.  Agreements with our employees also forbid them from using or incorporating the proprietary rights of third parties during their engagement with us.

We also generally require confidentiality or material transfer agreements from third parties that receive our confidential data or materials.

Licensed Intellectual Property

We have entered into exclusive and non-exclusive licenses in the ordinary course of business relating to our technologies or other intellectual property rights or assets.

Government Regulation

Life Sciences Research Use Only Technologies

Our protein sequencing products are currently intended for RUO applications, although the systems may provide data to customers and other third parties that are themselves engaged in the research and development of potential diagnostic and therapeutic products and services for which they may later pursue clearance, authorization or approval from regulatory authorities, such as the U.S. Food and Drug Administration (“FDA”).  All our products will be labeled “For Research Use Only,” and, following our expected commercial launch, will be sold to academic and research life sciences institutions that conduct basic and translational research, and biopharmaceutical and biotechnology companies for non-diagnostic and non-clinical purposes. That same prospective customer base is being targeted in the recently launched early access limited release program.

Under a long-standing FDA regulation, in vitro diagnostic (“IVD”) products intended for RUO are subject to a separate regulatory classification.  In particular, products that are intended for RUO and are labeled as RUO are not regulated by the FDA as IVD devices and are not subject to the regulatory requirements discussed below for clinical diagnostic products.  RUO products may therefore be used or distributed for research use without first obtaining FDA clearance, authorization, or approval.  Such products must bear the statement: “For Research Use Only. Not for Use in Diagnostic Procedures.”  RUO products also cannot make any claims related to safety, effectiveness or diagnostic utility, and they cannot be intended for human clinical diagnostic use.

Accordingly, a product labeled RUO but intended or promoted for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and subject to FDA enforcement action.  The FDA will consider the totality of the circumstances surrounding distribution and use of an RUO product, including how the product is marketed and to whom, when determining its intended use.  If the FDA disagrees with a company’s RUO status for its product, the company may be subject to FDA enforcement activities, including, without limitation, requiring the company to seek clearance, authorization or approval for the product.

Clinical Diagnostics in the United States

In the United States, medical devices are subject to extensive regulation by the FDA under the FDCA and its implementing regulations, and other federal and state statutes and regulations.  The laws and regulations govern, among other things, medical device design and development, pre-clinical and clinical testing, pre-market clearance, authorization or approval, establishment registration and product listing, product manufacturing, product packaging and labeling, product storage, advertising and promotion, product distribution, recalls and field actions, servicing and post-market clinical surveillance.  A number of U.S. states also impose licensing and compliance regimes on companies that manufacture or distribute prescription devices into or within the state.

The Federal Trade Commission (“FTC”) also oversees the advertising and promotion of our current and future products pursuant to its broad authority to police deceptive advertising for goods or services within the United States.  Under the Federal Trade Commission Act, the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce.  In the context of performance claims for products such as our goods and services, compliance with the FTC Act includes ensuring that there is scientific data to substantiate the claims being made, that the advertising is neither false nor misleading, and that any user testimonials or endorsements we or our agents disseminate related to the goods or services comply with disclosure and other regulatory requirements.  In addition, with respect to any of our future products that are marketed as in vitro diagnostic or clinical products, FDA’s regulations applicable to medical device products prohibit them from being promoted for uses not within the scope of a given product’s intended use(s), among other promotional and labeling rules applicable to products subject to the FDCA.

When our products are marketed for clinical or diagnostic uses, they will be regulated by the FDA as IVD medical devices.  Because there are no high-throughput protein sequencing machines or analyzers intended for clinical use that have previously gone through a pre-market review and authorization process by the FDA, there is no available predicate device to support a 510(k) pre-market notification.  In addition, it is presently unclear what level of risk the agency will assign to such products, what special controls may be imposed on such products (if any), and what regulatory requirements would be applicable to such products.  We anticipate using a De Novo classification request for any future clinical IVD product we seek to market in the United States.

The FDCA and FDA’s implementing regulations define a medical device as an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent or other similar or related article, including any component part or accessory, which is (i) intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, or (ii) intended to affect the structure or any function of the body of man or other animals and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes.  IVDs are a type of medical device and include reagents and instruments used in the diagnosis or detection of diseases, conditions or infections, including, without limitation, the presence of certain chemicals, genetic information or other biomarkers.  Predictive, prognostic, and screening tests can also be IVDs.  Medical devices, including IVD products, must undergo pre-market review by and receive clearance, authorization, or approval from the FDA prior to commercialization, unless the device is of a type exempted from such review by statute, regulation, or an FDA exercise of enforcement discretion.  The FDA classifies medical devices into three classes based on risk. Regulatory control increases from Class I (lowest risk) to Class III (highest risk).  The FDA generally must clear or approve the commercial sale of most new medical devices that fall within product categories designated as Class II and III. Commercial sales of most Class II and III medical devices within the United States must be preceded either by pre-market notification and FDA clearance pursuant to Section 510(k) of the FDCA (Class II) or by the granting of a pre-market approval (“PMA”) (Class III), after a pre-market application is submitted.  Both 510(k) notifications and PMA applications must be submitted to FDA with significant user fees, although reduced fees for small businesses are available.  Class I devices are generally exempt from pre-market review and notification, as are some moderate-risk Class II devices. Manufacturers of all classes of devices must comply with FDA’s Quality System Regulation (“QSR”), establishment registration, medical device listing, labeling requirements, and medical device reporting (“MDR”) regulations, which are collectively referred to as medical device general controls.  Class II devices may also be subject to special controls such as performance standards, post-market surveillance, FDA guidelines, or particularized labeling.  Some Class I and Class II devices may be exempted by regulation from the requirement of compliance with substantially all of the QSR.

510(k) Clearance Pathway

A 510(k) pre-market notification must contain information sufficient to demonstrate that the new device is substantially equivalent to a device commercially distributed prior to May 28, 1976 or to a device that has been determined by the FDA to be substantially equivalent to such a so-called “pre-amendments” device.  To obtain 510(k) clearance for a non-exempt Class II device, the product developer must submit a pre-market notification to the FDA demonstrating that its product is substantially equivalent to such a predicate device.  The FDA’s 510(k) clearance process generally takes from three to twelve months from the date the application is submitted, but it may take significantly longer if FDA has significant questions or needs more information about the new device or its manufacturing or quality controls.

As part of the 510(k) notification process for Class II devices that have an existing classification regulation available for purposes of the regulatory filing, the FDA may require the following:

•	Development of comprehensive product description and indications for use.

•
Completion of extensive nonclinical tests and/or animal studies, performed in accordance with the FDA’s Good Laboratory Practice (“GLP”) regulations, as well as any performance standards or other testing requirements established by the FDA through regulations or device-specific guidance.

•	Comprehensive review of one or more predicate devices and development of data supporting the new product’s substantial equivalence to such predicate devices.

Assuming successful completion of all required testing, a detailed 510(k) notification is submitted to the FDA requesting clearance to market the product.  This pre-market notification includes all relevant data from pertinent nonclinical studies and clinical trials (if applicable), together with detailed information relating to the product’s manufacturing controls and proposed labeling, and other relevant documentation.  The FDA evaluates all 510(k) submissions prior to filing for substantive review based on specific acceptance criteria and may issue a refuse-to-accept notification if the submission is deficient with respect to any of the established criteria.  If the FDA determines that the applicant’s device is substantially equivalent to the identified predicate device(s), the agency will issue a 510(k) clearance letter that authorizes commercial marketing of the device for one or more specific indications for use.  If the FDA determines that the applicant’s device is not substantially equivalent to the predicate device(s), the agency will issue a not-substantially-equivalent letter stating that the new device may not be commercially distributed.

After a new medical device receives 510(k) clearance from the FDA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require the submission of a PMA.  The FDA requires each manufacturer to make the determination of whether a device modification requires a new 510(k) notification or PMA in the first instance, but the FDA may review any such decision.  If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance or PMA for a particular change, the FDA may retroactively require the manufacturer to submit a 510(k) pre-market notification or a PMA.  The FDA may also require the manufacturer to cease U.S. marketing and/or recall the modified device until 510(k) clearance or PMA approval for the modification is obtained.

De Novo Classification

If a previously unclassified new medical device does not qualify for the 510(k) pre-market notification process because no predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III.  However, if such a device would be considered low or moderate risk (in other words, it does not rise to the level of requiring the approval of a PMA), it may be eligible for the De Novo classification process.  The De Novo classification process allows a device developer to request that the novel medical device be reclassified as either a Class I or Class II device, rather than having it regulated as a high-risk Class III device subject to the PMA requirements.  If the manufacturer seeks reclassification into Class II, the classification request must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device.

Under the FDCA, the FDA is required to classify a device within 120 days following receipt of the De Novo classification request from an applicant; however, the most recent FDA performance review goals state that in fiscal year 2022, the FDA will attempt to issue a decision within 150 days of receipt on 70% of all De Novo classification requests received during the year.  De Novo classification requests are subject to user fees, unless a specific exemption applies (over $112,000 in fiscal year 2022).

As with the 510(k) pre-market notification process described above, any modification to a device authorized through the De Novo process that could significantly affect the safety or effectiveness of such device, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require the submission of a PMA.

In October 2021, FDA issued a final rule that formally codifies requirements for the medical device De Novo process and the procedures and criteria for product developers to file a De Novo classification request (86 Fed. Reg. 54,826).  Over the twenty years preceding the final rule, the De Novo process was implemented by the FDA pursuant to statutory authorities and somewhat organically through informal guidance and iterative changes by Congress.  Although the final rule does not affect marketed products and likely will not impact products in current development, the FDA’s goals in promulgating the final rule are to create a predictable, consistent, and transparent De Novo classification process for innovative medical device developers.

As an alternative to the De Novo classification process, a company could also file a reclassification petition seeking to change the automatic Class III designation of a novel post-amendment device under Section 513(f)(3) of the FDCA.  The FDA can also initiate reclassification of an existing device type on its own initiative.  In December 2018, the FDA issued a final rule to clarify the administrative process through which the FDA reclassifies a medical device.  To reclassify a device under Section 513(e) of the FDCA, the FDA must first publish a proposed reclassification order that includes a summary of the valid scientific evidence that supports the reclassification; convene a device classification panel meeting; and consider comments to the public docket before it then publishes a final reclassification order in the Federal Register.

Pre-market Approval Pathway

Products classified by the FDA as Class III generally require marketing approval via a PMA.  A PMA application must be supported by valid scientific evidence, which typically requires extensive data, including technical, nonclinical, clinical, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use(s).  A PMA application also must include a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling.  After a PMA application is submitted and found to be sufficiently complete, it is considered “filed” and the FDA begins an in-depth review of the submitted information.  During this substantive review period, the FDA may request additional information or clarification of information already provided.  Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA.  In addition, the FDA generally will conduct a pre-approval inspection of the manufacturing facility to evaluate compliance with the QSR, which requires manufacturers to implement and follow design, testing, control, documentation and other quality assurance procedures.

FDA review of a PMA application is required to be completed within 180 days of the application’s filing date although the process generally takes between one and three years, but may take significantly longer.  The current user fee agreement between the FDA and the medical device industry sets as a target for PMA reviews to be completed in under one year.  The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

•	the product may not be safe or effective for its intended use(s) to the FDA’s satisfaction;

•	the data from the applicant’s nonclinical studies and clinical trials may be insufficient to support approval;

•	the manufacturing process or facilities that the applicant uses may not meet applicable requirements; and

•	changes in FDA approval policies or adoption of new regulations may require additional data to demonstrate the safety or effectiveness of the device.

If an FDA evaluation of a PMA application or manufacturing facilities is favorable, the FDA will either issue an approval letter, or approvable letter, which usually contains a number of conditions which must be met in order to secure final approval of the PMA.  When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of a device, subject to the conditions of approval and the limitations established in the approval letter.  If the FDA’s evaluation of a PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter.

The FDA may also determine that additional trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and data is submitted in an amendment to the PMA.  The PMA process can be expensive, uncertain and lengthy.  PMA approval may also be granted with post-approval requirements such as the need for additional patient follow-up for an indefinite period of time.

New PMA applications or PMA supplements may be required for modifications to the manufacturing process, labeling, device specifications, materials or design of a device that is approved through the PMA process.  PMA supplements often require submission of the same type of information as an initial PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the approved PMA application and may or may not require as extensive clinical data or the convening of an advisory panel.

Clinical Investigations Using Devices in Development

Clinical trials are almost always required to support a PMA application and are sometimes required for a De Novo classification request or 510(k) pre-market notification.  In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device, an investigator acting on behalf of the company must, among other things, apply for and obtain Institutional Review Board (“IRB”) approval of the proposed investigation.  In addition, if the clinical study involves a “significant risk” (as defined by the FDA) to human health, the company sponsoring the investigation (referred to as the “sponsor”) must also submit and obtain FDA approval of an Investigational Device Exemption (“IDE”) application.  An IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound.  The IDE application must be approved in advance by the FDA for a specified number of study participants, unless the product is deemed a non-significant risk device and eligible for abbreviated IDE requirements.  Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by a duly-appointed IRB for each clinical trial site.  Most clinical studies of IVDs are exempt from the IDE requirements, if certain requirements are met.

FDA’s IDE regulations govern investigational device labeling, prohibit promotion, and specify an array of Good Clinical Practice, or GCP, requirements, which include, among other things, recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators.  Clinical trials must further comply with the FDA’s regulations for IRB approval and for informed consent and other human subject protections.  Required records and reports are subject to inspection by the FDA.  The results of clinical testing may be unfavorable or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product.

The commencement or completion of any clinical trials may be delayed or halted, or be inadequate to support approval of a PMA application (or FDA’s grant of a De Novo classification request or clearance of a 510(k) notification, as applicable), for numerous reasons, including, but not limited to, the following:

•	the FDA, the IRB(s), or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;

•	participants do not enroll in clinical trials at the expected rate;

•	participants do not comply with trial protocols;

•	participant follow-up is not at the expected rate;

•	participants experience adverse side effects;

•	participants die during a clinical trial, even though their death may not be related to the investigational products;

•
third-party clinical investigators decline to participate in a trial or do not perform a trial on the sponsor’s anticipated schedule or consistent with the clinical trial protocol, GCPs or other FDA requirements;

•
the sponsor or third-party organizations do not perform data collection, monitoring and analysis in a timely or accurate manner or consistent with the clinical trial protocol or investigational or statistical plans;

•
third-party clinical investigators have significant financial interests related to the sponsor or the study that the FDA deems to make the study results unreliable, or the sponsor or investigators fail to disclose such interests;

•
unfavorable regulatory inspections of the sponsor’s clinical trial sites or manufacturing facilities, which may, among other things, require the sponsor to undertake corrective action or suspend or terminate the sponsor’s clinical trials;

•	changes in governmental regulations or administrative actions applicable to the sponsor’s trial protocols;

•	the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or effectiveness; and

•	the FDA concludes that the results from the sponsor’s trial and/or trial design are inadequate to demonstrate safety and effectiveness of the product.

Ongoing Post-Market Regulatory Requirements and FDA Enforcement

After a medical device is authorized for marketing and placed in commercial distribution (or, for 510(k)- exempt products, placed into commerce without first obtaining FDA clearance or approval), numerous regulatory requirements apply.  These general controls that must be met for all device classes include:

•	establishment registration and device listing;

•
the QSR, which requires manufacturers, including third-party manufacturers, to follow design, testing, control, storage, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures;

•	labeling regulations, which govern the mandatory elements of the device labels and packaging (including Unique Device Identifier markings for certain categories of products);

•	FDA’s prohibitions against the promotion of products for uncleared, unapproved or “off-label” uses and other requirements related to promotional activities;

•
the MDR regulations, which require that manufacturers report to the FDA if a device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;

•	voluntary and mandatory device recalls to address problems when a device is defective and/or could be a risk to health;

•
correction and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health; and

•	post-market surveillance regulations, which apply to certain Class II or III devices when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

To ensure compliance with regulatory requirements, medical device manufacturers are subject to market surveillance and periodic, pre-scheduled and unannounced inspections by the FDA and certain state authorities.  Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may lead to any of the following sanctions:

•	Warning Letters or Untitled Letters that require corrective action;

•	fines and civil penalties;

•	unanticipated expenditures;

•	delays in approving/clearing or refusal to approve/clear any of our future products;

•	FDA refusal to issue certificates to foreign governments needed to export our products for sale in other countries;

•	suspension or withdrawal of FDA approval or clearance (as may be applicable);

•	product recall or seizure;

•	partial suspension or total shutdown of production;

•	operating restrictions;

•	injunctions or consent decrees; and

•	civil or criminal prosecution.

We, any contract manufacturers, and some suppliers of components or device accessories would also be required to manufacture medical device products in compliance with current Good Manufacturing Practice requirements set forth in the QSR, unless explicitly exempted by regulation.  The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and includes extensive requirements with respect to quality management and organization, device design, buildings, equipment, purchase and handling of components or services, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping.  The FDA evaluates compliance with the QSR through periodic pre-scheduled or unannounced inspections that may include registered manufacturing facilities.  Following such inspections, FDA may issue reports known as Forms FDA 483 or Notices of Inspectional Observations, which list instances where the FDA inspector believes the manufacturer has failed to comply with applicable regulations and/or procedures.  If the observations are sufficiently serious or the manufacturer fails to respond appropriately, the FDA may issue Warning Letters, which are notices of intended enforcement actions against the manufacturer. For less serious violations that may not rise to the level of regulatory significance, FDA may issue Untitled Letters. FDA may take more significant administrative or legal action if a manufacturer continues to be in substantial noncompliance with applicable regulations.

For example, if the FDA believes we or any of our contract manufacturers or regulated suppliers are not in compliance with these requirements and patients are being subjected to serious risks, it can shut down manufacturing operations, require recalls of medical device products, refuse to approve new marketing applications for future products, initiate legal proceedings to detain or seize products, enjoin future violations, or assess civil and criminal penalties against a manufacturer or its officers or other employees.

In March 2020, a bipartisan group of U.S. Senate and House lawmakers formally introduced long-awaited legislation to reform the FDA’s authorities over medical devices that are also in vitro diagnostic products.  The bill, called the Verifying Accurate, Leading-edge IVCT Development (“VALID”) Act, would codify into law the term “in vitro clinical test”, to create new medical product category separate from medical devices that includes products currently regulated as IVDs as well as LDTs.  The VALID Act would also create a new system for clinical laboratories and hospitals to use to submit their clinical tests electronically to the FDA for approval, which is aimed at reducing the amount of time it takes for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients.  A substantively unchanged version of the VALID Act was re-introduced in both houses of Congress on June 24, 2021. It is unclear whether the VALID Act would be passed by Congress in its current form or signed into law by the President, although the legislation would not be expected to directly affect our business to design, develop, and market high-throughput protein sequence analyzers, as systems and instruments would not be impacted as significantly by this regulatory overhaul as individual clinical laboratory and diagnostic tests used in medical practice.

U.S. Fraud and Abuse Laws and Other Compliance Requirements

Successfully commercializing a medical device or technology depends not on only FDA approval, but also on broad health insurance or third party payor coverage.  Government and private payors institute coverage criteria to ensure the appropriate utilization of products and services and to control costs.  Limited third party payor coverage for a technology or procedure may limit adoption and commercial viability, while broader coverage supports optimal market uptake.  Favorable coverage decisions by government payors like Medicare or Medicaid is critical because private payors typically follow the government’s lead regarding reimbursement.  However, manufacturers whose technology is reimbursed by government payors are subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse.  These laws can be implicated by inappropriate sales and marketing arrangements with healthcare providers.  Many commonly accepted commercial practices are illegal in the healthcare industry and violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in U.S. federal and state healthcare programs, including Medicare and Medicaid.

Anti-kickback Laws.  The federal Anti-Kickback Statute (AKS) prohibits persons from knowingly and willfully soliciting, receiving, offering or paying remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the AKS or specific intent to violate it to have committed a violation.  Certain arrangements are protected from enforcement through AKS safe harbors and exceptions, but an arrangement must meet every element of the applicable safe harbor or exception in order to obtain this protection.  The fact that an arrangement does not meet the requirements of a safe harbor or exception does not mean that it violates the AKS; such arrangements would be subject to a facts and circumstances analysis to determine compliance with the AKS or lack thereof.  The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments, and providing anything at less than its fair market value.  The AKS is broadly interpreted and aggressively enforced with the result that beneficial commercial arrangements can be criminalized in the health care industry because of the AKS.  The penalties for violating the federal AKS include imprisonment for up to ten years, fines of up to $100,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid.  Additionally, a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the False Claims Act.

Federal False Claims Act.  The federal False Claims Act (FCA) prohibits knowingly presenting, or causing to be presented a false claim or the knowing use of false statements or records to obtain payment from the federal government.  The FCA also prohibits the knowing retention of overpayments (sometimes referred to as “reverse false claims”). When an entity is determined to have violated the FCA, it must pay three times the actual damages sustained by the government, plus mandatory and substantial civil penalties for each separate false claim.  The entity also faces the possibility of exclusion from federal health care programs. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement.

Civil Monetary Penalties Law.  The Civil Monetary Penalties Law (CMPL) authorizes the imposition of substantial civil money penalties and the possibility of exclusion against an entity that engages in certain prohibited activities including but not limited to violations of the Stark Law or Anti-Kickback Statute, knowing submission of a false or fraudulent claim, employment of an excluded individual, and the provision or offer of anything of value to a Medicare or Medicaid beneficiary that the transferring party knows or should know is likely to influence beneficiary selection of a particular provider for which payment may be made in whole or part by a federal health care program, commonly known as the Beneficiary Inducement CMP.

State Analogs of Federal Fraud and Abuse Laws.  Many U.S. states have their own laws intended to protect against fraud and abuse in the health care industry and more broadly.  In some cases these laws prohibit or regulate additional conduct beyond what federal law affects.  Penalties for violating these laws can range from fines to criminal sanctions.

HIPAA.  The Health Insurance Portability and Accountability Act of 1996, as amended by the American Recovery and Reinvestment Act of 2009, and implementing regulations (“HIPAA”), created two new federal crimes:  healthcare fraud and false statements relating to healthcare matters.  The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors.  A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs.  The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

FCPA and Other Anti-Bribery and Anti-Corruption Laws.  The U.S. Foreign Corrupt Practices Act (“FCPA”) prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad.  The scope of the FCPA would include interactions with certain healthcare professionals or organizations in many countries.  Our present and future business has been and will continue to be subject to various other U.S. and foreign laws, rules and/or regulations.

Physician Payment Sunshine Act.  Manufacturers of U.S. FDA-regulated devices reimbursable by federal healthcare programs are subject to the Physician Payment Sunshine Act, which requires manufacturers to track and annually report certain payments and other transfers of value made to U.S.-licensed physicians (defined broadly to include certain advanced non-physician healthcare practitioners) or U.S. teaching hospitals.  Manufacturers are also required to report certain ownership interests held by physicians and their immediate family members.  The law carries penalties of up to $1.15 million per year for violations, depending on the circumstances, and payments reported also have the potential to draw scrutiny on payments to and relationships with physicians, which may have implications under the Anti-Kickback Statute, Stark Law and other healthcare laws.

In addition, there has been a recent trend of increased federal and state regulation of payments and other transfers of value provided to healthcare professionals and entities.  Similar to the federal law, certain states also have adopted marketing and/or transparency laws relevant to device manufacturers, some of which are broader in scope.  Certain states also mandate that device manufacturers implement compliance programs.  Other states impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation, and other remuneration to healthcare professionals and entities.  The need to build and maintain a robust compliance program with different compliance and/or reporting requirements increases the possibility that a healthcare company may violate one or more of the requirements, resulting in fines and penalties.

U.S. and European Data Security and Data Privacy Laws

HIPAA, as well as a number of other federal and state privacy-related laws, extensively regulate the use and disclosure of individually identifiable health information, known as “protected health information” or “PHI”.

HIPAA applies to health plans, healthcare providers who engage in certain standard healthcare transactions electronically, such as electronic billing, and healthcare clearinghouses, all of which are referred to as “covered entities” under HIPAA.  State imposed health information privacy and security laws typically apply based on licensure, for example, licensed providers or licensed entities are limited in their ability to use and share health information.

Additionally, all states have enacted legislation protecting the privacy and security of “personal information” such as identifiable financial or health information, social security number and credit card information.  These laws overlap and apply simultaneously with federal privacy and security requirements and regulated entities must comply with all of them.  The California Consumer Privacy Act (CCPA) that went into effect January 1, 2020, is one of the most restrictive state privacy laws, protecting a wide variety of personal information and granting significant rights to California residents with respect to their personal information.  Regulations under CCPA have been modified several times.  Additionally, a new privacy law, the California Privacy Rights Act, (CPRA) was approved by California voters in the election of November 3, 2020. CPRA will modify CCPA significantly, potentially resulting in further uncertainty, additional costs and expenses stemming from efforts to comply, and additional potential for harm and liability for failure to comply.  Other states in the U.S. are considering privacy laws similar to CCPA.  In dealing with health information for the development of our technology or for commercial purposes, we will be indirectly affected by HIPAA and state-imposed health information privacy and security laws because these laws regulate the ability of our potential customers and research collaborators to share health information with us.  Additionally, we must identify and comply with all applicable state laws for the protection of personal information with respect to employee information or other personal information that we collect.

In the European Union, increasingly stringent data protection and privacy rules that have and will continue to have substantial impact on the use of personal and patient data across the healthcare industry became stronger in May 2018.  The EU General Data Protection Regulation (“GDPR”) applies across the European Union and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance.  The GDPR fine framework can be up to 20 million euros, or up to 4% of the company’s total global turnover of the preceding fiscal year, whichever is higher.  The GDPR sets out a number of requirements that must be complied with when handling the personal data of such European Union based data subjects including:  providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g., access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; and the new mandatory data breach regime.  In particular, medical or health data, genetic data and biometric data where the latter is used to uniquely identify an individual are all classified as “special category” data under the GDPR and are afforded greater protection and require additional compliance obligations.  Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities.  We may be subject to GDPR if we undertake operations in the EU, offer products or services to individuals in the EU or monitor the behavior of individuals within the EU.

We could also be subject to evolving European Union laws on data export, for transfers of data outside the European Union to us, group companies or third parties.  The GDPR only permits exports of data outside the European Union to jurisdictions that ensure an adequate level of data protection.  The United States has not been deemed to offer an adequate level of protection, so in order for us to transfer personal data from the EU to the United States, we must identify a legal basis for data transfer (e.g., the European Union Commission approved Standard Contractual Clauses).  On July 16, 2020, the Court of Justice of the European Union or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II.  This decision (a) calls into question commonly relied upon data transfer mechanisms as between the European Union member states and the United States (such as the Standard Contractual Clauses) and (b) invalidates the EU-U.S. Privacy Shield on which many companies had relied as an acceptable mechanism for transferring such data from the EU to the United States.  The CJEU is the highest court in Europe and the Schrems II decision heightens the burden on data importers to assess U.S. national security laws on their business and future actions of European Union data protection authorities are difficult to predict.

Further, the United Kingdom’s decision to leave the European Union, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom.  In particular, while the Data Protection Act of 2018 that “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area to the United Kingdom will remain lawful under GDPR.

Other Governmental Regulation

We are subject to laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials.  For example, the U.S. Occupational Safety and Health Administration (“OSHA”) has established extensive requirements relating specifically to workplace safety for employers in the United States.  This includes requirements to develop and implement multi-faceted programs to protect workers from exposure to blood-borne pathogens, including preventing or minimizing any exposure through needle stick injuries.  For purposes of transportation, some biological materials and laboratory supplies are classified as hazardous materials and are subject to regulation by one or more of the following agencies:  the U.S. Department of Transportation, the U.S. Public Health Service, the United States Postal Service and the International Air Transport Association.  We generally use third-party vendors to dispose of regulated medical waste, hazardous waste and radioactive materials that we may use during our research.

International Laws and Regulations for IVD Products

Whether or not we obtain FDA marketing authorized for a clinical diagnostic product in the future, we must still obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the marketing of any product for clinical diagnostic use in those countries.  The regulations in other jurisdictions vary from those in the United States and may be easier or more difficult to satisfy and are subject to change.  For example, the European Union (“EU”) recently published new regulations that will result in greater regulation of medical devices and IVDs.  This new IVD regulation (the “new IVD Regulation”) is significantly different from the European directive for in vitro diagnostic products (the “IVD Directive”) that it replaces in that it will ensure that the new requirements apply uniformly and on the same schedule across the member states, include a risk-based classification system and increase the requirements for conformity assessment.  The new IVD Regulation must be fully implemented by May 2022, and it will increase the requirements for covered products and involve assessments done by a third party called a notified body.

Outside of the European Union, regulatory authorization needs to be sought on a country-by-country basis in order for us to market any clinical diagnostic products. Some countries have adopted medical device regulatory regimes, such as the Classification Rules for Medical Devices published by the Hong Kong Department of Health, the Health Sciences Authority of Singapore regulation of medical devices under the Health Products Act, and Health Canada’s risk classification system for invasive devices, among others, that incorporate IVD products like the FDA’s current system.  Each country may have its own processes and requirements for IVD licensing, approval/clearance, and regulation, therefore requiring us to seek any regulatory approvals on a country- by-country basis.

Corporate Information

HighCape was incorporated in Delaware in June 2020. It was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.  Legacy Quantum-Si was incorporated under the laws of the State of Delaware on June 24, 2013.  On June 10, 2021, HighCape and Legacy Quantum-Si completed the Business Combination, pursuant to which Legacy Quantum-Si became a wholly owned subsidiary of HighCape, HighCape’s corporate name was changed to Quantum-Si Incorporated and the business of Legacy Quantum-Si became the business of the Company.  Our principal executive offices are located at 530 Old Whitfield Street, Guilford, Connecticut 06437, and our telephone number is (203) 458-7100.  In the first half of 2022, we expect to move our principal executive offices to 115 Munson Street, New Haven, Connecticut 06511.

Legal Proceedings

As of December 31, 2021, we were not a party to any material legal proceedings.

Information Available on the Internet

Our internet address is https://www.quantum-si.com, to which we regularly post copies of our press releases as well as additional information about us.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, will be available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference.  Information contained in our website does not constitute a part of this report or our other filings with the SEC.

ITEM 1A.	RISK FACTORS

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report, including the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our securities involves a high degree of risk. If any of the events described in the following risk factors actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected and the trading price of our securities could decline. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report on Form 10-K.

Unless the context otherwise requires, references in this section to “we”, “us”, “our,”, the “Company” and “Quantum-Si” refer to Quantum-Si Incorporated and its subsidiaries following the Business Combination, or to Legacy Quantum-Si or HighCape prior to the Business Combination, as the case may be.

Risks Related to Our Financial Condition and Capital Requirements

We are an early-stage life sciences technology company with a history of net losses, which we expect to continue, and we may not be able to generate meaningful revenues or achieve and sustain profitability in the future.

We are an early-stage life sciences technology company, and have incurred significant losses since Legacy Quantum-Si was formed in 2013, and expect to continue to incur losses in the future. We incurred net losses of $95.0 million, $36.6 million and $35.8 million in the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $267.2 million. These losses and accumulated deficit were primarily due to the substantial investments made to develop and improve our technology. Over the next several years, we expect to continue to devote substantially all of our resources towards continuing development and future commercialization of our products and research and development efforts for additional products. These efforts may prove more costly than we currently anticipate. We have not generated any product revenue and may never generate revenue sufficient to offset our expenses, or at all. In addition, as a public company, we incur significant legal, accounting, administrative, insurance and other expenses that we did not previously incur as a private company. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. We will eventually need to transition from a company with a focus on research and development to a company capable of supporting commercial activities as well, and we may not be successful in such a transition. We have encountered in the past, and we expect to  encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in emerging and rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, financial condition, results of operations and cash flows could be adversely affected.

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

Our operations have consumed substantial amounts of cash since inception. We expect to expend substantial additional amounts to commercialize our products and to develop new products. We expect to use the funds we received in connection with the Business Combination to develop and commercialize our products, develop new products, and for working capital and general corporate purposes. We may require additional capital to develop and commercialize our products and to develop new products. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned.

We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any future financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our Class A common stock to decline. The incurrence of indebtedness could result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable, and we may be required to relinquish rights to some of our technologies or products or otherwise agree to terms that are unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, raising additional capital through the issuance of equity or debt securities would cause dilution to holders of our equity securities and/or increased fixed payment obligations, and may affect the rights of then-existing holders of our equity securities. Furthermore, these securities may have rights senior to those of our Class A common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects. Even if we believe that we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

The success of life sciences products is due, in large part, to acceptance by the scientific community and their adoption of certain products in the applicable field of research. The life sciences scientific community is often led by a small number of early adopters and key opinion leaders who significantly influence the rest of the community through publications in peer-reviewed journals. In such journal publications, the researchers will describe not only their discoveries, but also the methods, and typically the products used, to fuel such discoveries. Mentions in peer-reviewed journal publications is a driver for the general acceptance of life sciences products, such as our products. During the early access limited release phase of our commercialization launch plan, we have, and intend to continue to, collaborate with a small number of key opinion leaders who are highly skilled at evaluating novel technologies and whose feedback can help us solidify our commercialization plans and processes. Ensuring that early adopters and key opinion leaders publish research involving the use of our products during the early access limited release phase is critical to ensuring our products gain widespread scientific acceptance. In addition, continuing collaborative relationships with such key opinion leaders will be vital to maintaining any market acceptance we achieve. If too few researchers describe the use of our products, too many researchers shift to a competing product and publish research outlining their use of that product or too many researchers negatively describe the use of our products in publications, it may drive customers away from our products and it may delay our progression towards the broad commercial release phase of our commercialization plan.

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

We may not be successful in addressing each of these criteria or other criteria that might affect the market acceptance of any products we commercialize. If we are unsuccessful in achieving and maintaining market acceptance of our products, our business, financial condition, results of operations and cash flows will be adversely affected.

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

The COVID-19 pandemic and efforts to reduce its spread have adversely impacted, and are expected to continue to materially and adversely impact our business and operations.

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

Environmental, social and governance matters may impact our business and reputation.

Increasingly, in addition to the importance of their financial performance, companies are being judged by their performance on a variety of environmental, social and governance (“ESG”) matters, which are considered to contribute to the long-term sustainability of companies’ performance.

A variety of organizations measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are becoming increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, the company’s efforts and impacts on climate change and human rights, ethics and compliance with law, and the role of the company’s board of directors in supervising various sustainability issues.

The severity and frequency of weather-related natural disasters has been amplified, and is expected to continue to be amplified by, global climate change. Such natural disasters have caused, and in the future may cause, damage to and/or disrupt our operations, which may result in a material adverse effect on our business and results of operations. Our suppliers, vendors and business partners also face similar risks, and any disruption to their operations could have an adverse effect on our supply and manufacturing chain.

Climate change has had significant legislative and regulatory effects on a global basis, and there are expected to be additional changes to the regulations in these areas. These changes could directly increase the cost of energy, which may have an impact on the way we manufacture products or utilize energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials we use in our products and the cost of compliance. Other regulations in the environmental area may require us to continue to monitor and ensure proper disposal or recycling of our products.

In light of investors’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s expectations as to our proper role. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, share price, financial condition, results of operations or cash flows, including the sustainability of our business over time.

If we do not sustain or successfully manage our anticipated growth, our business and prospects will be harmed.

Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. As of December 31, 2021, we had 153 employees. We expect that we will need to hire additional accounting, finance and other personnel in connection with the requirements of being a public company. Our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We may face challenges integrating, developing and motivating our rapidly growing employee base. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel. If we do not successfully manage our anticipated growth, our business, results of operations, financial condition and prospects will be harmed.

We are currently undergoing a leadership transition, and we depend on our key personnel and other highly qualified personnel, and if we are unable to recruit, train and retain our personnel in the future, we may not achieve our goals.

On February 8, 2022, John Stark, our then-Chief Executive Officer and member of our board of directors, stepped down from all of his positions with us. Jonathan M. Rothberg, Ph.D., the Executive Chairman of the board of directors, was appointed by the board of directors as Interim Chief Executive Officer to succeed Mr. Stark while we search for Mr. Stark’s replacement. While we have confidence in Dr. Rothberg and our remaining leadership team, including the board of directors, the uncertainty inherent in this ongoing leadership transition may be difficult to manage, may cause concerns from third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees.

Our future success depends upon our ability to recruit, train, retain and motivate key personnel, including our senior management team, as well as our research and development team and manufacturing and sales and marketing personnel. Our senior management team, including Jonathan M. Rothberg, Ph.D., our Interim Chief Executive Officer and Executive Chairman; Claudia Drayton, our Chief Financial Officer; Michael P. McKenna, Ph.D., our President and Chief Operating Officer, Matthew Dyer, Ph.D., our Chief Business Officer, and Christian LaPointe, Ph.D., our General Counsel and Corporate Secretary, is critical to our vision, strategic direction, product development and commercialization efforts. The departure of one or more of our executive officers, senior management team members, or other key employees could be disruptive to our business until we are able to hire qualified successors. We do not maintain “key person” life insurance on our senior management team.

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

While we have initiated the early access limited release phase of our commercialization plan, which we expect to continue in 2022, we do not expect to have broad commercial availability for our products, for RUO, until the second half of 2022. If we are able to successfully commercialize our products, we expect that we will generate substantially all of our revenue from the sale of our instruments and consumables. There can be no assurance that we will be able to successfully commercialize our products, design other products that will meet the expectations of our customers or that any of our future products will become commercially viable. As technologies change in the future for life sciences research tools in general and in proteomics and genomics technologies specifically, we will be expected to upgrade or adapt our products in order to keep up with the latest technology. To date, we have limited experience simultaneously designing, testing, manufacturing and selling products and there can be no assurance we will be able to do so. Our sales expectations are based in part on the assumption that our products will increase study sizes for our future customers and their associated purchases of our consumables. If sales of our instruments fail to materialize, so will the related consumable sales and associated revenue.

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

We expect that substantially all of our sales revenue in the near term will be generated from sales of RUO, protein sequencing products to academic institutions and other research institutions. Much of these customers’ funding will be, in turn, provided by various state, federal and international government agencies. As a result, the demand for our products will depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

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

We rely on a small number of contract manufacturers to manufacture and supply our instruments. Since our contracts with these manufacturers do not commit them to carry inventory or make available any particular quantities, these manufacturers may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. Further, if these manufacturers are unable to obtain critical components used in our instruments or supply our instruments on the timelines we require, our business and commercialization efforts would be harmed.  In November 2021, we acquired one of our key suppliers in the semiconductor chip assembly and packaging business, Majelac Technologies LLC.

In the event it becomes necessary to utilize a different contract manufacturer for our products, we would experience additional costs, delays and difficulties in doing so as a result of identifying and entering into an agreement with a new manufacturer as well as preparing such new manufacturer to meet the logistical requirements associated with manufacturing our instruments, and our business would suffer. In addition, once our products are authorized for use by the FDA as medical devices, we will need to contract with FDA-registered device establishments that are able to comply with current Good Manufacturing Practice requirements that are set forth in the QSR, unless explicitly exempted by regulation.

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

As we continue to scale commercially and develop new products, and as our products incorporate increasingly sophisticated technology, it will be increasingly difficult to ensure our products are produced in the necessary quantities without sacrificing quality. There is no assurance that we will be able to continue to manufacture our instruments so that we consistently achieve the product specifications and produce results with acceptable quality. Our kits, chips, and other consumables have a limited shelf life, after which their performance is not ensured. We have not completed accelerated stability testing for our consumables. Shipment of consumables that effectively expire early or shipment of defective instruments or consumables to customers may result in recalls and warranty replacements, which would increase our costs, and depending upon current inventory levels and the availability and lead time for additional inventory, could lead to availability issues. Any future design issues, unforeseen manufacturing problems, such as contamination of our or our manufacturers’ facilities, equipment malfunctions, aging components, quality issues with components and materials sourced from third-party suppliers, or failures to strictly follow procedures or meet specifications, may have a material adverse effect on our brand, business, results of operations and financial condition and could result in our or our third-party manufacturers losing International Organization for Standardization (ISO) quality management certifications. If our third-party manufacturers fail to maintain ISO quality management certifications, customers might choose not to purchase products from us.

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

We rely on third party foundries to produce wafers, which when packaged and tested internally, lead to our supply of chips. If these third party foundries should fail or not perform satisfactorily, our ability to supply chips would be negatively and adversely affected.

We currently rely on third-party foundries for the production of wafers, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. If any of these third parties were not able to supply our wafers, our chip supply would be negatively impacted and our business would be harmed.

In the event it becomes necessary to utilize a different third party for the production of wafers, we would experience additional costs and significant delays, including identifying and entering into an agreement with a new foundry partner as well as preparing such new foundry partner to meet the logistical requirements associated with producing our wafers, which would further harm our business.

In addition, if we were to lose such third party foundries, there can be no assurance that we will be able to identify or enter into agreements with alternative foundries on a timely basis on acceptable terms, if at all. An interruption in our ability to sell and deliver chips to customers could occur if we encounter delays or difficulties in securing these wafers, ~~or~~ if the quality of the wafers supplied do not meet specifications, or if we cannot then obtain an acceptable substitute. If any of these events occur, our business and operating results could be harmed.

Our products could have defects or errors, which may give rise to claims against us and adversely affect our business, financial condition,  results of operations and cash flows.

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

If our products contain defects, we may experience:

•	a failure to achieve market acceptance for our products or expansion of our product sales;
•	loss of customer orders and delay in order fulfillment;
•	damage to our brand reputation;
•	loss of revenue;
•	increased warranty and customer service and support costs due to product repair or replacement;
•	product recalls or replacements;
•	inability to attract new customers;
•	diversion of resources from our manufacturing and research and development team into our service team; and
•	legal claims against us, including product liability claims, which could be costly and time consuming to defend and result in substantial damages.

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

Our products may not compete favorably and we may not be successful in the face of increasing competition from products and technologies introduced by our existing or future competitors, companies entering our markets or developed by our customers internally. In addition, our competitors may have or may develop products or technologies that currently or in the future will enable them to produce competitive products with greater capabilities or at lower costs than ours or that are able to run comparable experiments at a lower total experiment cost. Any failure to compete effectively could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

In addition to our acquisition of Majelac, we may acquire other companies or technologies which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

In addition to our acquisition of Majelac, we may in the future seek to acquire or invest in businesses, applications or technologies that we believe could complement or expand our existing or future products, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain the expected benefits of any acquisition or investment.

Other than the acquisition of Majelac, to date, the growth of our operations has been organic, and we have limited experience in acquiring other businesses or technologies. We may not be able to successfully integrate acquired personnel, operations and technologies, or effectively manage the combined business following an acquisition. Acquisitions could also result in dilutive issuances of equity securities, the use of our available cash, or the incurrence of debt, which could harm our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.

We may seek to enter into strategic collaborations and licensing arrangements with third parties, but we may not be successful in establishing or maintaining such arrangements.

We may seek to enter into strategic collaborations and licensing agreements with third parties to develop products, including products based on our Time-DomainTM Sequencing technology, such as the creation and identification of content and development of new applications. However, there is no assurance that we will be successful in doing so. Establishing collaborations and licensing arrangements is difficult and time-consuming, and discussions may not lead to collaborations or licenses on favorable terms, if at all. Even if we establish such relationships, if our partners do not prioritize and commit sufficient resources to develop and sell products, they may never result in the successful development or commercialization of products.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2021, we had federal net operating loss carryforwards (“NOLs”) to offset future taxable income of approximately $237.1 million, of which $65.5 million will begin to expire in 2033 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset post-change taxable income. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period (calculated on a rolling basis). Our existing NOLs may be subject to limitations arising out of previous ownership changes and we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes, including the Business Combination and related transactions. In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

Our Guilford, Connecticut, facilities house our corporate, research and development and quality assurance teams. In June 2021, we entered into a lease for a product development and operations facility in San Diego, California, which commenced in September 2021. Additionally, in December 2021, we entered into a lease agreement with Winchester Office LLC to develop a new headquarters located at 115 Munson Street, New Haven, Connecticut, and we expect to begin relocating to the new headquarters in the first half of 2022. Our instruments are manufactured at our third-party manufacturer’s facilities in the United States and internationally, and our consumables are manufactured at various locations in the United States including our facility in Garnet Valley, Pennsylvania that we acquired in November 2021, and internationally.

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

If our security measures, or those of our vendors and partners, are compromised due to any cybersecurity attacks or data security breaches, including as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed, we could become subject to litigation and we could incur significant expense and liability. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors and partners, it could negatively impact our ability to serve our customers, which could adversely impact our business, financial condition, results of operations and prospects. If operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring functionality on an acceptable timeframe. In addition, data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the exposure of personal information, including sensitive personal information, of our employees, customers and others, any of which could have a material adverse effect on our business, reputation, financial condition, results of operations and cash flows.

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

Our protein sequencing products are currently labeled and promoted, and are, and in the near-future will be, sold primarily to academic and research institutions and research companies as RUO products. They are not currently designed, or intended to be used, for clinical diagnostic purposes or as medical devices. If we elect to label and market our products for use as, or in the performance of, clinical diagnostics in the United States, thereby subjecting them to FDA regulation as medical devices, we would be required to obtain pre-market 510(k) clearance or pre-market approval from the FDA, unless an exception applies.

In the future, we plan to develop and market our products for clinical or diagnostic uses in the United States, thereby subjecting us to FDA regulation as in vitro diagnostics (“IVD”) medical devices. At that time, we would be required to obtain pre-market clearance, pre-market approval, or other marketing authorization from the FDA, unless an exception applies. Because there are no high-throughput protein sequencing machines or analyzers intended for clinical use that have previously gone through a pre-market review and authorization process by the FDA, there is no available predicate device to support a 510(k) pre-market notification. In addition, it is presently unclear what level of risk the agency will assign to such products, what special controls may be imposed on such products (if any), and what regulatory requirements would be applicable to such products. We anticipate using a De Novo classification request for any future clinical IVD product we may seek to market in the United States, although a 510(k) pre-market notification or pre-market approval (“PMA”) may become necessary. Any pre-market application for an IVD medical device can be expensive and time-consuming to prepare, and the FDA review times may be several months to several years. There can be no guarantee that we will be able to obtain the appropriate marketing authorization for our protein sequencing products that are developed for clinical or diagnostic intended uses.

We may in the future register with the FDA as a specification developer and list some of our ancillary products with the FDA as Class I general purpose laboratory equipment, subjecting us to ongoing inspections by the FDA. While this regulatory classification is exempt from certain FDA requirements, such as the need to submit a pre-market notification commonly known as a 510(k), and some of the requirements of the FDA’s Quality System Regulations (“QSR”), those device products would be subject to mandatory general controls that apply to all classes of medical devices. In addition to establishment registration, device listing and compliance with applicable QSR, general controls include compliance with FDA regulations for labeling, reporting adverse events or malfunctions for the products, and general prohibitions against misbranding and adulteration.

There can be no assurance that future products for which we may seek pre-market clearance or approval will be approved or cleared by FDA or a comparable foreign regulatory authority on a timely basis, if at all, nor can there be assurance that labeling claims will be consistent with our anticipated claims or adequate to support continued adoption of such products. Compliance with FDA or comparable foreign regulatory authority regulations will require substantial costs, and subject us to heightened scrutiny by regulators and substantial penalties for failure to comply with such requirements or the inability to market our products. The lengthy and unpredictable pre-market clearance or approval process, as well as the unpredictability of the results of any required clinical studies, may result in us failing to obtain regulatory clearance or approval to market such products, which would significantly harm our business, results of operations, reputation, and prospects.

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

Although our current protein sequencing products are labeled, promoted, and sold as RUO products that are therefore not regulated as IVD medical devices, the FDA or comparable agencies of other countries could disagree with our conclusion that our products are intended for RUO or deem our sales, marketing and promotional efforts as being inconsistent with the criteria for RUO products. For example, our customers may independently elect to use our RUO labeled products in their own Laboratory Developed Tests (“LDTs”) for clinical diagnostic uses, which could subject our products to government regulation, and regulatory requirements related to marketing, selling, and distribution of RUO products could change or be uncertain, even if clinical uses of our RUO products by our customers were done without our consent. FDA reviews the totality of the circumstances when it comes to evaluating whether equipment and testing components are properly labeled as RUO and takes the position that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, and other regulatory requirements if the circumstances surrounding the distribution, marketing and promotional practices indicate that the manufacturer knows its products are, or intends for its products to be, used for clinical diagnostic purposes. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, results of operations or cash flows could be adversely affected.

For a number of years, the FDA has exercised its regulatory enforcement discretion not to regulate LDTs as medical devices if created and used within a single laboratory. However, the FDA has been reconsidering its enforcement discretion policy and has commented that regulation of LDTs may be warranted because of the growth in the volume and complexity of testing services utilizing LDTs, although it would most likely need to promulgate such a significant policy change via notice-and-comment rulemaking. In addition, in March 2020, a bipartisan group of U.S. Senate and House lawmakers formally introduced long-awaited legislation to reform the FDA’s authorities over medical devices that are also in vitro diagnostic products. The bill, called the Verifying Accurate, Leading-edge IVCT Development (“VALID”) Act, would codify into law the term “in vitro clinical test”, to create new medical product category separate from medical devices that includes products currently regulated as IVDs as well as LDTs. A substantively unchanged version of the VALID Act was re-introduced in both houses of Congress on June 24, 2021. It is unclear whether the VALID Act would be passed by Congress in its current form or signed into law by the President.

Any future legislative or administrative rule making or oversight of LDTs, if and when finalized, may impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws. We cannot predict how these various efforts will be resolved, how Congress or the FDA will regulate LDTs in the future, or how that regulatory system will impact our business. Changes to the current regulatory framework, including the imposition of additional or new regulations, including regulation of our products, could arise at any time during the development or marketing of our products, which may negatively affect our ability to obtain or maintain FDA or comparable regulatory approval of our products, if required. Further, sales of devices for diagnostic purposes may subject us to additional healthcare regulation and enforcement by the applicable government agencies. Such laws include, without limitation, state and federal anti-kickback or anti-referral laws, healthcare fraud and abuse laws, false claims laws, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Physician Payments Sunshine Act and related transparency and manufacturer reporting laws, and other laws and regulations applicable to medical device manufacturers.

Our reagents may be used by clinical laboratories to create LDTs, which could, in the future, become subject to some form of FDA regulatory requirements, which could materially and adversely affect our business and results of operations.

We may in the future register with the FDA as a specification developer and list ancillary products such as customized reagents with the FDA as Class I general purpose laboratory equipment and reagents. A clinical laboratory could potentially use our custom-manufactured reagents to create what is called a LDT. LDTs are diagnostic tests that are developed, validated and performed by a single clinical laboratory operating in compliance with the Clinical Laboratory Improvement Amendments (“CLIA”), and under the oversight of the Centers for Medicare & Medicaid Services (“CMS”). Historically, FDA has generally exercised enforcement discretion not to regulate LDTs as medical devices. The FDA has been reconsidering its enforcement discretion policy in recent years and has commented that regulation of LDTs may be warranted because of the growth in the volume and complexity of testing services utilizing LDTs, such as genetic testing services, although the agency would most likely need to promulgate such a significant policy change via notice-and-comment rulemaking. In addition, in March 2020, a bipartisan group of U.S. Senate and House lawmakers formally introduced long-awaited legislation to reform the FDA’s authorities over medical devices that are also in vitro diagnostic products. The bill, called the VALID Act, would codify into law the term “in vitro clinical test” to create new medical product category separate from medical devices that includes products currently regulated as IVDs as well as those that are LDTs. A substantively unchanged version of the VALID Act was re-introduced in both houses of Congress on June 24, 2021. It is unclear whether the VALID Act would be passed by Congress in its current form or signed into law by the President. Any future legislative or administrative rule making or oversight of LDTs, if and when finalized, could decrease demand for our reagents by affecting how customers can use those products. Additionally, compliance with additional regulatory burdens could be time consuming and costly for our customers. We cannot predict how these various efforts will be resolved, how Congress or the FDA will regulate LDTs in the future, or how that regulatory system will impact our business.

Further, the FDA may disagree that such products are Class 1 medical devices and require us to obtain pre-market clearance or approval before we can continue to sell our reagent products to certain customers.

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

•
HIPAA, which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•
the federal Physician Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, to report annually to CMS, information related to payments and other transfers of value to physicians, which is defined broadly to include doctors, dentists, optometrists, podiatrists and chiropractors teaching hospitals and certain advanced non-physician healthcare practitioners; and

•
analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients.

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

In addition, members of our management and companies with which they are affiliated or have been affiliated with in the past, have been, and may in the future be, involved in investigations, prosecutions, convictions or settlements in the healthcare industry. For example, Kevin Rakin, a member of our board of directors, was named as a defendant in United States ex rel. Webb v. Advanced BioHealing, Inc. (“ABH”), a whistleblower suit relating to sales methods employed by sales representatives of ABH, a biotechnology company for which Mr. Rakin served as its chief executive officer. All claims in the lawsuit were dismissed with prejudice pursuant to a settlement agreement, in which Mr. Rakin expressly denied that he engaged in any wrongful conduct, and Mr. Rakin agreed to pay to the United States $2.5 million. Any investigations, prosecutions, convictions or settlements involving members of our management and companies with which they are or have been affiliated may be detrimental to our reputation and could negatively affect our business, financial condition, results of operations and cash flows.

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

In the ordinary course of our business, we currently, and in the future will, collect, store, transfer, use or process sensitive data, including personally identifiable information of employees. The secure processing, storage, maintenance, and transmission of this critical information are vital to our operations and business strategy. We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects.

In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (CCPA), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide disclosures regarding information practices to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in the election of November 3, 2020. The CPRA will modify the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. In addition, U.S. and international laws and regulations that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the United States and GDPR in the European Union) may be subject to evolving interpretations or applications. Furthermore, defending a suit, regardless of its merit, could be costly, divert management’s attention and harm our reputation. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted.

Furthermore, regulations promulgated pursuant to HIPAA, establish privacy and security standards that limit the use and disclosure of individually identifiable health information (known as “protected health information”) and require the implementation of administrative, physical and technology safeguards to protect the privacy and security of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining HIPAA applicability to our operations as they evolve, obligations under applicable privacy standards and our contractual obligations can require complex factual and regulatory analyses and may be subject to differing or changing interpretations. Although we take measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, manipulated, publicly disclosed, lost or stolen. Any such access, breach or other loss of information could result in legal claims or proceedings, and liability for us or our customers under federal or state laws that protect the privacy of health information, such as HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and regulatory penalties. Notice of certain breaches may be required to affected individuals, the Secretary of the Department of Health and Human Services, and for extensive breaches, notice may also need to be made to the media.  Additionally, state law may require notice to state Attorneys General. Such notices could harm our reputation and our ability to compete.

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

Our potential customer base for future clinical diagnostic applications of our protein sequencing technologies may be active on social media. We intend to engage through those platforms to elevate our national marketing presence, both for our RUO product offerings and any future medical device product offerings. Social media practices in the medical device and biopharmaceutical industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us or our products on any social networking website. If these events were to occur or we otherwise fail to comply with any applicable regulations, we could incur liability, face restrictive regulatory actions or experience other harms to our business.

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

In addition, the patent position of life sciences technology companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries or regions may diminish the value of our intellectual property. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights presents a reasonably limited degree of uncertainty. It is possible that some of our pending patent applications will not result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide any competitive advantages, or may be challenged, narrowed and/or invalidated by third parties. There exists some degree of uncertainty over the breadth of claims that may be allowed or enforced in our patents or in third-party patents. It is possible that third parties will attempt to design around our current or future patents such that we cannot prevent such third parties from using similar technologies and commercializing similar products to compete with us. Some of our owned or licensed patents or patent applications may be challenged at a future point in time and we may not be successful in defending any such challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the narrowing, unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation or other proceedings can be uncertain, and any attempt by us to enforce our patent rights against others or to challenge the patent rights of others may not be successful, or, regardless of success, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business. Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Proceedings to enforce our or our licensors’ patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business, could put us and our licensors’ patents at risk of being invalidated or interpreted narrowly and our licensors’ patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We and our licensors may not prevail in any lawsuits that we or our licensors initiate, or that are initiated against us or our licensors, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our products, services and other technologies and the enforcement of intellectual property. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition. In addition, third parties have filed, and may in the future file, for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If such third parties were to succeed in registering or developing common law rights in any other trademarks that are similar or identical to our trademarks, and if we are not successful in challenging such rights and defending against challenges to our trademarks, we may not be able to use such trademarks to develop brand recognition of our technologies, products or services. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Further, we have and may in the future enter into agreements with owners of such third party trade names or trademarks to avoid potential trademark litigation which may limit our ability to use our trade names or trademarks in certain fields of business. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business, financial condition, results of operations and prospects may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources. Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a utility patent is generally 20 years from its earliest U.S. non-provisional filing date. While extensions may be available, the life of a patent, and the protection it affords, is limited. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. Even if patents covering our products are obtained, once the patent life has expired, we may be open to additional competition from competitive products. If one of our products requires extended development, testing and/or regulatory review, patents protecting such products might expire before or shortly after such products are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to our products, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our success may depend in part on the ability of our licensors and any future licensors to obtain, maintain and enforce patent protection for our licensed intellectual property. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products and technologies for sale, which could materially adversely affect our competitive business position and harm our business prospects, financial condition, results of operations or cash flows.

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

In addition, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties. For example, the U.S. government has certain rights, including march-in rights, to patent rights and technology funded by the U.S. government and licensed to us from Boreal and the University of British Columbia. When new technologies are developed with government funding, in order to secure ownership of such patent rights, the recipient of such funding is required to comply with certain government regulations, including timely disclosing the inventions claimed in such patent rights to the U.S. government and timely electing title to such inventions. Any failure to timely elect title to such inventions may permit the U.S. government to, at any time, take title in such inventions. Additionally, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention or to have others use the invention on its behalf. If the government decides to exercise these rights, it is not required to engage us as our contractor in connection with doing so. These rights may permit the U.S. government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The U.S. government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the government of any of the foregoing rights could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Risks Related to Our Securities and to Being a Public Company

Our outstanding warrants became exercisable for our Class A common stock in September 2021, which increased the number of shares eligible for future resale in the public market and resulted in dilution to our stockholders.

Following the Business Combination, there were 3,833,319 outstanding warrants issued in connection with the initial public offering of HighCape (the “Public Warrants”) to purchase 3,833,319 shares of our Class A common stock at an exercise price of $11.50 per share, which warrants became exercisable on September 9, 2021, 12 months from the closing of HighCape’s initial public offering, which occurred on September 9, 2020. In addition, there are 135,000 private placement warrants (the “Private Warrants”) to purchase 135,000 shares of our Class A common stock at an exercise price of $11.50 per share. In certain circumstances, the Public Warrants and Private Warrants may be exercised on a cashless basis. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock, the impact of which is increased as the value of our stock price increases.

Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (“SPACs”) (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, HighCape reevaluated the accounting treatment of its Public Warrants and Private Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheets as of December 31, 2021 and December 31, 2020 are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors that are outside of our control. Due to the recurring fair value measurement, it is expected that we will recognize non-cash gains or losses on the warrants each reporting period and that the amount of such gains or losses could be material.

We have identified material weaknesses in our internal control over financial reporting. If our remediation measures are ineffective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to report our financial condition, results of operations or cash flows accurately or in a timely manner, which may adversely affect investor confidence in us and, as a result, materially and adversely affect our business and the value of our Class A common stock.

We have identified two material weaknesses in our internal control over financial reporting.

As previously disclosed in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2020, we identified a material weakness in our internal control over financial reporting related to inaccurate accounting for the Public Warrants and Private Warrants issued in connection with HighCape’s initial public offering. Management identified this error when the SEC issued the SEC Statement. The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued in connection with HighCape’s initial public offering in September 2020. This control deficiency resulted in us having to restate our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020, has not been remediated yet, and if not remediated, could result in a material misstatement to future annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

In connection with Legacy Quantum-Si’s financial statement close process for the years ended December 31, 2020 and 2019, we identified a material weakness in the design and operating effectiveness of our internal control over financial reporting. Legacy Quantum-Si outsourced its accounting and financial reporting to a third-party service provider, and therefore as of and for the years ended December 31, 2021, 2020 and 2019, did not have its own finance function or finance or accounting professionals that had the requisite experience or were in a position to appropriately perform the supervision and review of the information received from that third-party service provider. As a result, during the three months ended September 30, 2021, we identified a presentation error of the basic and diluted net loss per share calculation including the weighted-average common stock for the three and six months ended June 30, 2021, which was provided by a third-party service provider. This presentation error was due to the material weakness in our ability to appropriately perform the supervision and review of the information received from the third-party service provider as discussed above.

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

In addition, as a result of such material weakness, the restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our consolidated financial statements. We can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We design our disclosure controls and procedures to reasonably assure that information we are required to disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosure due to error or fraud may occur and we may not detect them.

Any failure to maintain effective internal controls and procedures over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows.

There can be no assurance that the warrants will be in the money prior to their expiration, and they may expire worthless.

The exercise price for our outstanding warrants is $11.50 per share of our Class A common stock. There can be no assurance that the warrants will be in the money prior to their expiration, and as such, the warrants may expire worthless.

There are currently outstanding an aggregate of 3,968,319 warrants to acquire shares of our Class A common stock, which comprise 135,000 Private Warrants held by HighCape’s initial stockholders at the time of HighCape’s initial public offering and 3,833,319 Public Warrants. Each of our outstanding whole warrants is exercisable as of September 9, 2021, for one share of our Class A common stock in accordance with its terms. Therefore, as of December 31, 2021, if we assume that each outstanding whole warrant is exercised and one share of HighCape Class A common stock is issued as a result of such exercise, with payment of the exercise price of $11.50 per share, our fully-diluted share capital would increase by a total of 3,968,319 shares, with approximately $45.6 million paid to us to exercise the warrants.

Because we are a “controlled company” within the meaning of the Nasdaq rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will qualify as a “controlled company” within the meaning of the Nasdaq listing rules. As of February 15, 2022, Dr. Rothberg controlled 80.1% of the voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards and are not subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii)  a compensation committee comprised solely of independent directors; and (iii) director nominees selected, or recommended for our board of director’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

Dr. Rothberg may have his interest in us diluted due to future equity issuances or his own actions in selling shares of our Class B common stock, in each case, which could result in a loss of the “controlled company” exemption under the Nasdaq listing rules. We would then be required to comply with those provisions of the Nasdaq listing requirements.

The dual class structure of our common stock has the effect of concentrating voting power with our Interim Chief Executive Officer and Executive Chairman of the Board and Founder, which will limit an investor’s ability to influence the outcome of important transactions, including a change in control.

Shares of our Class B common stock have 20 votes per share, while shares of our Class A common stock have one vote per share. Dr. Rothberg and his affiliates hold all of the issued and outstanding shares of our Class B common stock, and as of February 15, 2022, Dr. Rothberg and his affiliates held 80.1% of the voting power of our capital stock and is able to control matters submitted to our stockholders for approval, including the election of directors, amendments to our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Dr. Rothberg may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of our Class A common stock. If additional shares of our Class B common stock are issued, your shares and your votes may be significantly diluted.

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

Our certificate of incorporation provides that, unless we consent to the selection of an alternative forum, any (i) derivative action or proceeding brought on behalf of us; (ii) action asserting a claim of breach of a fiduciary duty owed by, or any other wrongdoing by, any current or former director, officer or other employee or stockholder of ours; (iii) action asserting a claim against us or any director or officer arising pursuant to any provision of the General Corporation Law of the State of Delaware (“DGCL”) or our certificate of incorporation or our bylaws; or (iv) action to interpret, apply, enforce, or determine the validity of any provisions in the certificate of incorporation of bylaws; or (v) action asserting a claim against us or any director or officer of ours governed by the internal affairs doctrine, shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware. Subject to the foregoing, the federal district courts of the United States are the exclusive forum for the resolution of any action, suit or proceeding asserting a cause of action under the Securities Act. The exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act. Any person or entity purchasing or otherwise acquiring an interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our certificate of incorporation. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that he, she or it believes to be favorable for disputes with us or our directors, officers or other employees or stockholders, which may discourage such lawsuits. We note that there is uncertainty as to whether a court would enforce these provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition, results of operations and cash flows and result in a diversion of the time and resources of our management and board of directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently maintain our executive offices at 530 Old Whitfield Street, Guilford, Connecticut 06437. We also occupy office and laboratory space in 485 Old Whitfield Street, Guilford, Connecticut, 351 New Whitfield Street, Guilford, Connecticut 5107 Pegasus Court (Suites F-M), Frederick, Maryland, 3000 El Camino Real (Suite 100), Palo Alto, California and 5510 Morehouse Drive, San Diego, California. While we consider our current office space adequate for our current operations, in December 2021, we entered into a lease agreement for office space located at 115 Munson Street, New Haven, Connecticut 06511, which we expect to serve as our new headquarters beginning in the first half of 2022.  We have our semiconductor chip assembly and packaging business that we acquired in November 2021 at 3070 McCann Farm Drive, Garnet Valley, Pennsylvania.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to the Closing of the Business Combination on June 10, 2021, HighCape’s units, Class A common stock and public warrants were listed on the Nasdaq under the symbols “CAPAU,” “CAPA,” and “CAPAW,” respectively. Upon the closing of the Business Combination, we changed our name to “Quantum-Si Incorporated” and our Class A common stock and warrants to purchase Class A common stock began trading on the Nasdaq under the symbols “QSI” and “QSIAW”, respectively.

Stockholders

As of February 15, 2022 we had approximately 118,727,725 shares of Class A common stock issued and outstanding held of record by 99 holders, approximately 19,937,500 shares of Class B common stock issued and outstanding held of record by 2 holders, approximately 3,833,319 public warrants held of record by 1 holder and 135,000 private placement warrants issued in connection with HighCape’s initial public offering held of record by 1 holder, each exercisable for one share of Class A Common Stock at a price of $11.50 per share.
There is no public market for our Class B common stock.

Dividends

We have not paid any cash dividends on our Class A common stock to date and we do not anticipate paying any cash dividends in the foreseeable future. The payment of cash dividends is subject to the discretion of our board of directors and may be affected by various factors, including our future earnings, financial condition, capital requirements, share repurchase activity, current and future planned strategic growth initiatives, levels of indebtedness, and other considerations our board of directors deem relevant.

Unregistered Sales of Equity Securities

In connection with an Asset Purchase Agreement, we entered into with Majelac and certain other parties thereto (the “Majelac Agreement”), on November 5, 2021, as partial consideration for the purchase price, we issued 535,715 shares of Class A common stock to Majelac, which are subject to certain restrictions. The issuance of these shares was pursuant to a private placement exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder. We expect the acquisition to secure semiconductor chip assembly and packaging capabilities in-house in order to secure our supply chain and support scaling commercialization efforts. An additional 59,523 shares of Class A common stock will be issued to Majelac 12 months after November 5, 2021 less the number of shares of Class A common stock that may be required to satisfy any unresolved claims for indemnification, if any.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended December 31, 2021.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our” the “Company” and “Quantum-Si” are intended to mean the business and operations of Quantum-Si Incorporated and its consolidated subsidiaries. The consolidated financial statements for the years ended December 31, 2021, 2020 and 2019, respectively, present the financial position and results of operations of Quantum-Si Incorporated and its consolidated subsidiaries.

Overview

We are an innovative life sciences company with the mission of transforming single molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell. We have developed a proprietary universal single molecule detection platform that we are first applying to proteomics to enable Next Generation Protein Sequencing (“NGPS”), the ability to sequence proteins in a massively parallel fashion (rather than sequentially, one at a time), and can be used for the study of nucleic acids. We believe that with the ability to sequence proteins in a massively parallel fashion and offer a simplified workflow with a faster turnaround time, NGPS has the potential to unlock significant biological information through improved resolution and unbiased access to the proteome at a speed and scale that is not available today. Traditionally, proteomic workflows to sequence proteins required days or weeks to complete. Our platform is designed to offer a single-day workflow including both sample preparation and sequencing. Our platform is comprised of the Carbon™ automated sample preparation instrument, the Platinum™ NGPS instrument, the Quantum-Si Cloud™ software service, and reagent kits and chips for use with our instruments. We intend to follow a systematic, phased approach to successfully launch and commercialize our platform, for research use only (“RUO”), in the second half of 2022, and have initiated our early access limited release to enable key thought leaders early access to our platform in 2021. We believe we are the first company to successfully enable NGPS on a semiconductor chip, thus digitizing a massive proteomics opportunity, which allows for a massively parallel solution at the ultimate level of sensitivity —single molecule detection.

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

We have not incurred any significant impairment losses in the carrying values of our assets as a result of the COVID-19 pandemic and are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in our consolidated financial statements.

Business Combination

On June 10, 2021, we consummated the previously announced Business Combination. The Business Combination was approved by HighCape’s stockholders at its special meeting held on June 9, 2021. The transaction resulted in the combined company being renamed “Quantum-Si Incorporated” and Legacy Quantum-Si being renamed “Q-SI Operations Inc.” The combined company’s Class A common stock and warrants to purchase Class A common stock commenced trading on Nasdaq on June 11, 2021 under the symbol “QSI” and “QSIAW”, respectively. As a result of the Business Combination, we received proceeds of approximately $511.2 million on the day of the Closing.  See Note 3 “Business Combination” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information regarding the business combination.

Acquisition

Pursuant to the terms and conditions of an Asset Purchase Agreement by and among the Company, Majelac Technologies LLC (“Majelac”), and certain other parties, on November 5, 2021  (the “Closing Date”), the Company acquired certain assets and assumed certain liabilities of Majelac, a privately-owned company providing semiconductor chip assembly and packaging capabilities located in Pennsylvania, for $4.6 million in cash including $0.1 million in reimbursement for certain recently purchased equipment, and 535,715 shares of Class A common stock, valued at $4.2 million, issued to Majelac subject to certain restrictions. An additional 59,523 shares of Class A common stock valued at $0.5 million will be issued to Majelac 12 months after the Closing Date less the number of shares of Class A common stock that may be required by the buyer indemnitees to satisfy any unresolved claims for indemnification, if any. The Company also assumed the legal fees of Majelac of $0.1 million. Additional purchase price consideration of $0.5 million in cash will be paid 6 months after the Closing date less any amount that may be required by the buyer indemnitees to satisfy any unresolved claims for indemnification, if any. We may pay up to an additional $0.8 million valued at $0.5 million subject to certain future milestones being met. The acquisition brings semiconductor chip assembly and packaging capabilities in-house to secure our supply chain and support scaling commercialization efforts.  Prior to the acquisition, Majelac was a vendor of the Company. See Note 4 “Acquisition” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information regarding the Majelac acquisition.

Recent Developments

Effective February 8, 2022, John Stark’s employment with us as our Chief Executive Officer and his service as a member of our board of directors ended. We have launched a search for Mr. Stark’s replacement and, pending such replacement, Jonathan M. Rothberg, Ph.D., the Executive Chairman of our board of directors, will serve as Interim Chief Executive Officer. We and Mr. Stark entered into a separation agreement (the “Separation Agreement”), dated as of February 11, 2022, that provides that Mr. Stark is entitled to: (i) severance pay equal to $500,000, or one year of his current annual base salary, (ii) an annual bonus equal to $352,750 for the year ended December 31, 2021 and (iii) a special bonus equal to $250,000, provided that Mr. Stark did not revoke the Separation Agreement on or before February 18, 2022. The Separation Agreement also includes other customary provisions. A copy of the Separation Agreement is filed as Exhibit 10.8 to this Annual Report on Form 10-K.

Dr. Rothberg will not receive any additional compensation for serving as Interim Chief Executive Officer. Dr. Rothberg will also continue to serve as Executive Chairman of our board of directors.

Description of Certain Components of Financial Data

Research and development

Research and development expenses primarily consist of personnel costs and benefits, stock-based compensation, lab supplies, consulting and professional fees, fabrication services, rent expense, software, and other outsourced expenses. Research and development expenses are expensed as incurred. All our research and development expenses are related to developing new products and services. We expect to continue to make substantial investments in research and development activities in the future as we continue to invest in developing technologies in preparation for our anticipated commercialization.

General and administrative

General and administrative expenses primarily consist of personnel costs and benefits, stock-based compensation, patent and filing fees, professional services, legal and accounting services, facilities costs, depreciation expense and office expenses. We expect our general and administrative expenses to increase in the foreseeable future, mainly, as a result of operating as a public company.

Sales and marketing

Sales and marketing expenses primarily consist of personnel costs and benefits, stock-based compensation as well as consulting, product advertising and marketing. We expect sales and marketing expenses to increase in absolute dollars as we near our commercial launch date, which is expected in the second half of 2022.

Interest expense

Interest expense primarily consists of interest that was paid on our Paycheck Protection Program (“PPP”) loan.

Dividend income

Dividend income primarily consists of dividends earned on mutual funds in marketable securities.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities primarily consists of the change in the fair value of our publicly traded warrants (the “Public Warrants”) and our warrants sold in a private placement (the “Private Warrants”).

Other (expense), net

Other (expense), net primarily consists of unrealized losses on mutual funds in marketable securities.

Provision for income taxes

We utilize the asset and liability method of accounting for income taxes where deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized. We recorded a full valuation allowance as of December 31, 2021 and 2020. Based on the available evidence, we believe that it is more likely than not that we will be unable to utilize all of our deferred tax assets in the future.

Comparison of the Years Ended December 31, 2021 and 2020

Results of Operations

The following is a discussion of our results of operations for the years ended December 31, 2021 and 2020.

	Years ended December 31,
(in thousands, except for % changes)	2021	2020	% Change
Operating expenses:
Research and development	$46,575	$27,555	69.0%
General and administrative	46,377	7,984	480.9%
Sales and marketing	3,956	1,152	243.4%
Total operating expenses	96,908	36,691	164.1%
Loss from operations	(96,908)	(36,691)	164.1%
Interest expense	(5)	(9)	(44.4%)
Dividend income	2,549	97	2527.8%
Change in fair value of warrant liabilities	4,379	-	nm
Other (expense) income, net	(5,004)	(10)	49940.0%
Loss before provision for income taxes	(94,989)	(36,613)	159.4%
Provision for income taxes	-	-	nm
Net loss and comprehensive loss	$(94,989)	$(36,613)	159.4%

Research and development

	Years Ended December 31,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
Research and development	$46,575	$27,555	$19,020	69.0%

Research and development expenses increased by $19.0 million, or 69.0%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to an increase of $14.4 million in personnel costs as a result of increased headcount, including $4.4 million of stock-based compensation expense, as well as other internal and external product development activities.

General and administrative

	Years Ended December 31,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
General and administrative	$46,377	$7,984	$38,393	480.9%

General and administrative expenses increased by $38.4 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to an increase of $22.8 million in personnel costs as a result of increased headcount associated with investments to scale up our administrative and executive functions, including $18.0 million of stock-based compensation expense. In addition to personnel costs, the increase was primarily due to an increase of $9.8 million in consulting, legal and professional fees.  This increase included a $3.8 million payment to a third-party service provider in connection with the Closing of the Business Combination and a write off of Other assets – related party of $0.7 million in connection with the termination of our participation under the Amended and Restated Technology Services Agreement, most recently amended on November 11, 2020, by and among 4Catalyzer Corporation (“4C”), us and other participant companies controlled by the Rothberg family, as well as other general and administrative costs incremental to being a publicly traded company.

Sales and marketing

	Years Ended December 31,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
Sales and marketing	$3,956	$1,152	$2,804	243.4%

Sales and marketing expenses increased by $2.8 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to an increase of $1.9 million in personnel costs as a result of increased headcount, including $0.5 million of stock-based compensation expense, as well as an increase in consulting costs.

Interest expense

	Years Ended December 31,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
Interest expense	$(5)	$(9)	$4	(44.4%)

Interest expense on the PPP loan decreased for the year ended December 31, 2021 compared to the year ended December 31, 2020 as a result of the Company repaying the loan in full in June of 2021 in connection with the Business Combination.

Dividend income

	Years Ended December 31,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
Dividend income	$2,549	$97	$2,452	2527.8%

Dividend income increased by $2.5 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 as a result of higher invested cash balances in marketable securities.

Change in fair value of warrant liabilities

	Years Ended December 31,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
Change in fair value of warrant liabilities	$4,379	$-	$4,379	nm

Change in fair value of warrant liabilities resulted in a gain of $4.4 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The warrant liabilities were recorded as part of the Business Combination and therefore did not exist in the prior year.

Other (expense), net

	Years Ended December 31,		Change
(in thousands, except for % changes)	2021	2020	Amount	%
Other (expense), net	$(5,004)	$(10)	$(4,994)	49940.0%

Other (expense), net increased by $5.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily as a result of unrealized losses on cash invested in marketable securities.

Comparison of the Years Ended December 31, 2020 and 2019

Results of Operations

The following is a discussion of our results of operations for the years ended December 31, 2020 and 2019.

	Years ended December 31,
(in thousands, except for % changes)	2020	2019	% Change
Operating expenses:
Research and development	$27,555	$28,102	(1.9%)
General and administrative	7,984	7,884	1.3%
Sales and marketing	1,152	634	81.7%
Total operating expenses	36,691	36,620	0.2%
Loss from operations	(36,691)	(36,620)	0.2%
Interest expense	(9)	-	nm
Dividend income	97	823	(88.2%)
Change in fair value of warrant liabilities	-	-	nm
Other (expense) income, net	(10)	5	(300.0%)
Loss before provision for income taxes	(36,613)	(35,792)	2.3%
Provision for income taxes	-	-	nm
Net loss and comprehensive loss	$(36,613)	$(35,792)	2.3%

Research and development

	Years Ended December 31,		Change
(in thousands, except for % changes)	2020	2019	Amount	%
Research and development	$27,555	$28,102	$(547)	(1.9%)

Research and development expenses decreased by $0.5 million, or 1.9%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease was primarily driven by a decrease in stock-based compensation of $0.9 million and spending on lab supplies, test boards and equipment of $0.2 million, partially offset by increased costs for fabrication related services of $0.6 million.

General and administrative

	Years Ended December 31,		Change
(in thousands, except for % changes)	2020	2019	Amount	%
General and administrative	$7,984	$7,884	$100	1.3%

General and administrative expenses increased by $0.1 million, or 1.3%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was primarily driven by increased costs for outside services such as legal, accounting, and other professional fees.

Sales and marketing

	Years Ended December 31,		Change
(in thousands, except for % changes)	2020	2019	Amount	%
Sales and marketing	$1,152	$634	$518	81.7%

Sales and marketing expenses increased by $0.5 million, or 81.7%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was primarily driven by increased personnel costs of $0.3 million and marketing and professional fees of $0.2 million as a result of an increase in market research studies for the upcoming anticipated commercialization of our product.

Interest expense

	Years Ended December 31,		Change
(in thousands, except for % changes)	2020	2019	Amount	%
Interest expense	$(9)	$-	$(9)	nm

Interest expense for the year ended December 31, 2020 related to the PPP loan.  The PPP loan did not exist in the prior year.

Dividend income

	Years Ended December 31,		Change
(in thousands, except for % changes)	2020	2019	Amount	%
Dividend income	$97	$823	$(726)	(88.2%)

Dividend income decreased by $0.7 million, or 88.2% for the year ended December 31, 2020 compared to the year ended December 31, 2019 as a result of lower average cash balances and lower interest rates in 2020.

Other (expense) income, net

	Years Ended December 31,		Change
(in thousands, except for % changes)	2020	2019	Amount	%
Other (expense) income, net	$(10)	$5	$(15)	(300.0%)

Other (expense) income, net increased for the year ended December 31, 2020 compared to the year ended December 31, 2019 as a result of realized foreign currency losses.

Non-GAAP Financial Measures

We present non-GAAP financial measures in order to assist readers of our consolidated financial statements in understanding the core operating results that our management uses to evaluate the business and for financial planning purposes. Our non-GAAP financial measure, Adjusted EBITDA, provides an additional tool for investors to use in comparing our financial performance over multiple periods.

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

Adjusted EBITDA

We calculate Adjusted EBITDA as net loss adjusted to exclude interest expense, dividend income, change in fair value of warrant liabilities, other expense (income), net, stock-based compensation expense, depreciation, and other non-recurring items. The other non-recurring items include costs related to discretionary transaction bonuses and other costs incurred with the Closing of the Business Combination on June 10, 2021.

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

	Years Ended December 31,
(in thousands)	2021	2020	2019
Net loss	$(94,989)	(36,613)	(35,792)
Interest expense	5	9	-
Dividend income	(2,549)	(97)	(823)
Change in fair value of warrant liabilities	(4,379)	-	-
Other expense (income), net	5,004	10	(5)
Stock-based compensation expense	24,918	1,924	2,715
Depreciation	1,041	894	780
Transaction related costs - business combination	6,920	-	-
Adjusted EBITDA	$(64,029)	$(33,873)	$(33,125)

Liquidity and Capital Resources

Since our inception, we have generated no revenue and have funded our operations primarily with proceeds from the issuance of equity to private investors. In addition, on June 10, 2021, we completed the Business Combination, and as a result we received proceeds of approximately $511.2 million on the day of the Closing. Our primary uses of liquidity have been operating expenses, capital expenditures and the Majelac acquisition. Cash flow from operations have been historically negative as we continue to invest in the development of our technology in next generation protein sequencing. We expect to incur negative operating cash flows on an annual basis for the foreseeable future until such time that we can successfully commercialize our products that are currently under development. However, we can provide no assurance that such products will be successfully developed and commercialized in the future.

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

As of December 31, 2021, we had cash and cash equivalents and investments in marketable securities totaling $471.3 million. Our future capital requirements may vary from those currently planned and will depend on various factors, including the timing of product commercialization.

We expect to commercialize our products in the second half of 2022. During the ramp up to commercialization, our business will require an accelerated amount of spending to enhance the sales and marketing teams, continue to drive development, and build inventory. Other factors that could accelerate cash needs include: (i) delays in achieving scientific and technical milestones; (ii) unforeseen capital expenditures and fabrication costs related to commercialization; (iii) changes we may make in our business or commercialization strategy; (iv) the impact of the COVID-19 pandemic; (v) costs of running a public company; and (vi) other items affecting our forecasted level of expenditures and use of cash resources including potential acquisitions.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Net cash (used in) provided by:
Net cash used in operating activities	$(66,813)	$(32,573)	$(30,708)
Net cash used in investing activities	(450,937)	(461)	(1,241)
Net cash provided by financing activities	516,625	37,014	18,217
Net (decrease) increase in cash and cash equivalents	$(1,125)	$3,980	$(13,732)

Net cash used in operating activities

The net cash used in operating activities represents the cash receipts and disbursements related to our activities other than investing and financing activities. We expect cash provided by financing activities will continue to be our primary source of funds to support operating needs and capital expenditures for the foreseeable future.

The net cash used in operating activities of $66.8 million for the year ended December 31, 2021 was due primarily to a net loss of $95.0 million and a change in fair value of warrant liabilities of $4.4 million, partially offset by stock-based compensation expense of $24.9 million, unrealized losses of marketable securities of $5.0 million, net cash inflows from changes in operating assets and liabilities of $1.5 million and depreciation of $1.0 million.

The net cash used in operating activities of $32.6 million for the year ended December 31, 2020 was due primarily to a net loss of $36.6 million, offset by net cash inflows from changes in operating assets and liabilities of $1.2 million and adjustments for stock-based compensation expense of $1.9 million and depreciation of $0.9 million.

The net cash used in operating activities of $30.7 million for the year ended December 31, 2019 was due primarily to a net loss of $35.8 million, partially offset by net cash inflow from changes in operating assets and liabilities of $1.1 million, adjustments for stock-based compensation expense of $2.7 million and depreciation of $0.8 million.

Net cash used in investing activities

The net cash used in investing activities of $450.9 million in the year ended December 31, 2021 was due to purchases of marketable securities of $440.5 million, property and equipment of $5.8 million, and the payment of $4.6 million related to the Majelac acquisition.

The net cash used in investing activities of $0.5 million in the year ended December 31, 2020 was due to purchases of property and equipment.

The net cash used in investing activities of $1.2 million in the year ended December 31, 2019 was due to purchases of property and equipment.

Net cash provided by financing activities

The net cash provided by financing activities of $516.6 million in the year ended December 31, 2021 was primarily from $512.8 million from proceeds from the Business Combination and $5.6 million from proceeds from exercise of stock options, partially offset by a $1.7 million payment of notes payable.

The net cash provided by financing activities of $37.0 million in the year ended December 31, 2020 was primarily from $35.3 million from proceeds from issuance of Series E convertible preferred stock and $1.7 million from proceeds from notes payable.

The net cash provided by financing activities of $18.2 million in the year ended December 31, 2019 was primarily from proceeds of $18.2 million from the issuance of Series E convertible preferred stock.

Contractual Obligations

We lease certain facilities and equipment under non-cancellable lease agreements that expire at various dates through 2032.  As of December 31, 2021, the value of our obligations under leases was $35.5 million, which includes a lease we entered into in December 2021 for a facility in New Haven, Connecticut which commenced in January 2022.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Stock-based compensation

The fair values of stock option grants are estimated using a Black-Scholes option-pricing model. Key inputs and assumptions include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, stock price and exercise price. Many of the assumptions require significant judgment and any changes could have a material impact in the determination of stock-based compensation expense.

Key assumptions used to value option grants were as follows:

•	Risk-free interest rate: The risk-free interest rate for periods within the expected term of the awards is based on the U.S. Treasury yield curve in effect at the time of the grant;
•	Expected dividend yield: We have never declared or paid any cash dividends and do not expect to pay any cash dividends in the foreseeable future;
•	Expected term: For awards, we calculate the expected term using the “simplified” method, which is the simple average of the vesting period and the contractual term; and
•
Expected volatility: We determined expected annual equity volatility to be 70% based on the historical volatility of guideline public companies for the years ended December 31, 2019 and 2020 and from January to June 10, 2021.  After June 10, 2021, the volatility is calculated by a third-party professional services firm and reviewed by the Company.

Stock options granted to nonemployees are accounted for based on their fair value on the measurement date using the Black-Scholes option-pricing model. Through December 31, 2019, stock options granted to nonemployees were subject to periodic revaluation over their vesting terms. Beginning January 1, 2020, the treatment of grants to nonemployees was aligned with those granted to employees in accordance with Accounting Standards Update 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”).  See Note 12 “Equity Incentive Plan” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information regarding our equity incentive plans.

Warrant liability

We account for  warrants  as  either  equity-classified  or  liability classified  instruments  based  on  an  assessment  of  the  warrant’s  specific  terms  and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from  Equity  (“ASC  480”)  and  ASC  815,  Derivatives  and  Hedging  (“ASC  815”).  The  assessment  considers  whether  the  warrants  are  freestanding  financial instruments  pursuant  to  ASC  480,  meet  the  definition  of  a  liability  pursuant  to  ASC  480,  and  whether  the  warrants  meet  all  of  the  requirements  for  equity classification under ASC 815, including whether the warrants are indexed to our own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a noncash gain or loss on the consolidated statements of operations and comprehensive loss. The fair value of the Private Warrants was valued using a binomial lattice model and the Public Warrants are traded in an active market in which the value is known. Subsequent to trading on the public markets, the warrants were valued using the closing price at the balance sheet date. See Note 14 “Warrant Liabilities” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information regarding warrants.

We evaluated the Public Warrants under ASC 815-40, in conjunction with the SEC Statement, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the warrants may be settled in cash upon the occurrence of a tender offer or exchange offer in which the maker of the tender offer or exchange offer, upon completion of the tender offer or exchange offer, beneficially owns more than 50% of the outstanding shares of the Company’s Class A common stock, even if it would not result in a change of control of the Company. This provision would preclude the warrants from being classified in equity and thus the warrants have been classified as a liability.

We evaluated the Private Warrants under ASC 815-40, in conjunction with the SEC Statement, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the terms of the warrants provide for potential changes to the settlement amounts depending upon the characteristics of the warrant holder, and, because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant has been classified as a liability.

Acquisition

Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets and liabilities acquired also requires management to make estimates, which are based on all available information. This judgment and determination affects the amount of consideration paid that is allocable to assets and liabilities acquired in the business purchase transaction.

See Note 2 “Summary of Significant Accounting Policies” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information regarding our significant accounting policies and estimates.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 “Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Emerging Growth Company

Based on the market value of our common stock held by non-affiliates as of June 30, 2021, we became a large-accelerated filer and thus ceased to be an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) on December 31, 2021. At that time, we are required to adopt new or revised accounting standards as required by public companies, including those standards which we had previously deferred pursuant to the JOBS Act. Additionally, we will no longer be able to take advantage of the reduced regulatory and reporting requirements of emerging growth companies.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See financial statements included in Item 15 “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, due to (i) the  restatement of our financial statements to reclassify our warrants as described below and in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 10, 2021 and (ii) the other material weaknesses described below, our disclosure controls and procedures were not effective as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting (see Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations). As discussed elsewhere in this Annual Report on Form 10-K, we completed a Business Combination on June 10, 2021 pursuant to which we acquired Legacy Quantum-Si. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. As a result, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2021.

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

As previously disclosed in our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2020, we identified a material weakness in our internal control over financial reporting related to inaccurate accounting for the Public Warrants and Private Warrants issued in connection with HighCape’s initial public offering. Management identified this error when the SEC issued the SEC Statement. The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued in connection with HighCape’s initial public offering in September 2020. This control deficiency resulted in us having to restate our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and if not remediated, could result in a material misstatement to future annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

In connection with Legacy Quantum-Si’s financial statement close process for the years ended December 31, 2020 and 2019, we identified a material weakness in the design and operating effectiveness of our internal control over financial reporting. Legacy Quantum-Si outsourced its accounting and financial reporting to a third-party service provider, and therefore as of and for the years ended December 31, 2020 and 2019, did not have its own finance function or finance or accounting professionals that had the requisite experience or were in a position to appropriately perform the supervision and review of the information received from that third-party service provider. As a result, during the three months ended September 30, 2021, we identified a presentation error of the basic and diluted net loss per share calculation including the weighted-average common stock for the three and six months ended June 30, 2021, which was prepared by a third-party service provider. This presentation error was due to the material weakness in our ability to appropriately perform the supervision and review of the information received from the third-party service provider as discussed above.

Notwithstanding these material weaknesses, management has concluded that our audited consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented therein.

Plan for Remediation of the Material Weakness in Internal Control over Financial Reporting

In response to these material weaknesses, our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of material weaknesses in internal control over financial reporting. Our management developed and started to execute a remediation plan, which included the hiring of accounting and finance resources of Quantum-Si including the Chief Financial Officer and Vice President, Controller with technical public company accounting and financial reporting experience, as well as other team members. We also have access to accounting training, literature, research materials and increased communication among our personnel and outsourced third-party professionals with whom we may consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that we are achieving our objectives. There is no assurance that these initiatives will ultimately have the intended effects. The material weaknesses will not be considered remediated until our management designs and implements effective controls that operate for a sufficient period of time and our management has concluded through testing that these controls are effective.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 23, 2022, the compensation committee of our board of directors approved increases in the base salaries for Claudia Drayton, our Chief Financial Officer, Michael P. McKenna, Ph.D., our President and Chief Operating Officer, and Christian LaPointe, Ph.D., our General Counsel and Corporate Secretary, each effective as of March 1, 2022, to $400,000, $450,000, and $385,000, respectively.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Management

The following table sets forth certain information concerning our executive officers and directors as of February 15, 2022:

Name	Age	Position
Jonathan M. Rothberg, Ph.D.	58	Interim Chief Executive Officer and Executive Chairman of the Board
Claudia Drayton	54	Chief Financial Officer
Michael P. McKenna, Ph.D.	59	President and Chief Operating Officer
Matthew Dyer, Ph.D.	40	Chief Business Officer
Christian LaPointe, Ph.D.	51	General Counsel and Corporate Secretary
Marijn Dekkers, Ph.D.	64	Director
Ruth Fattori	69	Director
Brigid A. Makes	66	Director
Michael Mina, M.D., Ph.D.	38	Director
Kevin Rakin	61	Director
James Tananbaum, M.D.	58	Director

Jonathan M. Rothberg, Ph.D. is the founder of Legacy Quantum-Si and has served as our Interim Chief Executive Officer (“Interim CEO”) since February 8, 2022, and as the Executive Chairman of our Board since the Closing of the Business Combination in June 2021.  Dr. Rothberg had served as the Executive Chairman of Legacy Quantum-Si since December 2015.  He previously served as Legacy Quantum-Si’s Chief Executive Officer from December 2015 to November 2020.  Dr. Rothberg is a scientist and entrepreneur who was awarded the National Medal of Technology and Innovation, the nation’s highest honor for technological achievement, by President Obama for inventing and commercializing high-speed DNA sequencing.  Dr. Rothberg is the founder of the 4C medical technology incubator and the founder and Chairman of its companies: Quantum-Si, Butterfly Network, Inc., AI Therapeutics, Inc. (formerly LAM Therapeutics, Inc.), Hyperfine, Inc., Tesseract Health, Inc., Liminal Sciences, Inc. (formerly EpilepsyCo Inc.), Detect, Inc. (formerly Homodeus Inc.) and 4Bionics LLC.

These companies focus on using inflection points in medicine, such as deep learning, next-generation sequencing, and the silicon supply chain, to address global healthcare challenges.  Dr. Rothberg previously founded and served as Chairman, Chief Executive Officer, and Chief Technology Officer of Ion Torrent Systems, Inc. from 2007 to 2010, and founded and served as Chairman and Chief Executive Officer of RainDance Technologies, Inc. from 2004 to 2009.  From 1999 to 2007, Dr. Rothberg co-founded and served as Chairman of ClarifI, Inc., and from 1999 to 2006, he founded and served as Chairman, Chief Executive Officer and Chief Technology Officer of 454 Life Sciences Corporation.  With 454 Life Sciences, Dr. Rothberg brought to market the first new way to sequence genomes since Sanger and Gilbert won the Nobel Prize for their method in 1980.  With 454’s technology, Dr. Rothberg sequenced the first individual human genome, and with Svante Paabo he initiated the first large-scale effort to sequence ancient DNA (The Neanderthal Genome Project).  Prior to 454 Life Sciences, Dr. Rothberg founded and served as Chairman and Chief Executive Officer of CuraGen Corporation from 1993 to 2004.  His contributions to the field of genome sequencing include the first non-bacterial cloning method (cloning by limited dilution) and the first massively parallel DNA sequencing method (parallel sequencing by synthesis on a single substrate), concepts that have formed the basis for all subsequent next generation sequencing technologies.  Dr. Rothberg is an Ernst and Young Entrepreneur of the Year, is the recipient of The Wall Street Journal’s First Gold Medal for Innovation, SXSW Best in Show, Nature Methods First Method of the Year Award, the Connecticut Medal of Technology, the DGKL Biochemical Analysis Prize, and an Honorary Doctorate of Science from Mount Sinai.  Dr. Rothberg is a member of the National Academy of Engineering, the Connecticut Academy of Science and Engineering, is a trustee of Carnegie Mellon University and an Adjunct Professor of Genetics at Yale University.  Dr. Rothberg serves as Chairman of the Board of Directors of Butterfly Network, Inc. (NYSE: BFLY) and as a member of the Board of Directors of Hyperfine, Inc. (Nasdaq: HYPR).  Dr. Rothberg received his Ph.D., M.Phil. and M.S. in biology from Yale University and his B.S. in chemical engineering from Carnegie Mellon University.  Dr. Rothberg’s qualifications to serve on our Board include his significant scientific, executive and board leadership experience in the technology industry, as well as his knowledge of our business as Legacy Quantum-Si’s founder.

Claudia Drayton has served as our Chief Financial Officer since the Closing of the Business Combination in June 2021, and had served as Chief Financial Officer of Legacy Quantum-Si since April 2021.  She previously served as Chief Financial Officer of Nuwellis, Inc. (formerly CHF Solutions, Inc.) (“Nuwellis”), a medical device company, from January 2015 to April 2021.  During her tenure as Chief Financial Officer of Nuwellis, Ms. Drayton guided the company through the acquisition of its commercial product line, and the completion of several public equity offerings to finance the company’s commercial expansion.  Prior to joining Nuwellis, Ms. Drayton spent 15 years at Medtronic plc (“Medtronic”) a global leader in the medical device industry.  During her tenure at Medtronic, Ms. Drayton held multiple senior managerial finance positions, culminating with an assignment in Europe serving as Chief Financial Officer of the peripheral vascular business from 2010 to 2012 and, more recently, as Chief Financial Person of the integrated health solutions business from 2012 to 2014.  In these capacities, her responsibilities and experiences included profitability management, strategic planning, mergers and acquisitions, planning and forecasting, and implementation of financial best practices.  Before joining Medtronic, Ms. Drayton was an audit and business advisory manager at Arthur Andersen LLP for seven years.  Ms. Drayton received her M.B.A. from the University of Minnesota’s Carlson School of Management and her B.S. from the University of Mary Hardin-Baylor and is a Certified Public Accountant (inactive).

Michael P. McKenna, Ph.D. has served as our President and Chief Operating Officer since the Closing of the Business Combination in June 2021, and had served as President and Chief Operating Officer of Legacy Quantum-Si since December 2014.  Prior to joining us, Dr. McKenna served as Vice President, R&D at Life Technologies Corporation, a global biotechnology company, from August 2011 to July 2014, and as a consultant to Life Technologies from February 2011 to August 2011.  Prior to that, Dr. McKenna served as Chief Scientific Officer of Tethys Bioscience, Inc., a diagnostics company, from August 2004 to February 2011, and as Vice President of Curagen Corporation, a biopharmaceutical company, from 1993 to 2003.  Dr. McKenna received his B.S. in molecular biology and German from Carnegie Mellon University and his Ph.D. in biology from Yale University.

Matthew Dyer, Ph.D. has served as our Chief Business Officer since the Closing of the Business Combination in June 2021, and had served as Chief Business Officer of Legacy Quantum-Si since December 2020, and as Legacy Quantum-Si’s Chief Product Officer from September 2019 to December 2020 and Head of Product and Marketing from January 2015 to September 2019.  Prior to joining us, from April 2014 to January 2015, Dr. Dyer was Head of Cloud and Telemedicine Strategy at the 4Catalyzer Corporation (“4C”) medical technology incubator.  Prior to that, Dr. Dyer served in various roles at Life Technologies Corporation, a global biotechnology company, including as Associate Director and Group Leader, Information Applications from December 2012 to April 2014, Associate Director, Bioinformatics and Community, from February 2012 to December 2012, and Senior Product Manager, Bioinformatics and Community from August 2011 to February 2012.  Dr. Dyer received his B.S. in bioinformatics and B.A. in Russian from Brigham Young University, his Ph.D. in genetics, bioinformatics and computational biology from Virginia Tech and his M.B.A. from the University of North Carolina.

Christian LaPointe, Ph.D. has served as our General Counsel and Corporate Secretary since the Closing of the Business Combination in June 2021, and had served as General Counsel of Legacy Quantum-Si since November 2020.  Prior to joining us, Dr. LaPointe served as General Counsel at ArcherDX, Inc., a genomics company, from January 2015 to August 2019, and as Deputy General Counsel at ArcherDX from August 2019 to October 2020.  Dr. LaPointe also served as General Counsel to Celsee, Inc., a single-cell analysis solutions provider, from August 2019 to June 2020.  Previously, Dr. LaPointe was General Counsel at Thrive Bioscience, Inc., a cell culture instruments and software company, from August 2014 to July 2019, General Counsel of Enzymatics, Inc. from March 2013 to January 2015, General Counsel of Axios Biosciences, LLC, an oncology drug discovery company, from December 2012 to December 2014, and a litigation attorney at the law firm Sherin and Lodgen LLP from April 2012 to March 2013.  Dr. LaPointe received his B.S. in biochemistry from the University of New Hampshire, his Ph.D. in biochemistry from Dartmouth College and his J.D. from Suffolk University Law School.

Marijn Dekkers, Ph.D. has served on our Board since the Closing of the Business Combination in June 2021.  Since May 2017, Dr. Dekkers has served as a founder and the chairman of Novalis LifeSciences LLC, an investment and advisory firm for the life science industry.  From January 2010 to May 2016, Dr. Dekkers served as chief executive officer of Bayer AG in Leverkusen, Germany, and from 2002 to 2009, he was chief executive officer of Thermo Fisher Scientific.  Dr. Dekkers currently serves on the board of directors of the Foundation for the National Institutes of Health, Georgetown University, Cerevel Therapeutics Holdings, Inc. (Nasdaq: CERE), and Ginkgo Bioworks Holdings, Inc. (NYSE: DNA). Dr. Dekkers previously served on the board of directors of Quanterix Corporation (Nasdaq: QTRX) from March 2017 to September 2021. Dr. Dekkers received his Ph.D. and M.S. in chemical engineering from the University of Eindhoven and his bachelor’s degree in chemistry from the Radboud University, both in the Netherlands.  Dr. Dekkers’ qualifications to serve on our Board include his extensive executive experience in the healthcare industry and his significant corporate governance experience.
Ruth Fattori has served on our Board since the Closing of the Business Combination in June 2021 and had served on the Legacy Quantum-Si Board since March 2021.  Since January 2019, Ms. Fattori serves as the managing Partner of Pecksland Partners, a consulting firm dedicated to advising boards of directors, CEOs and senior executives on human resources issues.  She also serves as a Senior Advisor at the Boston Consulting Group supporting their CEO Advisory program and People and Organization Practice.  From February 2013 through December 2018, Ms. Fattori served in various roles at PepsiCo, Inc., most recently as Executive Vice President and Chief Human Resources Officer.  From 2010 to February 2013, she served as Managing Partner of Pecksland Partners, and from 2008 to 2009 she was Executive Vice President and Chief Administrative Officer for MetLife.  Earlier, she was the Executive Vice President and Chief Human Resources Officer at Motorola.  Ms. Fattori has served as a member of the Board of Directors of Hyperfine, Inc. (Nasdaq: HYPR) since August 2021. Ms. Fattori received her B.S. in mechanical engineering from Cornell University.  Ms. Fattori’s qualifications to serve on our Board include her extensive executive and human resources management experience.

Brigid A. Makes has served on our Board since the Closing of the Business Combination in June 2021.  Ms. Makes has served as an independent consultant for medical device and healthcare companies since July 2017, specifically advising on financial, funding and strategic responsibilities.  From September 2011 to July 2017, Ms. Makes served as Senior Vice President and Chief Financial Officer of Miramar Labs, Inc., a biotechnology company focused on aesthetics and dermatology.  From 2006 to 2011, Ms. Makes served as Senior Vice President and Chief Financial Officer of AGA Medical Corporation, a medical device company developing interventional devices for the minimally invasive treatment of structural heart defects and peripheral vascular disorders.  Prior to joining AGA, Ms. Makes held various positions at Nektar Therapeutics Inc. from 1999 to 2006, including serving as Chief Financial Officer.  Prior to 1999, Ms. Makes also served as Chief Financial Officer at Oravax Inc. and Haemonetics Corp.  Since September 2020, Ms. Makes has served as a member of the board of directors of Aziyo Biologics, a publicly traded regenerative medicine company, where Ms. Makes serves on the audit committee, and the nominating and corporate governance committee.  Since December 2019, Ms. Makes has also been a member of the board of directors of Mind Medicine (MindMed) Inc., a publicly traded neuro-pharmaceutical company, where Ms. Makes serves on the audit committee, and the compensation, nominating and governance committee.  Ms. Makes holds an M.B.A. from Bentley University and a Bachelor of Commerce degree in Finance & International Business from McGill University.  Ms. Makes’ qualifications to serve on our Board include her extensive executive leadership experience in the healthcare and life sciences industries and her experience serving on the board of directors of other publicly traded companies.

Michael Mina, M.D., Ph.D. has served on our Board since the Closing of the Business Combination in June 2021, and had served as our Chief Medical Advisor from the Closing of the Business Combination in June 2021 until February 2022 and as Chief Medical Advisor of Legacy Quantum-Si from April 2021 until the Closing of the Business Combination in June 2021. Since October 2021, Dr. Mina has also served as the Chief Science Officer of eMed, where he leads the Advisory Services group in enabling diagnostics companies to digitize their point of care solutions on the eMed platform. From January 2021 to October 2021, Dr. Mina previously served as the Chief Medical Advisor for Detect, Inc., a molecular diagnostics company. From July 2019 to October 2021, Dr. Mina served as an assistant professor of epidemiology at the Harvard T.H. Chan School of Public Health and a core member of the School’s Center for Communicable Disease Dynamics (CCDD), as well as assistant professor in immunology and infectious diseases at the Harvard Chan School, and associate medical director in clinical microbiology (molecular diagnostics) in the Department of Pathology at Brigham and Women’s Hospital, Harvard Medical School.  From June 2016 to June 2019, he was a resident physician in clinical pathology at Brigham and Women’s Hospital.  Dr. Mina received his B.S. in engineering and global health from Dartmouth College.  He received his M.D. and Ph.D. from Emory University.  Dr. Mina’s qualifications to serve on our Board include his scientific experience in the healthcare field as well as his medical background.

Kevin Rakin has served on our Board since June 2020.  Mr. Rakin was HighCape’s Chief Executive Officer from June 2020 to June 2021.  Since October 2013, Mr. Rakin has been a co-founder and partner of HighCape, and he brings more than 30 years of experience as an executive and investor in the life sciences industry.  Most recently, he served as the President of Shire Regenerative Medicine LLC (“SRM”) from June 2011 to November 2012.  Prior to joining SRM, Mr. Rakin was the Chairman and Chief Executive Officer of Advanced BioHealing, Inc. from 2007 until its acquisition by SRM in 2011.  Before that, he served as an Executive-In-Residence at Canaan Partners, a venture capital firm.  Until its merger with Clinical Data, Inc. in 2005, Mr. Rakin was the co-founder, President and Chief Executive Officer of Genaissance Pharmaceuticals, Inc., a pharmacogenomics company.  He is currently on the boards of directors of Aziyo Biologics, Inc. (Chairman), Cybrexa, Inc., Oramed Pharmaceuticals, Inc., Convexity Scientific, Inc. (Chairman) and Nyxoah S.A.  Mr. Rakin received his M.B.A. from Columbia University and B.Com.  (Hons) from the University of Cape Town, South Africa.  Mr. Rakin’s qualifications to serve on our Board include his extensive experience in the life sciences industry, as both an executive and an investor and his network of contacts in the industry.

James Tananbaum, M.D. has served on our Board since the Closing of the Business Combination in June 2021.  Dr. Tananbaum is a founder of Foresite Capital Management, LLC (“Foresite”) and has served as its Chief Executive Officer since 2010.  Earlier in his career, Dr. Tananbaum founded GelTex Pharmaceuticals Inc. (GELX acquired by SANOFI/Genzyme) while a student at Harvard University and founded and was start-up Chief Executive Officer for Theravance Biopharma, Inc. (TBPH and INVA).  Dr. Tananbaum received his M.D. from Harvard Medical School, his M.B.A. from Harvard Business School, and his B.S. and B.S.E.E. in applied math and electrical engineering/computer science from Yale University.  Dr. Tananbaum’s qualifications to serve on our Board include his significant executive leadership experience and his experience in the healthcare industry.

There are no family relationships between or among any of our directors or executive officers.

Role of Board in Risk Oversight

The Board has extensive involvement in the oversight of risk management related to us and our business and will accomplish this oversight through the regular reporting to the Board by the audit committee.  The audit committee will represent the Board by periodically reviewing our accounting, reporting and financial practices, including the integrity of its financial statements, the surveillance of administrative and financial controls and its compliance with legal and regulatory requirements.  Through its regular meetings with management, including the finance, legal, internal audit and information technology functions, the audit committee will review and discuss all significant areas of our business and summarize for the Board all areas of risk and the appropriate mitigating factors.  In addition, the Board will receive periodic detailed operating performance reviews from management.

Controlled Company Exemption

Jonathan M. Rothberg, Ph.D. beneficially owns a majority of the voting power of all of our outstanding shares of common stock.  As a result, we are a “controlled company” within the meaning of the Nasdaq Listing Rules.  Under the Nasdaq Listing Rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of its board of directors consist of independent directors, (2) that its board of directors have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) that director nominees must either be selected, or recommended for the board’s selection, either by independent directors constituting a majority of the board’s independent directors in a vote in which only independent directors participate, or a nominating and corporate governance committee comprised solely of independent directors with a written charter addressing the committee’s purpose and responsibilities.  If we cease to be a “controlled company” and our shares continue to be listed on Nasdaq, we will be required to comply with these standards and, depending on the Board’s independence determination with respect to its then-current directors, we may be required to add additional directors to our Board in order to achieve such compliance within the applicable transition periods.

Composition of the Board of Directors

Our business and affairs will be managed under the direction of our Board.  Our Board is declassified, and the directors will be elected annually.

Board Committees

The standing committees of the Board consist of an audit committee, a compensation committee, and a nominating and corporate governance committee.  The Board may from time to time establish other committees.

Our chief executive officer and other executive officers will regularly report to the non-executive directors and the audit, the compensation, and the nominating and corporate governance committees to ensure effective and efficient oversight of our activities and to assist in proper risk management and the ongoing evaluation of management controls.  We believe that the leadership structure of the Board will provide appropriate risk oversight of our activities given the controlling interests held by Jonathan M. Rothberg, Ph.D.

Meeting Attendance. During the fiscal year ended December 31, 2021, which includes both the periods prior to and following the Business Combination, there were eight meetings of our Board, and the various committees of the Board met a total of seven times. No director attended fewer than 75% of the total number of meetings of the Board and of committees of the Board on which such director served during the fiscal year ended December 31, 2021. The Board has adopted a policy under which each member of the Board makes every effort to but is not required to attend each annual meeting of our stockholders.

Audit Committee

Our audit committee met three times during the fiscal year ended December 31, 2021. The audit committee consists of Brigid A. Makes, who serves as the chairperson, Marijn Dekkers, Ph.D. and Ruth Fattori.  Each member of the audit committee qualifies as an independent director under the Nasdaq Listing Rules and the independence requirements of Rule 10A-3 under the Exchange Act.

The Board has determined that Ms. Makes qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and possesses financial sophistication, as defined under the Nasdaq Listing Rules.
The purpose of the audit committee is to prepare the audit committee report required by the SEC to be included in our proxy statement and to assist the Board in overseeing and monitoring (1) the quality and integrity of the financial statements, (2) compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our independent registered public accounting firm.

The Board has adopted a written charter for the audit committee, which is available on our website at https://www.quantum-si.com under Investors — Governance — Governance Documents.

Compensation Committee

Our compensation committee met three times during the fiscal year ended December 31, 2021. The compensation committee consists of Ruth Fattori, who serves as the chairperson, Marijn Dekkers, Ph.D. and James Tananbaum, M.D.

The purpose of the compensation committee is to assist the Board in discharging its responsibilities relating to (1) setting our compensation program and compensation of its executive officers and directors, (2) monitoring our incentive and equity-based compensation plans, (3) preparing the compensation committee report required to be included in our proxy statement under the rules and regulations of the SEC, and (4) overseeing matters relating to human capital management, including reviewing our strategy, objectives, policies and practices in the areas of compensation, benefits, management and leadership development, diversity and equal opportunity and human resource planning.

The Board has adopted a written charter for the compensation committee, which is available on our website at https://www.quantum-si.com under Investors — Governance — Governance Documents.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee met one time during the fiscal year ended December 31, 2021. The nominating and corporate governance committee consists of Jonathan M. Rothberg, Ph.D., who serves as the chairperson, and Kevin Rakin.  The purpose of the nominating and corporate governance committee is to assist the Board in discharging its responsibilities relating to (1) identifying individuals qualified to become new Board members, consistent with criteria approved by the Board, (2) reviewing the qualifications of incumbent directors to determine whether to recommend them for reelection and selecting, or recommending that the Board select, the director nominees for the next annual meeting of stockholders, (3) identifying members of the Board qualified to fill vacancies on any committee of the Board and recommending that the Board appoint the identified member or members to the applicable committee, (4) reviewing and recommending to the Board corporate governance principles applicable to us, (5) overseeing the evaluation of the Board and management and (6) handling such other matters that are specifically delegated to the committee by the Board from time to time.

The Board has adopted a written charter for the nominating and corporate governance committee, which is available on our website at https://www.quantum-si.com under Investors — Governance — Governance Documents.

Compensation Committee Interlocks and Insider Participation

During 2021, the members of our compensation committee were Ruth Fattori, Marijn Dekkers, Ph.D. and James Tananbaum, M.D. Dr. Tananbaum is the sole managing member of Foresite Capital Management IV, LLC and Foresite Capital Management V, LLC, the general partners of Foresite Capital Fund IV, L.P. and Foresite Capital Fund V, L.P., respectively, two of our stockholders. Dr. Dekkers is the Chairman of Novalis Lifesciences Investments I, LP, one of our stockholders. We have entered into certain transactions with affiliates of Foresite Capital Fund IV, L.P., Foresite Capital Fund V, L.P., and Novalis Lifesciences Investments I, LP, as further described under “Certain Relationships and Related Transactions, and Director Independence” below.

No officer or employee has served as a member of the compensation committee. None of our executive officers serve as a member of the Board or compensation committee of any entity that has one or more executive officers serving on our Board or compensation committee.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, executive officers, and persons owning more than 10% of any class of a company’s equity securities registered under Section 12 of the Exchange Act to file reports on a timely basis on the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of such equity securities with the SEC. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish those companies copies of all Section 16(a) forms they file.

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis during the year ended December 31, 2021, with the exception of a Form 4 filing for Kevin Rakin related to transactions that occurred on June 10, 2021, which was inadvertently filed late on June 15, 2021.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, which is available on our website at https://www.quantum-si.com under Investors — Governance — Governance Documents.  Our code of business conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K.

We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendment or waiver is then permitted by Nasdaq Listing Rules.
Corporate Governance Guidelines

Our Board has adopted corporate governance guidelines in accordance with the Nasdaq Listing Rules that serve as a flexible framework within which our Board and its committees operate.  These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, meetings of non-management directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of our chief executive officer, and management succession planning.  A copy of our corporate governance guidelines is posted on our website at https://www.quantum-si.com under Investors — Governance — Governance Documents.
Stockholder Communications to the Board of Directors

Generally, stockholders who have questions or concerns should contact our Investor Relations department at (617) 877-9641 or ir@quantum-si.com. However, any stockholders who wish to address questions regarding our business directly with the Board, or any individual director, should direct his or her questions in writing to the Chairman of the Board at Quantum-Si Incorporated, 530 Old Whitfield Street, Guilford, Connecticut. Communications will be distributed to the Board, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communications. Items that are unrelated to the duties and responsibilities of the Board may be excluded, such as: junk mail and mass mailings; resumes and other forms of job inquiries; surveys; and solicitations or advertisements. In addition, any material that is unduly hostile, threatening, or illegal in nature may be excluded, provided that any communication that is filtered out will be made available to any outside director upon request.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

Prior to the Business Combination on June 10, 2021, none of our officers received any cash compensation for services rendered to us. Accordingly, this Compensation Discussion and Analysis (“CD&A”) relates to the compensation of executive officers who became our executive officers following the Business Combination.

In accordance with SEC rules and regulations, our Named Executive Officers (“NEOs”) for 2021 include our former Chief Executive Officer (“CEO”) our Chief Financial Officer (“CFO”) and the three other most highly compensated executive officers serving as executive officers on December 31, 2021. Our NEOs for 2021 are the following five executives, who became our executive officers following the Business Combination, each of whom also held their respective positions at Legacy Quantum-Si prior to the Business Combination. This CD&A only discusses the compensation of our five NEOs who became our executive officers following the Business Combination since our executive officers prior to the Business Combination did not receive any cash compensation for service rendered to us.
Name	Principal Position
John Stark	Former Chief Executive Officer
Claudia Drayton	Chief Financial Officer
Michael P. McKenna, Ph.D.	President and Chief Operating Officer
Matthew Dyer, Ph.D.	Chief Business Officer
Christian LaPointe, Ph.D.	General Counsel and Corporate Secretary

Mr. Stark’s employment with us, and his service as a member of the Board, terminated effective February 8, 2022. The terms of his separation agreement are discussed below under “Employment Arrangements – John Stark.”

The compensation of our NEOs for the portion of 2021 prior to the Business Combination was determined by Legacy Quantum-Si. Prior to the Business Combination in June 2021, Legacy Quantum-Si was not a publicly traded company and did not have a compensation committee or peer group, and so decisions regarding executive compensation were made by the Board of Directors. Additionally, Mr. Stark, our former CEO, Ms. Drayton, our CFO, and Dr. LaPointe our General Counsel, joined Legacy Quantum-Si in late 2020 or early 2021 in preparation for the Business Combination and negotiated the terms of their offer letters of employment including their equity compensation with Legacy Quantum-Si based on the expected transaction.
Upon consummation of the Business Combination, our Board established a compensation committee consisting of Ruth Fattori, the chairperson, Marijn Dekkers, Ph.D. and James Tananbaum, M.D., which is responsible for determining our executive compensation following the Business Combination. The compensation committee’s written charter is available on the Company’s website at https://www.quantum-si.com under Investors — Governance — Governance Documents.

Following the Business Combination, our compensation committee engaged Aon’s Human Capital Solutions practices, a division of Aon plc, an independent executive compensation consulting firm (“AON”) who provided recommendations for public company executive compensation, based on its review of proxy statement data, survey data, current industry trends, existing employment arrangements, appropriate dilution and overhang and other factors specifically related to us, increases to the level of base salary of certain NEOs, setting target bonus opportunities for the annual performance- based cash incentive plan, and equity awards to certain NEOs.  The Board and compensation committee considered these recommendations, along with the Company’s and the individual’s overall performance and the unique circumstances associated with any individual executive, in determining these compensation changes, which were made to ensure better alignment with market data and in consideration of internal pay equity.
In the paragraphs that follow, we have provided an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies since the Business Combination, and the material factors that we considered in making those decisions.

Executive Compensation Philosophy

Our compensation committee regularly reviews the elements of the individual compensation packages for our CEO and our other executive officers to achieve the following primary objectives:

•	Attract, motivate and retain executive officers of outstanding ability and potential;

•	Reinforce the execution of our business strategy and the achievement of our business objectives; and

•	Align the interests of our executive officers with the interests of our stockholders, with the ultimate objective of increasing stockholder value.

We aim for simplicity in our compensation program so that it is easy for our employees and our stockholders to understand the various components of our compensation program and the incentives designed to drive Company performance.  The three key components of our executive compensation program are base salary, annual cash performance-based incentives and equity-based incentive awards.

Our executive compensation program adheres to the following practices:

What We Do	What We Don’t Do
✓ Emphasize “at-risk” compensation and long-term equity incentives	× No guaranteed “single-trigger” change in control cash payments
✓ Tie performance bonus opportunities to defined corporate objectives	× No tax reimbursements or tax gross-ups on severance or change in control payments
✓ Structure severance payments as “double-trigger” requiring both a change in control and an involuntary termination for payout	× No special executive welfare or health benefits, or retirement plans not available to our employees generally
✓ Assess risks of our compensation program annually	× No guaranteed salary increases or bonuses × No extensive perquisites
✓ Maintain a compensation committee comprised entirely of independent directors
✓ Retain an independent compensation advisor

2021 Business Highlights

2021 was an important year for us as we completed our Business Combination and continued to build upon our development and manufacturing capabilities and continued our transformation to commercialize a unique protein sequencing platform designed to enable single molecule next-generation protein sequencing and digitize proteomic research in order to advance drug discovery and diagnostics.  Highlights of our accomplishments and milestones that informed our executive compensation decisions are described below.

In November 2021, we completed the acquisition of Majelac Technologies LLC to bring chip assembly and packaging capabilities in-house and enhance supply chain reliability. We conducted an early access program, whereby we shipped, installed and provided training on the Platinum instrument across more than 10 sites. We signed a lease for a product development and operations facility in San Diego, California and a new headquarters facility in New Haven, Connecticut. The two facilities will house our increased employee base and support the scale-up of operations in preparation for commercialization.

We ended 2021 in a strong financial position with $471.3 million in cash and cash equivalents and marketable securities, primarily due to the proceeds received from the Business Combination. We believe that our compensation program for senior management, including our NEOs, is an important tool to ensure that we delivered strong operating and financial performance while creating value for our stockholders. Our compensation program is designed to tie executive pay to financial performance and stockholders value creation.
Roles and Responsibilities in the Decision-making Process

Role of the Compensation Committee

Pursuant to its charter, our compensation committee creates the policies that govern base salary, annual cash performance-based incentives, our equity incentive program and other compensation and benefits for our executive officers.  Our compensation committee also oversees various executive and employee compensation plans and programs and is responsible for monitoring these plans and programs to confirm that they adhere to our compensation philosophy and objectives.  Our compensation committee determines the appropriate compensation levels for our executive officers, evaluates officer and director compensation plans, policies and programs, and reviews benefit plans for our executive officers.  Our compensation committee believes that the total compensation paid to our executive officers should be fair, reasonable and competitive, and that a significant portion of the total compensation should be tied to our Company’s annual and long-term performance.  Our compensation committee reviews and discusses our executive officers’ proposed compensation with the CEO for all executives other than the CEO.  The CEO’s compensation is reviewed and discussed solely by the compensation committee, without the CEO present, which then recommends approval of the CEO’s compensation to the Board.

Role of Management

Our compensation committee works with members of our management team, including our CEO (except with respect to the CEO’s own compensation), and our human resources, finance and legal professionals.  Our management assists the compensation committee by providing information on corporate and individual performance and management’s perspective and recommendations on compensation matters for each executive officer.  Our CEO provides recommendations to the compensation committee regarding most compensation matters, including executive compensation and our annual and equity incentive programs.  However, the compensation committee does not delegate any of its functions to others in setting the compensation of our NEOs.

Role of Compensation Consultant

Our compensation committee has the authority to retain the services and obtain the advice of external advisors, including compensation consultants, legal counsel, and other advisors to assist in the evaluation of executive officer compensation.  In connection with the Business Combination, our compensation committee engaged AON to review our executive compensation policies and practices and to conduct an executive compensation market analysis for public company executives.

AON reviewed the compensation arrangements in place with Legacy Quantum-Si. and advised on all principal aspects of our post Business Combination executive compensation program, including:

•	Assisting in developing a peer group of publicly traded companies to be used to help assess executive compensation;

•
Assisting in developing a competitive compensation strategy and consistent executive compensation assessment practices relevant to a public company, including review and recommendation of the target values of the annual performance-based cash incentive program as well as the equity strategy for the Company covering dilution, grant levels and type of equity; and

•	Meeting regularly with the compensation committee to review all elements of executive compensation including the competitiveness of the executive compensation program against approved peer companies.

Our compensation committee has assessed the independence of AON consistent with the Nasdaq Stock Market listing requirements and has concluded that the engagement of AON does not raise any conflicts of interest.

Peer Companies and Use of Market Data

In determining market competitiveness of executive officer compensation, our compensation committee, with the assistance of its independent compensation consultant, AON, evaluated the market competitiveness of compensation for each of our executive officers in order to guide target compensation decisions for us as a public company.  Our compensation committee references a peer group of publicly traded companies in the life sciences industry, with a focus on proteomics technologies where possible, for purposes of gathering data to compare with our existing executive compensation levels and practices and as context for future compensation decisions.  Our compensation committee will review and update the compensation peer group each year, as appropriate, to include companies that the compensation committee believes are competitors for executive talent and that are similar to us in terms of their stage of development, market capitalization, number of employees, business focus, structure, financial profile and geographic proximity to us, as applicable.  We also recognize that it is unlikely for companies to align equally on all factors, so we consider companies that meet a majority of the criteria.  Due to the nature of our business, we compete for executive talent with many companies much larger than we are.  Our compensation committee considers peer group and other industry compensation data and the recommendations of our compensation consultant when making decisions related to executive compensation, ultimately giving consideration to the competitiveness of our compensation program, internal perceptions of equity and individual performance and role.

Our peer group for 2021 consisted of the following 19 companies that were selected among publicly traded life sciences companies:

• Accelerate Diagnostics, Inc.	• Inovio Pharmaceuticals, Inc.
• Acutus Medical, Inc.	• Maravai LifeSciences Holdings, Inc.
• Berkeley Lights, Inc.	• NanoString Technologies, Inc.
• Bionano Genomics, Inc.	• Personalis, Inc.
• Butterfly Network, Inc.	• PureTech Health plc
• Castle Biosciences, Inc.	• Quanterix Corporation
• Cerevel Therapeutics Holdings, Inc.	• Seer, Inc.
• Co-Diagnostics, Inc.	• T2 Biosystems, Inc.
• Codexis, Inc.	• SeerVeracyte, Inc.
• Fluidigm Corporation

Our compensation committee finds comparative data from our peer group to be useful in setting and adjusting executive compensation, but it does not target our programs or any particular element of compensation to be at or within a particular percentile or range compared to our peers.  Our compensation committee uses the peer group data primarily to ensure that our executive compensation program and its constituent elements are and remain competitive in relation to our peers, and applies judgment and discretion in establishing targeted compensation levels taking into account not only competitive market data but also the experience of the executive, scope of responsibility, critical skill sets and expertise.

Components of Executive Compensation

The primary elements of our executive compensation program are:

•	Base salary;

•	Annual performance-based cash incentive compensation; and

•	Equity incentive awards.

We also provide broad-based health and welfare benefits and have certain severance and change-in-control benefits.  Our intention is to structure these components of our executive compensation program in a way that achieves the objectives of the program of linking and emphasizing pay for performance over both the short- and long-term, aligning executives’ interests with the interests of stockholders and attracting, motivating and retaining highly skilled and experienced executives.

Base Salary

Annual base salary is designed to provide a competitive fixed rate of pay, recognizing different levels of responsibility and performance.  Actual salaries reflect the judgment and consideration of numerous factors by the compensation committee.  These factors include the NEO’s experience,  performance, comparative survey data, internal pay equity, scope of responsibilities, expertise, the criticality of the NEO’s position within the Company, the other elements of compensation received by the NEO, and the NEO’s compensation in comparison to similarly situated executive officers at comparable companies in our peer group.

Following the Business Combination, AON recommended, based on its review of the 2021 peer group proxy statement data, survey data, current industry trends, existing employment arrangements, and other factors specifically related to the Company, increases to the level of base salary of its NEOs to align with base salaries of public company executives. The Board and compensation committee considered these recommendations, along with the Company’s and the individual’s overall performance and the unique circumstances associated with any individual executive, in determining these compensation levels, although no particular executive compensation peer group percentile was targeted for any of our NEOs. We increased base salaries effective as of July 1, 2021 for all our NEOs to align our executives with base salaries of those of public company executives and in consideration of internal pay equity.
The following were the annual base salaries of our NEOs in effect at December 31, 2021 and 2020:

Name	2020 Base Salary	2021 Base Salary		% Increase
John Stark (2)	$350,000	$500,000	(1)	42.9%
Claudia Drayton (3)	-	$385,000		-
Michael P. McKenna, Ph.D.	$262,500	$440,000	(4)	67.6%
Matthew Dyer, Ph.D.	$262,500	$400,000	(4)	52.4%
Christian LaPointe, Ph.D.	$240,000	$375,000	(1)	56.3%

(1)	The increases in base salaries for Mr. Stark and Dr. LaPointe were effective as of July 1, 2021.
(2)	Mr. Stark’s employment as our CEO terminated effective as of February 8, 2022.
(3)	Ms. Drayton joined Legacy Quantum-Si as its Chief Financial Officer in April 2021. Her initial base salary was $330,000, which was increased to $385,000 effective as of July 1, 2021.
(4)	The base salaries for Dr. McKenna and Dr. Dyer were increased to $275,625 effective as of January 1, 2021, and then were increased to the amounts shown in the table above effective as of July 1, 2021.

In addition, on February 23, 2022, the compensation committee approved increases in the base salaries for Ms. Drayton, Dr. McKenna, and Dr. LaPointe, effective as of March 1, 2022, to $400,000, $450,000, and $385,000, respectively.

Annual Performance-Based Cash Incentive Compensation

The compensation committee believes that, in order to reward performance and overall Company success, a portion of an executive officer’s compensation should be tied to the achievement of the Company’s goals in the form of an annual cash incentive payment.  Our executive officers are eligible to receive annual cash incentive awards, with the target bonus opportunity determined as a percentage of their base salary.  Bonus payments are based upon the achievement of corporate and/or individual performance goals as determined by the compensation committee. We established this program after the Business Combination in order to focus and incentivize our executives to achieve short-term strategic business objectives.
Following the Business Combination, Mr. Stark’s target as a percentage of base salary for 2021 was increased from 60% to 100% to align his bonus opportunity with similarly situated public company CEOs, and established a target bonus percentage as a percentage of base salary for each of Dr. McKenna, Dr. Dyer, and Dr. LaPointe at 50% of base salary in alignment with the target bonus percentage of 50% previously agreed to with Ms. Drayton in connection with her offer of employment.   For the reasons set forth under “2021 Business Highlights” above, we believe that 2021 was a successful year for us as we completed our Business Combination and continued to make significant progress in advancing our pipeline.
In 2021, following the Business Combination, our Board approved corporate goals and objectives that our compensation committee then used to design our annual incentive compensation program for 2021.  Under this program, the compensation committee established corporate goals that would apply to all of our executive officers. For 2021, the bonus for our former CEO was based 100% on achievement of such corporate goals and the bonus for our other NEOs was based 70% on achievement of such corporate goals and 30% on achievement of personal goals. As a newly public company the Board determined that specific financial metrics would be difficult to achieve and set our 2021 corporate goals that were assessed to determine the achievement of our corporate performance as follows:

•	Achieve early access performance specifications
•	Establish/secure supply chain inventory to achieve 2022 revenue targets (instruments, chips and assays)
•	Enable (ship and train) more than ten early access customers
•	Execute on approved hiring plan and The Sarbanes–Oxley Act of 2002 compliance readiness
•	Establish development programs for single molecule methods/assays (nucleic acids/proteomics/digital analyte)
•	Establishment of a robust governance and communication protocol (applicable to our former CEO only)

On November 9, 2021, our Board approved an adjustment to the bonus opportunity for Mr. Stark, such that, with respect to Mr. Stark’s bonus for 2022 performance rather than his bonus for 2021 performance, any bonus determined by the Board based upon the achievement of corporate and/or individual performance goals as determined by the Board or compensation committee would be payable only upon us achieving commercial revenue in excess of $20.0 million, contingent upon Mr. Stark’s employment through the scheduled date of payment of such bonus. The payment terms were aligned to the Company’s commercialization plans.

Based on our Board’s assessment and consideration of the relative importance of our goals, our Board determined that we achieved 80% of our 2021 corporate goals and based on our compensation committee’s assessment for our NEOs personal goals, all NEOs were paid 90-100% on their individual performance. The compensation committee then determined that bonuses for 2021 performance be paid to our NEOs based on these results. In early 2022, our CEO and other NEOs were awarded their incentive payouts in connection with our achievements in 2021.  The following table sets forth the cash bonus targets and payments for 2021 performance:
Name	Incentive Target Amount (as a % of Base Salary)	Annual Target Bonus (1)	Actual Award
John Stark	100%	$425,000	$352,750	(2)
Claudia Drayton	50%	$129,062	$115,000
Michael P. McKenna, Ph.D.	50%	$178,906	$150,000
Matthew Dyer, Ph.D.	50%	$168,906	$145,000
Christian LaPointe, Ph.D.	50%	$153,750	$132,500

(1)	The annual target bonus takes into consideration salary adjustments made during 2021

(2)	Mr. Stark’s employment with the Company terminated effective as of February 8, 2022 and he received an amount equal to his 2021 bonus under the Stark Separation Agreement.

In addition, transaction bonuses were paid in 2021 in connection with the successful completion of the consummation of the Business Combination to the following executive officers: John Stark, $8,750; Michael P. McKenna, Ph.D., $250,000; Matthew Dyer, Ph.D., $250,000; and Christian LaPointe, Ph.D. $50,000.

Equity Incentive Compensation
Our 2013 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2013 Plan”), was in place for many years prior to the Business Combination and was amended in November 2020.  Pursuant to the Business Combination, all outstanding awards under the 2013 Plan remain subject to the terms and conditions of the 2013 Plan and the number of shares issued thereunder and the exercise prices were equitably adjusted based on the exchange ratio in connection with the Business Combination. We may not issue new awards under the 2013 Plan. In connection with the Business Combination, we adopted the Quantum-Si Incorporated 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan allows for the grant of options, restricted stock awards, restricted stock unit awards (each restricted stock unit relating to one share of our Class A common stock) (RSUs), other share or cash-based awards and dividend equivalent awards to employees, non-employee directors and consultants.
We have a broad-based equity compensation program designed to reward and motivate our employees, including our NEOs.  Equity awards help align the interests of our NEOs and other employees with the long-term interests of our stockholders and provide an opportunity for employees to acquire an ownership interest in the Company.  The granting of equity awards is also consistent with our compensation philosophy of attracting, retaining and motivating our NEOs to deliver sustainable long-term value and aligning the interests of our executives with those of our stockholders. Prior to the Business Combination, decisions regarding equity awards were made by the Legacy Quantum-Si Board of Directors. Additionally, all of our executive officers began employment with Legacy Quantum-Si prior to the Business Combination and therefore negotiated the terms of their offer letters of employment with Legacy Quantum-Si which included the terms of their initial equity grants.

The compensation committee reviewed the awards granted to our NEOs prior to the Business Combination to determine if additional grants would be necessary following the Business Combination. Our compensation committee considered, among other things, the value of the annual equity awards received by executives in our peer group and our industry and the size of the annual equity awards as a percentage of our outstanding shares, dilution to existing stockholders and the retention value in the outstanding equity program based on the value of outstanding unvested awards granted to each of our NEOs by Legacy Quantum-Si.  Based on that review, at our first regularly scheduled compensation committee meeting post Business Combination, the compensation committee granted stock options to Messrs. McKenna and LaPointe based on their role with the company, individual performance and alignment with our other NEO in accordance with our compensation philosophy as a public company. The compensation committee determined that no other NEOs were granted equity in 2021 after the Business Combination. We will begin a program for granting annual equity awards to our NEOs in the first quarter of 2022.
For the details regarding the grants of our 2021 equity awards see the “2021 Fiscal Year Grants of Plan-Based Awards” table below.

Employee Benefits and Perquisites

Benefits offered to our NEOs serve a different purpose than do the other elements of total compensation.  In general, they are designed to provide a safety net of protection against the financial catastrophes that can result from illness, disability or death.  Benefits offered to our NEOs are generally the same as those offered to all other employees.

Employment Agreements and Severance Benefits

Each of our NEOs entered into an offer letter of employment with Legacy Quantum-Si in connection with the commencement of his or her employment prior to the completion of the Business Combination.  All offer letters of employment generally provide for at-will employment and that our NEOs are eligible to participate in employee benefit plans of general applicability to other employees, which we maintain from time to time.  Additionally, as described further below, our Executive Severance Plan was approved by the compensation committee in June 2021 following the Business Combination. The compensation committee believed it was necessary to adopt the Executive Severance Plan to ensure better alignment with market data and the benefits offered by the companies in our peer group, and to attract, retain and motivate superior executive talent.  The Severance Plan provides for continued payment of the NEOs base salary times a multiplier determined based on the NEO’s title or role with us if he or she is terminated by the Company without cause.  In addition, the Executive Severance Plan provides for “double trigger” vesting upon a change of control meaning that all unvested shares underlying outstanding options and restricted stock units held by an executive will become fully vested upon termination without cause or for good reason within 12 months following a change of control.  We have not provided any excise tax gross-ups to any of our NEOs in the event of a change of control.

In addition, as a condition of their employment, each of our NEOs has entered into a confidentiality agreement obligating the officer to refrain from disclosing any of our proprietary information received during the course of employment.

Policy Against Anti-Hedging and Pledging

We maintain an Insider Trading Policy that, among other things, generally prohibits all officers, including our NEOs, directors and employees from engaging in “hedging” transactions with respect to our shares  This includes short sales, hedging of share ownership positions, and transactions involving derivative securities relating to our shares.  The Insider Trading Policy also generally prohibits borrowing or other arrangements involving the non-recourse pledge of our shares.
Risk Analysis of Our Compensation Plans

Our management assesses and discusses with our compensation committee our compensation policies and practices for our employees as they relate to our risk management.  Based on this assessment, we do not believe that any risks arise from such policies and practices that are reasonably likely to have a material adverse effect on us now or in the future.

Compensation Committee Report

The compensation committee of our Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, which appears elsewhere in this Annual Report on Form 10-K, with our management.  Based on this review and discussion, the compensation committee has recommended to our Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Members of the Quantum-Si Incorporated compensation committee:

Ruth Fattori (Chair)
Marijn Dekkers, Ph.D.
James Tananbaum, M.D.

Executive and Director Compensation

Introduction

HighCape

None of HighCape’s executive officers or directors received any cash compensation for services rendered to HighCape.  HighCape agreed to pay an affiliate of HighCape Capital Acquisition LLC (the “Sponsor”) a total of $10,000 per month, for up to 24 months, for office space, utilities, administrative and support services provided to members of its management team.  The Sponsor, executive officers and directors, or any of their respective affiliates were reimbursed for any out-of-pocket expenses incurred in connection with activities on its behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations.

Quantum-Si

The number of securities and exercise prices described in this section have been adjusted as necessary to reflect the number of securities and exercise prices following the Business Combination.

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to Legacy Quantum-Si for all periods prior to the Business Combination in June 2021 and to us for the period thereafter by our NEOs for the years ended December 31, 2021, 2020 and 2019.

Name and Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (2)		Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
John Stark	2021	$425,000	$8,750	(1)	$15,711,346	(10)	$-	$352,750	$43,096	(5)	$16,540,942
Former Chief Executive Officer and Director (4)	2020	$58,333	$-		$-		$-	$-	$7,564		$65,897
	2019	$-	$-		$-		$-	$-	$-		$-

Claudia Drayton	2021	$247,500	$-		$905,322		$1,119,239	$115,000	$-		$2,387,061
Chief Financial Officer (6)	2020	$-	$-		$-		$-	$-	$-		$-
	2019	$-	$-		$-		$-	$-	$-		$-

Michael P. McKenna, PhD.	2021	$357,813	$250,000	(1)	$680,268		$492,946	$150,000	$100,000	(7)	$2,031,027
President and Chief Operating Officer	2020	$262,500	$75,000		$-		$-	$-	$-		$337,500
	2019	$250,000	$50,000		$-		$-	$-	$-		$300,000

Matthew Dyer, PhD.	2021	$337,813	$250,000	(1)	$680,268		$-	$145,000	$25,903	(8)	$1,438,984
Chief Business Officer	2020	$262,500	$75,000		$-		$257,500	$-	$58,868		$653,868
	2019	$250,000	$20,000		$-		$742,788	$-	$44,747		$1,057,535

Christian LaPointe, PhD.	2021	$307,500	$50,000	(1)	$1,333,809		$246,592	$132,500	$-		$2,070,401
General Counsel and Corporate Secretary (9)	2020	$36,000	$-		$-		$-	$-	$-		$36,000
	2019	$-	$-		$-		$-	$-	$-		$-

(1)	The amount represents discretionary transaction bonuses paid in connection with the consummation of the Business Combination.

(2)
The amount represents the aggregate grant date fair value for restricted stock unit (“RSU”) awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”). A discussion of our methodology for determining grant date fair value may be found in Note 12 “Equity Incentive Plan” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)
The amount represents the aggregate grant date fair value for option awards computed in accordance with ASC 718.  A discussion of our methodology for determining grant date fair value may be found in Note 12 “Equity Incentive Plan” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(4)	Mr. Stark joined Legacy Quantum-Si as its Chief Executive Officer in November 2020 and his employment and service as a member of the Board ended effective as of February 8, 2022.

(5)	Consists of a temporary housing allowance for housing and travel to our principal executive office in Connecticut.

(6)	Ms. Drayton joined Legacy Quantum-Si as its Chief Financial Officer in April 2021. Her current annual base salary is $385,000.

(7)
Consists of a loan amount forgiven by us in 2021 prior to the Business Combination which was provided in connection with Dr. McKenna’s commencement of employment.  The company forgave the loan as consideration for Dr. McKenna’s performance throughout his time at Legacy Quantum-Si.

(8)
Consists of a housing allowance of $12,437 provided to Dr. Dyer in January and February 2021 for housing and travel to our principal executive office in Connecticut and $13,466 provided to Dr. Dyer in February 2021 for relocation expenses.

(9)	Dr. LaPointe joined Legacy Quantum-Si as its General Counsel and Corporate Secretary in November 2020.

(10)
Includes a performance-based RSU award granted to Mr. Stark in 2021. The maximum grant date fair value of this performance-based RSU award, assuming the performance conditions had been achieved in full, is the same ($2,373,254) for Mr. Stark. These RSUs were forfeited in accordance with the Stark Separation Agreement (as defined below).

2021 Fiscal Year Grants Of Plan-Based Awards

The following table shows information regarding grants of non-equity incentive plan awards and grants of equity awards that we made during the fiscal year ended December 31, 2021 to each of our NEOs by Legacy Quantum-Si for all periods prior to the Business Combination in June 2021 and us for the period thereafter.
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards: Target ($) (1)	Estimated Future Payouts Under Equity Incentive Plan Awards: Target (#)		All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (2)
John Stark	-	$425,000	-		-		-		$-	$-
	2/17/2021	$-	-		1,703,460	(3)	-		$-	$13,338,092
	2/17/2021	$-	453,777	(4)	-		-		$-	$2,373,254	(5)

Claudia Drayton	-	$129,062	-		-		-		$-	$-
	4/20/2021	$-	-		95,700	(6)	-		$-	$905,322
	4/20/2021	$-	-		-		191,399	(7)	$9.46	$1,119,239

Michael P. McKenna, Ph.D.	-	$178,906	-		-		-		$-	-
	3/12/2021	$-	-		79,750	(8)	-		$-	$680,268
	8/31/2021	$-	-		-		100,000	(9)	$9.72	$492,946

Matthew Dyer, Ph.D.	-	$168,906	-		-		-		$-	$-
	3/12/2021	$-	-		79,750	(10)	-		$-	$680,268

Christian LaPointe, Ph.D.	-	$153,750	-		-		-		$-	-
	2/17/2021	$-	-		170,346	(11)	-		$-	$1,333,809
	8/31/2021	$-	-		-		50,000	(12)	$9.72	$246,592

(1)
Represents the potential 2021 cash incentive bonus payouts assuming target achievement of goals, based upon the NEO’s cash incentive bonus target and base salary in effect on December 31, 2021. No minimum threshold amount or maximum amount beyond the target amount was established. See the column entitled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for the cash incentive bonuses earned by the NEOs in 2021. See “Compensation Discussion and Analysis — Components of Executive Compensation — Annual Performance-Based Cash Incentive Compensation” for a description of our 2021 Plan.

(2)
The amount represents the grant date fair value for RSU awards and options computed in accordance with ASC 718.  A discussion of our methodology for determining grant date fair value may be found in Note 12 “Equity Incentive Plan” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)
Represents the grant of RSUs made to Mr. Stark. The RSUs vested as to 25% on January 7, 2022, with the remainder vesting in 12 equal quarterly installments thereafter beginning with the quarter ending March 31, 2022, subject to Mr. Stark’s continued service through the applicable vesting date.  All of Mr. Stark’s unvested RSUs were forfeited on February 8, 2022 in connection with Mr. Stark’s separation.

(4)
Represents the grant of performance-based RSUs made to Mr. Stark. The performance-based RSUs vest (i) on the closing of a financing in excess of $50 million within three years of Mr. Stark’s commencement of employment with Legacy Quantum-Si at a share price greater than $16.08, or (ii) if within three years of Mr. Stark’s commencement of employment with Legacy Quantum-Si the publicly-listed closing price of our shares is $16.08 or more for any 20 trading days within any 30 consecutive trading day period, subject to Mr. Stark’s continued service through the applicable vesting date.  These RSUs were forfeited in accordance with the Stark Separation Agreement.

(5)
The amount represents the maximum grant date fair value for the performance-based RSUs, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 12 “Equity Incentive Plan” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The maximum grant date fair value of this performance-based RSU award, assuming that the performance conditions are achieved in full, is the same ($2,373,254).

(6)
Represents the grant of RSUs made to Ms. Drayton. The RSUs vest as to 25% on June 30, 2022, with the remainder vesting in 12 equal quarterly installments thereafter, subject to Ms. Drayton’s continued service through the applicable vesting date.

(7)
Represents the grant of stock options made to Ms. Drayton. The shares underlying this option vest as to 25% on June 30, 2022, with the remainder vesting in 36 equal monthly installments thereafter, subject to Ms. Drayton’s continued service through the applicable vesting date.

(8)
Represents the grant of RSUs made to Dr. McKenna. The RSUs vest as to 25% on March 12, 2022, with the remainder vesting in 12 equal quarterly installments thereafter, subject to Dr. McKenna’s continued service through the applicable vesting date.

(9)
Represents the grant of stock options made to Dr. McKenna. The shares underlying this option vest as to 2.083% for 48 months in equal installments beginning on August 31, 2021, thereafter, subject to McKenna’s continued service through the applicable vesting date.

(10)
Represents the grant of RSUs made to Dr. Dyer. The RSUs vest as to 25% on March 12, 2022, with the remainder vesting in 12 equal quarterly installments thereafter, subject to Dr. Dyer’s continued service through the applicable vesting date.

(11)
Represents the grant of RSUs made to Dr. LaPointe. The RSUs vested as to 25% on January 7, 2022, with the remainder vesting in 12 equal quarterly installments thereafter beginning with the quarter ending March 31, 2022, subject to Dr. LaPointe’s continued service through the applicable vesting date.

(12)
Represents the grant of stock options made to Dr. LaPointe. The shares underlying this option vest as to 25% on August 31, 2022, with the remainder vesting in 36 equal monthly installments thereafter, subject to Dr. LaPointe’s continued service through the applicable vesting date.

Employment Arrangements

Legacy Quantum-Si entered into an Offer Letter of Employment with Mr. Stark on October 28, 2020, an Offer Letter of Employment with Ms. Drayton on March 23, 2021, an Offer Letter of Employment with Dr. McKenna in June 2015, an Offer Letter of Employment with Dr. Dyer in March 2016, and an Offer Letter of Employment with Dr. LaPointe on November 4, 2020, which continue to be in effect after the Business Combination, the material terms of which are described below.  In addition, we entered into a separation agreement with Mr. Stark in connection with the termination of his employment, the material terms of which are described below.  In addition, each NEO has entered into a confidentiality agreement obligating the officer to refrain from disclosing any of our proprietary information received during the course of employment.

John Stark

Legacy Quantum-Si entered into an Offer Letter of Employment with Mr. Stark as Legacy Quantum-Si’s Chief Executive Officer on October 28, 2020.  Pursuant to the terms of his Offer Letter, Mr. Stark’s initial annual base salary was $350,000.  Effective July 1, 2021, Mr. Stark’s annual base salary was increased to $500,000 and Mr. Stark was eligible to receive an annual target bonus amount of up to 100% of his annual base salary, provided that he was employed with us through the scheduled date of payment of such bonuses. On November 9, 2021, our Board approved an adjustment to the bonus opportunity for Mr. Stark, such that, with respect to Mr. Stark’s bonus for 2022 performance rather than his bonus for 2021 performance, any bonus determined by the Board based upon the achievement of corporate and/or individual performance goals as determined by the Board or compensation committee would be payable only upon us achieving commercial revenue in excess of $20.0 million, contingent upon Mr. Stark’s employment through the scheduled date of payment of such bonus. Under the terms of the Offer Letter, Mr. Stark was entitled to a payment of $50,000 following his relocation, to cover relocation expenses that must be repaid to us if Mr. Stark voluntarily terminated his employment before November 2, 2021, as well as a monthly housing allowance of $2,500 (net of required taxes) as a temporary housing stipend until his relocation.

In February 2021, Legacy Quantum-Si entered into a Letter Agreement with Mr. Stark that provided for a grant of Legacy Quantum-Si RSUs in lieu of the options referred to in Mr. Stark’s Offer Letter of Employment.  Pursuant to the Letter Agreement, Mr. Stark was granted 1,703,460 RSUs with 25% vesting on January 7, 2022, and the remainder vesting in equal quarterly installments over the following three years beginning with the quarter ending March 31, 2022, subject to Mr. Stark’s continued employment on each vesting date.  Pursuant to the Letter Agreement, Mr. Stark received an additional award of 453,777 RSUs that would vest (i) on the closing of a financing in excess of $50 million within three years of Mr. Stark’s start date at a share price greater than $16.08, or (ii) if within three years of Mr. Stark’s commencement of employment with Legacy Quantum-Si the publicly-listed closing price of our shares is $16.08 or more for any 20 trading days within any 30 consecutive trading day period, subject to Mr. Stark’s continued employment on the vesting date.

Effective as of February 8, 2022, Mr. Stark employment as our CEO terminated. In connection with his termination of employment, on February 11, 2022, we entered into a separation agreement with Mr. Stark (the “Stark Separation Agreement”). Pursuant to the terms of the Stark Separation Agreement, Mr. Stark is entitled to: (i) severance pay equal to $500,000, or one year of his current annual base salary, (ii) an annual bonus equal to $352,750 for the year ended December 31, 2021 and (iii) a special bonus equal to $250,000. The Stark Separation Agreement also includes a release and waiver by Mr. Stark and other customary provisions.

Claudia Drayton

Legacy Quantum-Si entered into an Offer Letter for Employment with Ms. Drayton as Legacy Quantum-Si’s Chief Financial Officer on March 23, 2021.  Pursuant to the terms of her Offer Letter, Ms. Drayton’s initial annual base salary was $330,000.  Effective July 1, 2021, Ms. Drayton’s current annual base salary was increased to $385,000.  Ms. Drayton is eligible to receive annual target bonus amount of up to 50% of her annual base salary, provided that she is employed with us through the scheduled date of payment of such bonuses.  Ms. Drayton is entitled to receive a payment of $50,000 following her relocation, to cover relocation expenses that must be repaid to us if Ms. Drayton voluntarily terminates her employment prior to 12 months from the payment date of such relocation payment.

Pursuant to the Offer Letter, Ms. Drayton was granted 95,700 RSUs and 191,399 stock options with an exercise price of $9.46 per share, with 25% of each award to vest on June 30, 2022, and the remainder of the options vesting in equal monthly installments, over the following three years and the remainder of the RSUs vesting in equal quarterly installments over the following three years, subject to Ms. Drayton’s continued employment on each vesting date.

Michael P. McKenna, Ph.D.

Legacy Quantum-Si entered into an Offer Letter of Employment with Dr. McKenna, as Legacy Quantum-Si’s President and Chief Operating Officer, on June 1, 2015.  Pursuant to the terms of his Offer Letter, Dr. McKenna’s then annual base salary was $200,000.  Dr. McKenna’s current annual base salary is $440,000 and Dr. McKenna is eligible to receive annual target bonus amount of up to 50% of his annual base salary, provided that he is employed with us through the scheduled date of payment of such bonuses.

Matthew Dyer, Ph.D.

Legacy Quantum-Si entered into a consulting agreement with Dr. Dyer in February 2015.  Legacy Quantum-Si entered into an Offer Letter of Employment letter with Dr. Dyer, as Legacy Quantum-Si’s Head of Informatics and Cloud Strategy in March 2016.  Dr. Dyer became Chief Business Officer of Legacy Quantum-Si in December 2020.  Pursuant to the terms of the Offer Letter, Dr. Dyer’s then annual base salary was $145,000.  Dr. Dyer’s current annual base salary is $400,000 and Dr. Dyer is eligible to receive annual target bonus amount of up to 50% of his annual base salary, provided that he is employed with us through the scheduled date of payment of such bonuses.  Dr. Dyer also received a monthly housing allowance of $4,500 as a housing stipend until February 2021.

Christian LaPointe, Ph.D.

Legacy Quantum-Si entered into an Offer Letter for Employment with Dr. LaPointe as Legacy Quantum-Si’s General Counsel and Corporate Secretary on November 4, 2020.  Pursuant to the terms of his Offer Letter, Dr. LaPointe’s initial annual base salary was $240,000.  Dr. LaPointe’s current annual base salary is $375,000.  Dr. LaPointe is eligible to receive annual target bonus amount of up to 50% of his annual base salary, provided that he is employed with us through the scheduled date of payment of such bonuses.

In February 2021, Legacy Quantum-Si entered into a Letter Agreement with Dr. LaPointe that provided for a grant of Legacy Quantum-Si RSUs in lieu of the options referred to in Dr. LaPointe’s Offer Letter of Employment.  Pursuant to the Letter Agreement, Dr. LaPointe was granted 213,600 RSUs with 25% vesting on January 7, 2022, and the remainder vesting in equal quarterly installments over the following three years beginning with the quarter ending March 31, 2022, subject to Dr. LaPointe’s continued employment on each vesting date.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table shows information regarding outstanding equity awards held by the NEOs as of December 31, 2021.

		Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price	Options Expiration Date	Number of Shares or Units That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Unit Rights That Have Not Vested
John Stark	2/17/2021	-		-		$-	-	1,703,460	(2)	$13,406,230	-		-
	2/17/2021	-		-		$-	-	-		$-	453,777	(3)	$3,571,225

Claudia Drayton	4/20/2021	-		191,399	(4)	$9.46	4/20/2031	-		$-	-		-
	4/20/2021	-		-		$-	-	95,700	(5)	$753,159	-		-

Michael P. McKenna, Ph.D.	3/12/2021	-		-		$-	-	79,750	(7)	$627,633	-		-
	8/31/2021	10,415	(6)	89,585		$9.72	8/31/2031	-		$-	-		-

Matthew Dyer, Ph.D.	1/11/2018	7,490	(8)	-		$2.56	1/11/2028	-		$-	-		-
	8/23/2019	159,506	(9)	79,744		$3.03	8/23/2029	-		$-	-		-
	8/23/2019	115,135	(10)	39,886		$3.03	8/23/2029	-		$-	-		-
	5/17/2020	60,766	(11)	73,228		$2.90	5/17/2030	-		$-	-		-
	3/12/2021	-		-		$-	-	79,750	(12)	$627,633	-		-

Christian LaPointe, Ph.D.	2/17/2021	-		-		$-	-	170,346	(14)	$1,340,623	-		-
	8/31/2021	-		50,000	(13)	$9.72	8/31/2031	-		$-	-		-

(1)	The market value of the stock awards is based on the closing price of our Class A common stock of $7.87 per share on December 31, 2021.

(2)
25% of the RSUs vested on January 7, 2022 and the remainder vests, subject to continued service, in 12 equal quarterly installments thereafter beginning with the quarter ending March 31, 2022.  All of Mr. Stark’s unvested RSUs were forfeited on February 8, 2022 in connection with Mr. Stark’s separation.

(3)
The RSUs vest, subject to continued service (i) on the closing of a financing in excess of $50 million within three years of Mr. Stark’s commencement of employment with Legacy Quantum-Si at a share price greater than $16.08, or (ii) if within three years of Mr. Stark’s start date the publicly-listed closing price of our shares is $16.08 or more for any 20 trading days within any 30 consecutive trading day period.  These RSUs were forfeited on February 8, 2022 in connection with Mr. Stark’s separation.

(4)	The shares underlying this option vest, subject to continued service, as follows: 25% on June 30, 2022, with the remainder vesting in 36 equal monthly installments thereafter.

(5)	The RSUs vest, subject to continued service, as follows: 25% on June 30, 2022, with the remainder vesting in 12 equal quarterly installments thereafter.

(6)	The shares underlying this option vest, subject to continued service, in 48 equal monthly installments beginning on August 31, 2021.

(7)	The RSUs vest, subject to continued service, as follows: 25% on March 12, 2022, with the remainder vesting in 12 equal quarterly installments thereafter.

(8)
The shares underlying this option vest, subject to continued service, as follows: 25% of the shares vested on December 31, 2018, with the remainder vesting in equal monthly installments over the following 36 months.

(9)	The shares underlying this option vest, subject to continued service, in 48 equal monthly installments beginning on January 31, 2019.

(10)	The shares underlying this option vest, subject to continued service, in 48 equal monthly installments beginning on May 31, 2019.

(11)	The shares underlying this option vest, subject to continued service, in 48 equal monthly installments beginning on January 31, 2020.

(12)	The RSUs vest, subject to continued service, as follows: 25% on March 12, 2022, with the remainder vesting in 12 equal quarterly installments thereafter.

(13)	The shares underlying this option vest, subject to continued service, as follows: 25% on August 31, 2022, with the remainder vesting in 36 equal monthly installments thereafter.

(14)	25% of the RSUs vested on January 7, 2022 and remainder vests, subject to continued service, in 12 equal quarterly installments thereafter beginning with the quarter ending March 31, 2022.

Option Exercises and Stock Vested in 2021

The following table shows information regarding exercises of options to purchase our Class A common stock and vesting of stock awards held by each NEO during the fiscal year ended December 31, 2021.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)
John Stark	-	$-
Claudia Drayton	-	$-
Michael P. McKenna, Ph.D.	-	$-
Matthew Dyer, Ph.D.	142,114	$987,744
Christian LaPointe, Ph.D.	-	$-

(1)
The value realized on exercise is based on the difference between the closing price of our Class A common stock on Nasdaq on the date of exercise and the applicable exercise price of those options and does not represent actual amounts received by the individual as a result of the option exercises.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plan.

Employee Benefits

Our NEOs participate in employee benefit programs available to our employees generally, including medical and dental insurance, a relocation program, and a tax-qualified 401(k) plan.

Severance Plan

On June 29, 2021, the compensation committee adopted the Quantum-Si Incorporated Executive Severance Plan (the “Severance Plan”).  Eligible participants in the Severance Plan include our Chief Executive Officer and our other executive officers, including the NEOs.

Under the Severance Plan, if we terminate a participant’s employment without cause (as defined in the Severance Plan) at any time other than during the twelve month period following a Change in Control (as such term is defined below) (the “Change in Control Period”) then the participant is eligible to receive the following benefits:

•
Severance payable in the form of salary continuation or a lump sum payment.  The severance amount is equal to participant’s then-current base salary times a multiplier determined based on the participant’s title or role with us. The multiplier for our Chief Executive Officer is 1.0 and the multiplier for our other executive officers is 0.75.

•
The portion of any outstanding unvested equity award that would vest on an annual cliff vesting date in accordance with the terms of the award during the three months following the participant’s termination date will vest as of the date the termination of such participant’s employment becomes effective.

•	We will pay for company contribution for continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) during the severance period.

Under the Severance Plan, if we terminate a participant’s employment without cause or participant resigns for good reason, during the Change in Control Period, then the participant is eligible to receive the following benefits:

•
Severance payable in a single lump sum.  The severance amount is equal to participant’s then-current base salary and then-current target annual bonus opportunity, times a change in control multiplier determined based on the participant’s title or role with us. The multiplier for our Chief Executive Officer is 1.5 and the multiplier for our other executive officers is 1.0.

•
Any outstanding unvested equity awards held by the participant under any then-current outstanding equity incentive plan(s) will become fully vested as of the date the termination of such participant’s employment becomes effective.

•	We will pay for company contribution for continuation coverage under COBRA during the severance period.

A participant’s rights to any severance benefits under the Severance Plan are conditioned upon the participant executing and not revoking a valid separation and general release of claims agreement in a form provided by us.

The term Change in Control under the Severance Plan means the occurrence of any of the following events:

(i) any person or group of persons (other than the Company or its affiliates) becomes the owner, directly or indirectly, of securities of the Company representing more than 50% of the combined voting power of the Company’s then outstanding voting securities (the “Outstanding Company Voting Securities”) (but excluding any bona fide financing event in which securities are acquired directly from the Company); or

(ii) the consummation of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation (i) that results in the Outstanding Company Voting Securities immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 50% of the combined voting power of the Outstanding Company Voting Securities (or such surviving entity or, if the Company or the entity surviving such merger is then a subsidiary, the ultimate parent thereof) outstanding immediately after such merger or consolidation, or (ii) immediately following which the individuals who comprise the Board immediately prior thereto constitute at least a majority of the Board of the entity surviving such merger or consolidation or, if the Company or the entity surviving such merger is then a subsidiary, the ultimate parent thereof; or

(iii) the sale or disposition by the Company of all or substantially all of the Company’s assets, other than (i) a sale or disposition by the Company of all or substantially all of the Company’s assets to an entity, at least 50% of the combined voting power of the voting securities of which are owned directly or indirectly by stockholders of the Company following the completion of such transaction in substantially the same proportions as their ownership of the Company immediately prior to such sale or (ii) a sale or disposition of all or substantially all of the Company’s assets immediately following which the individuals who comprise the Board immediately prior thereto constitute at least a majority of the board of directors of the entity to which such assets are sold or disposed or, if such entity is a subsidiary, the ultimate parent thereof;

(iv) provided that with respect to Sections (i), (ii) and (iii) above, a transaction or series of integrated transactions will not be deemed a Change in Control (A) unless the transaction qualifies as a change in control within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or (B) if following the conclusion of the transaction or series of integrated transactions, the holders of the Company’s Class B common stock immediately prior to such transaction or series of transactions continue to have substantially the same proportionate voting power in an entity which owns all or substantially all of the assets of the Company immediately following such transaction or series of transactions.

Potential Payments upon Termination or Change-In-Control

The following table sets forth estimates of the payments and benefits each NEO would have been entitled to receive from us upon a termination of employment under the circumstances described in the table effective December 31, 2021. In accordance with SEC rules, the potential payments were determined under the terms of our contracts, agreements, plans and arrangements as in effect on December 31, 2021. The tables do not include any previously vested equity awards or accrued benefits. Because the payments to be made to an NEO depend on several factors, the actual amounts to be paid out upon a triggering event can only be determined at the time of the triggering event.

Name	Compensation Component	Termination Without Cause Absent a Change in Control ($)		Termination Without Cause or For Good Reason Within 12 Months Following a Change of Control ($)
John Stark (2)	Cash compensation	$500,000	(3)	$1,250,000	(5)
	Acceleration of unvested options and RSUs	$3,351,565	(1)	$16,757,787	(1)
	Benefits and Perquisites	$26,905		$40,357

Claudia Drayton	Cash compensation	$288,750	(3)	$577,500	(5)
	Acceleration of unvested options and RSUs	$-		$753,159	(1)
	Benefits and Perquisites	$14,457	(4)	$19,275	(4)

Michael P. McKenna, Ph.D.	Cash Compensation	$330,000	(3)	$660,000	(5)
	Acceleration of unvested options and RSUs	$156,904	(1)	$627,633	(1)
	Benefits and Perquisites	$15,394	(4)	$20,525	(4)

Matthew Dyer, Ph.D.	Cash compensation	$300,000	(3)	$600,000	(5)
	Acceleration of unvested options and RSUs	$156,904	(1)	$1,570,585	(1)
	Benefits and Perquisites	$20,179	(4)	$26,905	(4)

Christian LaPointe, Ph.D.	Cash compensation	$281,250	(3)	$562,500	(5)
	Acceleration of unvested options and RSUs	$335,152	(1)	$1,340,623	(1)
	Benefits and Perquisites	$15,394		$20,525

(1)
Value attributable to accelerated vesting of (i) then unvested options, determined by multiplying the number of shares accelerated by the difference between the exercise price of the option and the closing price of our shares on December 31, 2021, and (ii) then unvested RSUs, determined by multiplying the number of RSUs accelerated by the closing price of our shares on December 31, 2021. The closing price of our shares on December 31, 2021 was $7.87.

(2)
Mr. Stark’s employment with us, and his service as a member of the Board, terminated effective February 8, 2022. The terms of his separation agreement are discussed above under “Employment Arrangements – John Stark.”

(3)	Twelve months of 2021 base salary continuation for our former CEO and nine months of 2021 base salary continuation for our other NEOs.

(4)	Payment of COBRA premiums during the base salary continuation period.

(5)	Eighteen months of 2021 base salary continuation for our former CEO and twelve months of 2021 base salary continuation for our other NEOs including full bonus payout.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2021 to each of our non-employee directors. Directors who are employed by us are not compensated for their service on our Board.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($) (2)		Option Awards ($) (2)	All Other Compensation ($)		Total
Jonathan M. Rothberg, Ph.D.	$30,673	$12,994,992	(3)	$-	$221,831	(3)	$13,247,496
Marijn Dekkers, Ph.D.	$37,459	$1,479,492	(5)	$-	$-		$1,516,951
Ruth Fattori	$41,621	$1,479,492	(5)	$-	$-		$1,521,113
Brigid A. Makes	$38,846	$199,992		$-	$-		$238,838
Michael Mina, M.D., Ph.D. (4)	$27,747	$199,992		$2,094,023	$-		$2,321,762
Kevin Rakin	$30,522	$199,992		$-	$-		$230,514
James Tananbaum, M.D	$31,909	$199,992		$-	$-		$231,901

(1)	Amounts represent fees earned during 2021 under our Non-Employee Director Compensation Policy.
(2)
Amount represents the aggregate grant date fair value for options and RSUs, computed in accordance with FASB ASC Topic 718. Each non-employee director was granted 20,512 RSUs upon their appointment as directors of the Company following the Business Combination on June 11, 2021. A discussion of the assumptions used in determining grant date fair value may be found in Note 12 “Equity Incentive Plan” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The RSUs vest in equal annual installments over three years beginning on June 11, 2022, subject to the director’s continued service through the applicable vesting date.

(3)
In connection with the Business Combination Agreement, Legacy Quantum-Si and Dr. Rothberg, the founder of Legacy Quantum-Si, Interim CEO and Executive Chairman of our Board, entered into the Executive Chairman Agreement, effective as of the Closing of the Business Combination pursuant to which Dr. Rothberg advised our CEO and provide guidance to the Board. The amount included in the table represents the grant date fair value of a restricted stock unit award granted to Dr. Rothberg in connection with entering into the Executive Chairman Agreement and cash payments paid pursuant to the Executive Chairman Agreement in 2021. A discussion of the terms of the Executive Chairman Agreement can be found below under “Item 13 - Certain Relationships and Related Transactions, and Director Independence - Executive Chairman Agreement with Jonathan M. Rothberg, Ph.D.” Dr. Rothberg will not receive any additional compensation for serving as Interim CEO.

(4)
On April 19, 2021, Michael Mina, M.D., Ph.D. entered into a consulting agreement with Quantum-Si to serve as Legacy Quantum-Si’s Chief Medical Advisor.  Under the terms of the consulting agreement, Dr. Mina was eligible to receive $22,500 per month for 60% of full-time service to us.  Also pursuant to the terms of the consulting agreement, Dr. Mina was granted an option to purchase shares of Legacy Quantum-Si common stock with an exercise price equal to the fair market value of the common stock on the grant date.  The option to purchase 358,875 shares has a per share exercise price of $9.46 and vests in equal monthly installments over three years beginning on May 31, 2021, subject to Dr. Mina’s continued service on each vesting date provided, however, that during any monthly period when Dr. Mina’s commitment to us is less than 60% of full time service, the number of shares that vest that month would be reduced proportionately based on the reduction in service relative to Dr. Mina’s 60% of full time service commitment, and those unvested shares will be forfeited back to us.  During 2021, Dr. Mina did not provide any consulting services to us under the consulting agreement and therefore none of the shares underlying his options have vested and he did not receive any cash compensation. The consulting agreement was terminated on February 14, 2022 and his options were cancelled in its entirety on February 14, 2022 and nothing was exercisable.

(5)
Each of Dr. Dekkers and Ms. Fattori received 150,000 RSUs in their capacity as directors of Legacy Quantum-Si. The RSUs vest in equal annual installments over three years beginning on June 11, 2022, subject to continued service through the applicable vesting date.

The following table shows the aggregate number of shares subject to options and RSUs held by each of our non-employee directors as of December 31, 2021.

Name	Number of Stock Options Held at Fiscal Year-End	Number of Restricted Stock Units Held at Fiscal Year-End
Jonathan M. Rothberg, Ph.D.	-	1,520,512
Marijn Dekkers, Ph.D.	-	170,512
Ruth Fattori	-	170,512
Brigid A. Makes	-	20,512
Michael Mina, M.D., Ph.D.	279,123	20,512
Kevin Rakin	-	20,512
James Tananbaum, M.D.	-	20,512

Non-Employee Director Compensation Policy

On June 10, 2021, we adopted a non-employee director compensation policy.  Pursuant to the policy, the annual retainer for non-employee directors is $50,000.  Annual retainers for committee membership are as follows:

Position	Retainer
Audit committee chairperson	$20,000
Audit committee member	$10,000
Compensation committee chairperson	$15,000
Compensation committee member	$7,500
Nominating and corporate governance committee chairperson	$10,000
Nominating and corporate governance committee member	$5,000

These fees are payable in arrears in quarterly installments as soon as practicable following the last business day of each fiscal quarter, provided that the amount of such payment will be prorated for any portion of such quarter that a director is not serving on our Board, on such committee or in such position.  Non-employee directors are also reimbursed for reasonable out-of-pocket business expenses incurred in connection with attending meetings of the Board and any committee of the Board on which they serve and in connection with other business related to the Board.  Directors may also be reimbursed for reasonable out-of-pocket business expenses in accordance with our travel and other expense policies, as may be in effect from time to time.

In addition, we grant to new non-employee directors upon their initial election to our Board (including any non-employee director whose election to our Board was approved at the special meeting of stockholders held on June 9, 2021) a number of RSUs  having an aggregate fair market value equal to $200,000, determined by dividing (A) $200,000 by (B) the closing price of our Class A common stock on Nasdaq on the date of the grant (rounded down to the nearest whole share), on the first business day after the date that the non-employee director is first appointed or elected to the Board.  Each of these grants shall vest in equal annual installments over three years from the date of the grant, subject to the director’s continued service as a director on the applicable vesting dates.

Further, in connection with each of our annual meetings of stockholders, each non-employee director automatically receives an option to purchase shares of our Class A common stock having an aggregate grant date fair value of $100,000, valued based on a Black-Scholes valuation method (rounded down to the nearest whole share), each year beginning in 2022 on the first business day after our annual meeting of stockholders.  Each of these options has a term of 10 years from the date of the award and vests at the end of the period beginning on the date of each regular annual meeting of stockholders and ending on the date of the next regular annual meeting of stockholders, subject to the director’s continued service through the applicable vesting date.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of February 15, 2022 by:

•	each person known to us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our executive officers and directors; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days and RSUs that vest within 60 days. Shares of Class A common stock issuable upon exercise of options and warrants currently exercisable within 60 days and RSUs that vest within 60 days are deemed outstanding solely for purposes of calculating the percentage of total ownership and total voting power of the beneficial owner thereof.

The beneficial ownership of our common stock is based on 118,727,725 shares of our Class A common stock and 19,937,500 shares of our Class B common stock issued and outstanding as of February 15, 2022.

Unless otherwise indicated, we believe that each person named in the table below has sole voting and investment power with respect to all shares of our common stock beneficially owned by them. Unless otherwise indicated, the business address of each of the following entities or individuals is c/o Quantum-Si Incorporated, 530 Old Whitfield Street, Guilford, Connecticut 06437.

Name and Address of Beneficial Owner	Number of shares of Class A Common Stock	%	Number of shares Class B Common stock	%	% of Total Voting Power**
Directors and Executive Officers:
Jonathan M. Rothberg, Ph.D. (1)	15,692,967	13.2%	19,937,500	100.0%	80.1%
John Stark (2)	245,996	*	-	-	*
Claudia Drayton	-	-	-	-	-
Michael P. McKenna, Ph.D. (3)	834,105	*	-	-	*
Matthew Dyer, Ph.D. (4)	658,647	*	-	-	*
Christian LaPointe, Ph.D. (5)	90,580	*	-	-	*
Marijn Dekkers, Ph.D. (6)	549,980	*	-	-	*
Ruth Fattori (7)	49,980	*	-	-	*
Brigid A. Makes	-	-	-	-	-
Michael Mina, M.D., Ph.D.	-	-	-	-	-
Kevin Rakin (8)	1,890,000	1.6%	-	-	*
James Tananbaum, M.D. (9)	8,403,805	7.1%	-	-	1.6%
All Current Directors and Executive Officers as a Group (11 Individuals) (10)	28,170,064	23.6%	19,937,500	100.0%	82.4%
Five Percent Holders:
Jonathan M. Rothberg, Ph.D. (1)	15,692,967	13.2%	19,937,500	100.0%	8.1%
ARK Investment Management LLC (11)	13,067,150	11.0%	-	-	2.5%
Foresite Capital (9)	8,403,805	7.1%	-	-	1.6%
Glenview Capital Management, LLC (12)	6,000,000	5.1%	-	-	1.2%

*	Indicates beneficial ownership of less than 1%.

**
Percentage of total voting power represents voting power with respect to all shares of our Class A common stock and our Class B common stock as a single class.  Each share of our Class B common stock is entitled to 20 votes per share and each share of our Class A common stock is entitled to 1 vote per share.

(1)
Consists of 15,692,967 shares of our Class A common stock and 19,937,500 shares of our Class B common stock held by Jonathan M. Rothberg, Ph.D., Dr. Rothberg’s spouse, 4C Holdings I, LLC, 4C Holdings V, LLC, 2012 JMR Trust Common, LLC and 23rd Century Capital LLC. Dr. Rothberg, Legacy Quantum-Si’s founder and our Interim CEO and Executive Chairman, is the sole manager of 4C Holdings I, LLC, 4C Holdings V, LLC and 2012 JMR Trust Common, LLC and has sole voting and investment control of our Class A common stock and our Class B common stock owned by those entities. Dr. Rothberg’s son is the manager of 23rd Century Capital LLC. Dr. Rothberg disclaims beneficial ownership of the shares held by his spouse and 23rd Century Capital LLC.

(2)	Consists of shares of our Class A common stock held by Mr. Stark, our former CEO.

(3)
Consists of (i) 797,500 shares of our Class A common stock held by Dr. McKenna, (ii) 19,939 shares of our Class A common stock issuable upon vesting of RSUs within 60 days of February 15, 2022 held by Dr. McKenna, and (iii) options to purchase 16,666 shares of our Class A common stock issuable upon the exercise of options to purchase shares of our Class A common stock exercisable within 60 days of February 15, 2022 held by Dr. McKenna.

(4)
Consists of (i) 261,743 shares of our Class A common stock held by Dr. Dyer, (ii) 19,939 shares of our Class A common stock issuable upon vesting of RSUs within 60 days of February 15, 2022 held by Dr. Dyer, and (iii) options to purchase 376,965 shares of our Class A common stock issuable upon the exercise of options to purchase shares of our Class A common stock exercisable within 60 days of February 15, 2022 held by Dr. Dyer.

(5)
Consists of (i) 79,933 shares of our Class A common stock held by Dr. LaPointe. and (ii) 10,647 shares of our Class A common stock issuable upon vesting of RSUs within 60 days of February 15, 2022 held by Dr. LaPointe.

(6)
Consists of (i) 37,485 shares of our Class A common stock held by Dr. Dekkers, (ii) 12,495 shares of our Class A common stock issuable upon vesting of RSUs within 60 days of February 15, 2022 held by Dr. Dekkers, and (iii) 500,000 shares of our Class A common stock held by Novalis Lifesciences Investments I, LP (“Novalis”).  Dr. Dekkers has sole voting and investment control over the shares held by Novalis.

(7)
Consists of (i) 37,485 shares of our Class A common stock held by Ms. Fattori and (ii) 12,495 shares of our Class A common stock issuable upon vesting of RSUs within 60 days of February 15, 2022 held by Ms. Fattori.

(8)
Consists of (i) 89,000 shares of our Class A common stock held by Mr. Rakin and the Kevin L. Rakin Irrevocable Trust, (ii) 601,000 shares of our Class A common stock held by HighCape Partners QSI II Invest, L.P, (iii) 24,527 shares of our Class A common stock held by HighCape Partners II, L.P. and (iv) 1,175,473 shares of our Class A common stock held by HighCape Partners QP II, L.P. Mr. Rakin and Matt Zuga are the managing members of HighCape Capital II GP, LLC, which is the general partner of HighCape Partners II GP, L.P., which is the general partner of each of HighCape Partners QSI II Invest, L.P, HighCape Partners II, L.P. and HighCape Partners QP II, L.P., and as a result each may be deemed to share voting and investment discretion with respect to the common stock held by such entities.  Mr. Rakin disclaims any beneficial ownership of the securities to be held by HighCape Partners QSI II Invest, L.P, HighCape Partners II, L.P. and HighCape Partners QP II, L.P. other than to the extent of any pecuniary interest he may have therein, directly or indirectly.  The business address of each of these entities or individuals is 452 Fifth Avenue, 21st Floor, New York, NY 10018.

(9)
Based on Schedule 13D filed by Foresite Capital Management, LLC on June 21, 20221. Consists of 4,463,619 shares of our Class A common stock held by Foresite Capital Fund IV, L.P. (“Foresite IV”) 2,342,061 shares of our Class A common stock held by Foresite Capital Fund V, L.P. (“Foresite V”) and 1,598,125 shares of our Class A common stock held by Foresite Capital Opportunity Fund V, L.P. (“Foresite Opportunity”).  Foresite Capital Management IV, LLC (“FCM IV”) is the general partner of Foresite IV and may be deemed to have sole voting and dispositive power over shares held by Foresite IV.  Foresite Capital Management V, LLC (“FCM V”) is the general partner of Foresite V and Foresite Opportunity and may be deemed to have sole voting and dispositive power over shares held by Foresite V and Foresite Opportunity.  Dr. James Tananbaum is the sole managing member of FCM IV and FCM V and may be deemed to have sole voting and dispositive power over shares held by Foresite IV, Foresite V and Foresite Opportunity. Each of FCM IV, FCM V and Dr. Tananbaum disclaims beneficial ownership of shares held by Foresite IV, Foresite V and Foresite Opportunity except to the extent of any pecuniary interest therein.  The address of Foresite IV, Foresite V, Foresite Opportunity, FCM IV, FCM V and Dr. Tananbaum is 600 Montgomery Street, Suite 4500, San Francisco, CA 94111.

(10)	See footnotes 1 and 3 through 9.

(11)
Based on Schedule 13G/A filed by ARK Investment Management LLC (“ARK”) on February 9, 2022. Consists of  shares of our Class A common stock held by ARK. The business address of ARK is 3 East 28th Street, 7th Floor, New York, New York 10016.

(12)
Based on Schedule 13G/A filed by Glenview Capital Management, LLC (“Glenview Capital Management”) on February 14, 2022.  Consists of 261,362 shares of our Class A common stock held for the account of Glenview Capital Partners, L.P. (“Glenview Capital Partners”), 1,913,372 shares of our Class A common stock held for the account of Glenview Capital Master Fund, Ltd., 641,271 shares of our Class A common stock held for the account of Glenview Institutional Partners, L.P., 1,369,620 shares of our Class A common stock held for the account of Glenview Offshore Opportunity Master Fund, Ltd., 1,673,485 shares of our Class A common stock held for the account of Glenview Capital Opportunity Fund, L.P., and 140,890 shares of our Class A common stock held for the account of Glenview Healthcare Master Fund (collectively, the Glenview Investment Funds).  Glenview Capital Management serves as investment manager to each of the Glenview Investment Funds.  Larry Robbins is the Chief Executive Officer of Glenview Capital Management.  The address of the principal business office for Mr. Robbins, Glenview Capital Management and the Glenview Investment Funds is 767 Fifth Avenue, 44th Floor, New York, New York 10153.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2021.

	(a)		(b)		(c)
Plan category	Plan category Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	12,313,944	(1)	$5.14	(2)	11,891,127	(3)
Equity compensation plans not approved by security holders	-		-		-
Total	12,313,944		$5.14		11,891,127	(4)

(1)
Consists of (i) 10,935,482 shares to be issued upon exercise of outstanding options and RSUs under the 2013 Plan and (ii) 1,378,462 shares to be issued upon exercise of outstanding options and RSUs under the 2021 Plan.

(2)	Consists of the weighted-average exercise price of the $5.14 stock options outstanding on December 31, 2021.

(3)
Consists of shares that remained available for future issuance under the 2021 Plan as of December 31, 2021. No shares remained available for future issuance under the 2013 Plan as of December 31, 2021.

(4)
The 2021 Plan has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2021 Plan to be added on the first day of each fiscal year, beginning in fiscal year 2022 and ending on the second day of fiscal year 2031. The evergreen provides for an automatic increase in the number of shares available for issuance equal to the lesser of (i) 4% of the number of outstanding shares of common stock on such date and (ii) an amount determined by the plan administrator.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

HighCape

Relationship with Sponsor

Prior to the consummation of HighCape’s initial public offering, on June 10, 2020, the Sponsor purchased 2,875,000 shares of HighCape Class B common stock for an aggregate purchase price of $25,000, or approximately $0.009 per share. In June 2020, the Sponsor transferred 30,000 Founder Shares to each of Messrs. Loebel, Colpman and Taub, HighCape’s directors, resulting in the Sponsor holding 2,785,000 Founder Shares.

The Sponsor purchased an aggregate of 405,000 private placement units in connection with HighCape’s initial public offering, at a price of $10.00 per unit, generating gross proceeds, before expenses, of approximately $4,050,000. Each private placement unit consisted of one share of HighCape Class A common stock and one-third of one warrant (with each whole warrant exercisable to purchase one share of Class A common stock at a price of $11.50 per share).  The units sold through the private placement were identical to the units sold in the initial public offering, except that the Sponsor agreed not to transfer, assign or sell any of the units (except to certain permitted transferees) until 30 days after the completion of the Business Combination.

HighCape’s executive offices were located at 452 Fifth Avenue, 21st Floor, New York, NY 10018, which office space was leased by an affiliate of the Sponsor. Commencing upon consummation of its initial public offering, HighCape reimbursed the affiliate of the Sponsor $10,000 per month for office space, utilities, administrative and support services. Upon completion of the Business Combination, HighCape ceased paying these monthly fees.

PIPE Financing

In connection with the execution of the Business Combination Agreement, HighCape entered into the PIPE Investor Subscription Agreements with the PIPE Investors, pursuant to which, among other things, HighCape issued and sold in the PIPE Financing an aggregate of 42,500,000 shares of HighCape Class A common stock to the PIPE Investors, for $10.00 per share immediately prior to the Closing, for aggregate gross proceeds to HighCape of $425.0 million. HighCape Partners QSI II Invest, L.P. purchases 601,000 shares of HighCape Class A common stock, HighCape Partners II, L.P. purchased 24,527 shares of HighCape Class A common stock, HighCape Partners QP II, L.P. purchased 1,175,473 shares of HighCape Class A common stock, the Rothberg Family Fund I, LLC purchased 500,000 shares of HighCape Class A common stock, Foresite Capital Fund V, L.P. purchased 1,250,000 shares of HighCape Class A common stock, Foresite Capital Opportunity Fund V, L.P. purchased 1,250,000 shares of HighCape Class A common stock, Glenview Capital Management, LLC purchased 6,000,000 shares of HighCape Class A common stock, Kevin Rakin purchased 50,000 shares of HighCape Class A common stock, the Kevin L. Rakin Irrevocable Trust purchased 50,000 shares of HighCape Class A common stock, Novalis Lifesciences Investments I, LLP (of which Marijn Dekkers, Ph.D. has sole voting and investment control over the entity’s shares) purchased 500,000 shares of HighCape Class A common stock, and Christian LaPointe, Ph.D. purchased 50,000 shares of HighCape Class A common stock in the PIPE Financing.

Subscription Agreements

In addition, concurrently with the execution of the Business Combination Agreement, HighCape entered into Subscription Agreements with the Foresite Funds, pursuant to which the Foresite Funds were issued 696,250 shares of HighCape Class A common stock at a price of $0.001 per share for aggregate gross proceeds of $696.25 after a corresponding number of shares of HighCape Class B common stock were irrevocably forfeited by the Sponsor to HighCape for no consideration and automatically cancelled.

Legacy Quantum-Si

Series E Financing

On December 14, 2018, Legacy Quantum-Si entered into a Series E Preferred Stock Purchase Agreement, as amended on January 21, 2019, July 12, 2019, February 21, 2020 and December 18, 2020, pursuant to which Legacy Quantum-Si issued an aggregate of 13,636,092 shares of Legacy Quantum-Si Series E preferred stock at a purchase price of $5.36 per share for aggregate consideration of approximately $73.1 million.  The outstanding shares of Legacy Quantum-Si Series E preferred stock were exchanged for shares of our Class A common stock in connection with the Closing of the Business Combination.

The participants in this preferred stock financing include certain holders of more than 5% of Legacy Quantum-Si’s capital stock.  The following table sets forth the aggregate number of shares of Legacy Quantum-Si Series E preferred stock issued to these related persons in this preferred stock financing since January 1, 2020:

Name	Shares	Aggregate Purchase Price	Date of Issuance
Foresite Capital Fund IV, L.P.	1,865,672	$10,000,002	February 21, 2020
Foresite Capital Fund IV, L.P.	3,731,343	$19,999,998	December 29, 2020
Foresite Capital Fund V, L.P.	932,836	$5,000,001	December 29, 2020

Lease Arrangements

We occupy office space located at 530 Old Whitfield Street, Guilford, Connecticut, which is owned by PB & AJ Express, LLC, whose manager and owner is Michael Rothberg, who is a sibling of Jonathan M. Rothberg, Ph.D., the founder of Legacy Quantum-Si, Interim CEO and Executive Chairman of our Board.  We paid PB & AJ Express, LLC on a month-to-month basis for use of the space, and in connection with the Business Combination, we entered into a month-to-month lease with PB & AJ Express, LLC for this space.  Under this arrangement, we or Legacy Quantum-Si paid $321,600, $321,600 and $321,600 for the years ended December 31, 2019, 2020 and 2021, respectively, and have incurred and paid $26,800 from January 1, 2022 to January 31, 2022.

We also occupy office space at 351 New Whitfield Street, Guilford, Connecticut, 485 Old Whitfield Street, Guilford, Connecticut, and 3000 El Camino Real, Suite 100 (and previously Suite 130), Palo Alto, California. Legacy Quantum-Si also occupied two locations in New York City that were leased by 4C from unrelated parties located at 251 W 30th Street and a co-working location managed by WeWork.  The office space at 485 Old Whitfield Street, Guilford, Connecticut is leased from Oceanco, LLC by 4C, of which Michael Rothberg, who is a sibling of Jonathan M. Rothberg, Ph.D., the founder of Legacy Quantum-Si, Interim CEO and Executive Chairman of our Board, is the sole stockholder, and we will have the right to rent rooms at 485 Old Whitfield Street from 4C for $100 per employee per day.  The office space at 351 New Whitfield Street, Guilford, Connecticut is leased from an unrelated landlord by 4C. In connection with the Business Combination, 4C subleased space to us at 351 New Whitfield Street, where we occupy such portions of the space as 4C may designate from time to time on a month-to-month basis, and pay our pro rata share of expenses paid by 4C for such space under the master lease.  The office space at 3000 El Camino Real is leased from an unrelated landlord by 4C.  In connection with the Business Combination, 4C granted us a license to use such portions of the office space at 3000 El Camino Real as 4C may designate from time to time. We pay 4C on a per diem and month-to-month basis, respectively, for use of the space in 485 Old Whitfield Street and 351 New Whitfield Street, but no rental or lease agreement is effective. Legacy Quantum-Si previously occupied Suite 130 located at 3000 El Camino Real in Palo Alto, California, that was leased by 4C from the same unrelated landlord as Suite 100.  Under these arrangements, we or Legacy Quantum-Si paid $12,825, $13,095 and $9,225 for the years ended December 31, 2019, 2020, and 2021, respectively, and have incurred $6,000 and paid $0 from January 1, 2022 to January 31, 2022 related to 485 Old Whitfield Street; $39,347, $42,089 and $51,095 for the same time periods, and have incurred $4,738 and paid $0 from January 1, 2022 to January 31, 2022 related to 351 New Whitfield Street; $104,162, $0 and $0 for the same time periods and have incurred and paid $0 from January 1, 2022 to January 31, 2022 related to suite 130 at 3000 El Camino Real; $35,846, $88,348 and $87,259 for the same time periods and have incurred $7,262 and paid $0 from January 1, 2022 to January 31, 2022 related to Suite 100 at 3000 El Camino Real.  The total amounts paid to 4C for the New York City locations were $36,634, $11,510 and $0 for the same time periods, and $0 was incurred and paid from January 1, 2022 to January 31, 2022.

We or Legacy Quantum-Si also paid 4C for improvements and other capital expenditures in connection with our use of each of the spaces noted above, $16,595, $0 and $0 during the years ended December 31, 2019, 2020 and 2021, respectively, and have incurred and paid $0 from January 1, 2022 to January 31, 2022.

Amended and Restated Technology Services Agreement

On November 11, 2020, Legacy Quantum-Si entered into an Amended and Restated Technology Services Agreement (the “ARTSA”) by and among 4C, Legacy Quantum-Si and other participant companies controlled by the Rothberg family, including Butterfly Network, Inc., AI Therapeutics, Inc., Hyperfine, Inc., 4Bionics LLC, Tesseract Health, Inc., Liminal Sciences, Inc. and Detect, Inc. Under the ARTSA, Legacy Quantum-Si and the other participant companies agreed to share certain non-core technologies, which means any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant, such as software, hardware, electronics, fabrication and supplier information, vendor lists and contractor lists, subject to certain restrictions on use, with the other participant companies.  The ARTSA provided that ownership of each non-core technology shared by 4C, Legacy Quantum-Si or another participant company remained with the company that originally shared the non-core technology.  The ARTSA also provides for 4C to perform certain services to Legacy Quantum-Si and each other participant company, such as general administration, facilities, information technology, financing, legal, human resources and other services.  The ARTSA also provided for the participant companies to provide other services to each other.  The fees due to 4C or the other participants for such services were allocated to Legacy Quantum-Si and the participant companies based on the total costs and expenses for the relative amount of services and resources used by the participant company, except for services with respect to intellectual property, which were based on a negotiated cost plus methodology.  The ARTSA provided that all inventions of 4C, Legacy Quantum-Si or the other participants made in the course of providing such services are owned by the receiving participant and that the receiving participant grant to the participant company providing the services a royalty-free, perpetual, limited, worldwide, non-exclusive license to use such inventions only in the core business field of the participating company.

The ARTSA had an initial term of five years from the date of the ARTSA and provided that the ARTSA be automatically extended for additional, consecutive one-year renewal terms. Each participating company, including Legacy Quantum-Si, had the right to terminate the ARTSA at any time upon 30 days’ prior notice and 4C had the right to terminate the ARTSA at any time upon 90 days’ prior notice.

On February 17, 2021, Legacy Quantum-Si and 4C entered into the First Addendum to the ARTSA, pursuant to which Legacy Quantum-Si agreed to terminate its participation under the ARTSA in connection with the Business Combination.  Legacy Quantum-Si entered into a Master Services Agreement (“MSA”) with 4C effective as of February 17, 2021 pursuant to which we may engage 4C to provide services such as general administration, facilities, information technology, financing, legal, human resources and other services, through future statements of work and under terms and conditions to be determined by the parties with respect to any services to be provided.

Legacy Quantum-Si paid an aggregate of $2,213,612 and $1,516,224 during the years ended December 31, 2019 and 2020, respectively, and paid approximately $1,579,000 from January 1, 2021 until the Closing of the Business Combination, for services under the ARTSA. We paid approximately $302,000 from the Closing of the Business Combination until the year ended December 31 2021, and have incurred approximately $69,000 and paid $0 from January 1, 2022 to January 31, 2022, for services under the MSA.  On February 1, 2022, we paid approximately $128,000 for services incurred in December 2021 under the MSA.

Technology and Services Exchange Agreement, License Agreements and Binders Collaboration

Legacy Quantum-Si has entered into a Technology and Services Exchange Agreement (the “TSEA”) by and among Legacy Quantum-Si and other participant companies controlled by the Rothberg family, consisting of Butterfly Network, Inc., AI Therapeutics, Inc., Hyperfine, Inc., 4Bionics LLC, Tesseract Health, Inc., Liminal Sciences, Inc. and Detect, Inc.  The TSEA with Butterfly Network, Inc. was signed in November 2020, and the TSEA with the remaining participant companies was signed in February 2021 and became effective in connection with the Closing of the Business Combination.  Under the TSEA, each participant company may, in its discretion, permit the use of non-core technologies, which include any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant, such as software, hardware, electronics, fabrication and supplier information, vendor lists and contractor lists, by other participant companies.  The TSEA provides that ownership of each non-core technology shared by us or another participant company will remain with the company that originally shared the non-core technology. In addition, any participant company (including us) may, in its discretion, permit its personnel to be engaged by another participant company to perform professional, technical or consulting services for such participant.  Unless otherwise agreed to by us and the other participant company, all rights, title and interest in and to any inventions, works-of-authorship, idea, data or know-how invented, made, created or developed by the personnel (employees, contractors or consultants) in the course of conducting services for a participant company (“Created IP”) will be owned by the participant company for which the work was performed, and the recipient participant company grants to the party that had its personnel provide the services that resulted in the creation of the Created IP a royalty-free, perpetual, limited, worldwide, non-exclusive, sub-licensable (and with respect to software, sub-licensable in object code only) license to utilize the Created IP only in the core business field of the originating participant company, including a license to create and use derivative works based on the Created IP in the originating participant’s core business field, subject to any agreed upon restrictions.

Legacy Quantum-Si has entered into license agreements with certain of the TSEA participant companies. Pursuant to an Exclusive Patent License Agreement and Exclusive Software License Agreement, Legacy Quantum-Si has granted Detect, Inc. a worldwide, exclusive (even as to us) royalty-free, fully paid up, perpetual license to exploit certain products and software for the detection of COVID-19 (and other viruses, pathogens and/or components thereof including without limitation nucleic acids that might be useful for understanding COVID-19, including controls for correct application) using a risk assessment assay that performs, without an electronic instrument (except for a small heater and/or fluorescent readout), in an at-home or personal use environment, and/or without the assistance of a health care provider or laboratory professional; (ii) drug discovery, drug development, and drug commercialization (but excluding biological sequencing and protein design using “intelligent” evolution); (iii) ophthalmic imaging and/or measuring, including but not limited to associated point-of-care diagnostics, including but not limited to fluorescence-lifetime imaging (FLI) and/or optical coherence tomography (OCT), and time-of-flight sensors, including but not limited to range finding and 3D imaging; and (iv) protein design using directed evolution. Pursuant to an Exclusive Patent License Agreement and Exclusive Software License Agreement, Legacy Quantum-Si has granted LAM Therapeutics, Inc. a worldwide, exclusive (even as to us) royalty-free, fully paid up, perpetual license to exploit certain products and software for drug discovery, drug development, and drug commercialization (but excluding biological sequencing and protein design using “intelligent” evolution). Pursuant to an Exclusive License Agreement providing for a one-time upfront payment of $100,000 and royalties to us in the mid-single digits, Legacy Quantum-Si has granted Tesseract Health, Inc. a worldwide, exclusive license to exploit certain products for ophthalmic imaging and/or measuring, including but not limited to associated (i) point-of-care diagnostics, including but not limited to fluorescence-lifetime imaging (FLI) and/or optical coherence tomography (OCT), and (ii) time-of-flight sensors, including but not limited to range finding and 3D imaging. In addition, pursuant to the terms of an Exclusive Technology and Patent License Agreement and Exclusive Software License Agreement, Legacy Quantum-Si has granted Protein Evolution, Inc. (“PEI”) a worldwide, exclusive (even as to us) royalty-free, fully paid up, perpetual license to exploit certain products and software for protein design using directed evolution, and pursuant to the terms of an Exclusive Patent Sublicense Agreement with royalties in the low single digits, Legacy Quantum-Si has granted PEI a worldwide, exclusive to license to exploit certain patents, services and technology (i) for protein design using directed evolution (the “PEI Field”) and (ii) for the concentration, purification, analysis and/or other manipulation of biomolecules solely within the PEI Field.

On September 20, 2021, we entered into a Binders Collaboration (the “Collaboration”) with PEI to develop technology and methods in the field of nanobodies and potentially other binders to produce novel biological reagents and related data. The Collaboration is made pursuant to and governed by the TSEA. Dr. Rothberg serves as Chairman of the Board of Directors of PEI and the Rothberg family are controlling stockholders of PEI. We did not make any payments under the Collaboration for the year ended December 31, 2021 and have not made any payments under the Collaboration since January 1, 2022.

Agreements with Quantum-Si Stockholders

Investors’ Rights, Voting and Right of First Refusal Agreements

In connection with Legacy Quantum-Si’s Series E preferred stock financing, Quantum-Si entered into investors’ rights, voting and right of first refusal and co-sale agreements containing registration rights, information rights, voting rights and rights of first refusal, among other things, with holders of Quantum-Si’s preferred stock and certain holders of its common stock.

Amended and Restated Registration Rights Agreement

At the Closing of the Business Combination, we, the Sponsor and certain stockholders of Legacy Quantum-Si entered into the Amended and Restated Registration Rights Agreement, pursuant to which, among other things, the parties to the Amended and Restated Registration Rights Agreement were granted certain registration rights with respect to their respective shares of our common stock, in each case, on the terms and subject to the conditions therein.

Executive Chairman Agreement with Jonathan M. Rothberg, Ph.D.

In connection with the Business Combination Agreement, Legacy Quantum-Si and Dr. Rothberg, the founder of Legacy Quantum-Si, Interim CEO and Executive Chairman of our Board, entered into the Executive Chairman Agreement, effective as of the Closing, pursuant to which Dr. Rothberg will advise our Chief Executive Officer and provide guidance to the Board.  As compensation for Dr. Rothberg’s services under the Executive Chairman Agreement, we will pay Dr. Rothberg a consulting fee of $33,334 per month during the term of the Executive Chairman Agreement.  The term of the Executive Chairman Agreement will continue until terminated by us or Dr. Rothberg. Either party may terminate the Executive Chairman Agreement for any reason upon giving thirty days’ advance notice of such termination.  In the event of such termination, our only obligation will be to pay Dr. Rothberg any earned but unpaid consulting fee as of the termination date.  The Legacy Quantum-Si Board granted to Dr. Rothberg 1,500,000 RSUs. The RSUs will vest on the second anniversary of the grant date, without regard to Dr. Rothberg’s continued service to us, with full acceleration of vesting in the event of Dr. Rothberg’s death or disability or a change in control.

Indemnification Agreements with Officers and Directors and Directors’ and Officers’ Liability Insurance

In connection with this Business Combination, we entered into indemnification agreements with each of our executive officers and directors.  The indemnification agreements, our restated certificate of incorporation and our bylaws require that we indemnify our directors to the fullest extent not prohibited by Delaware law. Subject to certain limitations, the bylaws will also require us to advance expenses incurred by our directors and officers.  We will also maintain a general liability insurance policy, which covers certain liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers.

Policies and Procedures for Related Party Transactions

We have adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “Related Person Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. Transactions involving compensation for services provided to us or any of our subsidiaries as an employee, consultant or director will not be considered related person transactions under this policy.  A “Related Person” is:

•	any person who is or was an executive officer, director, or director nominee of ours at any time since the beginning of our last fiscal year;

•	a person who is or was an Immediate Family Member (as defined below) of an executive officer, director, director nominee at any time since the beginning of our last fiscal year;

•	any person who, at the time of the occurrence or existence of the transaction, is the beneficial owner of more than 5% of any class of our voting securities, or a Significant Stockholder; or

•	any person who, at the time of the occurrence or existence of the transaction, is an Immediate Family Member of a Significant Stockholder of ours.

An “Immediate Family Member” of a person is any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of such person, or any other person sharing the household of such person, other than a tenant or employee.

We have implemented policies and procedures designed to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its charter, the audit committee has the responsibility to review related party transactions.

Under the related person transaction policy, the related person in question or, in the case of transactions with a beneficial holder of more than 5% of our voting stock, an officer with knowledge of a proposed transaction, will be required to present information regarding the proposed related person transaction to the audit committee (or to another independent body of the board of directors) for review.

To identify related person transactions in advance, we expect to rely on information supplied by our executive officers, directors and certain significant stockholders.  In considering related person transactions, our audit committee is expected to take into account the relevant available facts and circumstances, which may include, but are not limited to:

•	the related person’s interest in the transaction;

•	the approximate dollar value of the amount involved in the transaction;

•	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction was undertaken in the ordinary course of our business;

•	whether the transaction with the related person is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party;

•	the purpose of, and the potential benefits to us of, the transaction; and

•
any other information regarding the transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The audit committee will approve only those transactions that it determines are fair to us and in our best interests.

Independence of the Board of Directors

Nasdaq Listing Rules generally require that independent directors must comprise a majority of a listed company’s board of directors.  As a controlled company, we are largely exempt from such requirements.  Based upon information requested from and provided by each of our directors concerning his or her background, employment and affiliations, including family relationships, we have determined that Marijn Dekkers, Ph.D., Ruth Fattori, Brigid A. Makes, Michael Mina, M.D., Ph.D. and James Tananbaum, M.D., representing five of our directors, are “independent” as that term is defined under the applicable rules and regulations of the SEC and the Nasdaq Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of WithumSmith+Brown, PC (“Withum”) acted as HighCape’s independent registered public accounting firm. As previously disclosed, as a result of the Business Combination, the audit committee approved the dismissal of Withum as our independent registered public accounting firm. At the completion of the Business Combination, on June 10, 2021, our Board engaged Deloitte & Touche LLP (“Deloitte”) as the independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ended December 31, 2021. The following is a summary of fees paid to Withum for services rendered for the period from June 10, 2020 (inception) through December 31, 2020 and fees paid to Deloitte for the fiscal year ended December 31, 2021.

	2021	2020
Audit fees (1)	$1,431,200	$43,775
Audit-related fees (2)	1,155,000	-
Tax fees (2)	-	-
All other fees (2)	-	-
Total	$2,586,200	$43,775

(1)
Audit fees consisted of audit work performed in the preparation of consolidated financial statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as quarterly review procedures and the provision of consents in connection with the filing of registration statements and related amendments, as well as other filings.

(2)	Audited-related fees consisted of services related to the Business Combination in 2021. There were no tax and other related fees in 2021 or 2020, and audit-related fees in 2020.

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our Board. Since the formation of our audit committee, the audit committee has pre-approved all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accountant

Consistent with SEC policies regarding auditor independence, the audit committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the audit committee for approval.

1.          Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting or reporting standards.

2.          Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.          Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.          Other Fees are those associated with services not captured in the other categories. We generally do not request such services from our independent registered public accounting firm.

Prior to engagement, the audit committee pre-approves these services by category of service. The fees are budgeted and the audit committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the audit committee requires specific pre-approval before engaging our independent registered public accounting firm.

The audit committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the audit committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a). 2. Financial Statements

Financial statement schedules have been omitted from this Annual Report on Form 10-K because they are not applicable, not required or the information required is set forth in the audited consolidated financial statements or accompanying notes.

(a). 3. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
2.1†
Business Combination Agreement, dated as of February 18, 2021, by and among Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.), Clay Merger Sub, Inc., and Q-SI Operations Inc. (formerly Quantum-Si Incorporated)
			Form 8-K (Exhibit 2.1)	2/18/2021	001-39486
3.1	Second Amended and Restated Certificate of Incorporation of Quantum-Si Incorporated		Form 8-K (Exhibit 3.1)	6/15/2021	001-39486
3.2	Amended and Restated Bylaws of Quantum-Si Incorporated	X
4.1	Description of Securities	X
4.2	Specimen Class A Common Stock Certificate		Form S-4/A (Exhibit 4.1)	5/11/2021	333-253691
4.3	Warrant Agreement, dated as of September 3, 2020, by and between Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.) and Continental Stock Transfer & Trust Company		Form 8-K (Exhibit 4.1)	9/9/2020	001-39486

10.1
Form of PIPE Investor Subscription Agreement for institutional investors, dated as of February 18, 2021, by and between Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.) and the subscriber parties thereto
		Form 8-K (Exhibit 10.1)	2/18/2021	001-39486
10.2
Form of PIPE Investor Subscription Agreement for accredited investors, dated as of February 18, 2021, by and between Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.) and the subscriber parties thereto
		Form 8-K/A (Exhibit 10.2)	2/19/2021	001-39486
10.3	Form of Subscription Agreement, dated as of February 18, 2021, by and between Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.) and the Foresite Funds	Form 8-K/A (Exhibit 10.3)	2/19/2021	001-39486
10.4
Transaction Support Agreement, dated as of February 19, 2021, by and among Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.), and certain supporting stockholders of Q-SI Operations Inc. (formerly Quantum-Si Incorporated)
		Form 8-K (Exhibit 10.1)	2/22/2021	001-39486
10.5
Sponsor Letter Agreement, dated as of February 18, 2021, by and among HighCape Capital Acquisition LLC, Deerfield Partners, L.P., Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.) and Q-SI Operations Inc. (formerly Quantum-Si Incorporated)
		Form 8-K (Exhibit 10.4)	2/18/2021	001-39486
10.6+	Executive Chairman Agreement, dated as of June 10, 2021, by and between Quantum-Si Incorporated and Jonathan M. Rothberg, Ph.D.	Form 8-K (Exhibit 10.6)	6/15/2021	001-39486
10.7+	Offer Letter of Employment, dated as of October 28, 2020, by and between Q-SI Operations Inc. (formerly Quantum-Si Incorporated) and John Stark	Form S-4 (Exhibit 10.9)	3/1/2021	333-253691
10.8+	Separation Agreement, dated as of February 11, 2022, by and between Quantum-Si Incorporated and John Stark	Form 8-K (Exhibit 10.1)	2/14/2022	001-39486
10.9+	Offer Letter of Employment, dated as of March 23, 2021, by and between Q-SI Operations Inc. (formerly Quantum-Si Incorporated) and Claudia Drayton	Form S-4/A (Exhibit 10.10)	5/11/2021	333-253691
10.10+	Offer Letter of Employment, dated as of June 1, 2015, by and between Q-SI Operations Inc. (formerly Quantum-Si Incorporated) and Michael P. McKenna, Ph.D.	Form S-4 (Exhibit 10.10)	3/1/2021	333-253691

10.11+	Offer Letter of Employment, dated as of March 16, 2016, by and between Q-SI Operations Inc. (formerly Quantum-Si Incorporated) and Matthew Dyer, Ph.D.		Form S-4 (Exhibit 10.11)	3/1/2021	333-253691
10.12+
Offer Letter of Employment, dated as of November 4, 2020, by and between Q-SI Operations Inc. (formerly Quantum-Si Incorporated) and Christian LaPointe, Ph.D., as supplemented by the Letter Agreement, dated as of February 16, 2021, by and between Q-SI Operations Inc. and Christian LaPointe, Ph.D.
X
10.13+	Consulting Agreement, dated as of April 19, 2021, by and between Q-SI Operations Inc. (formerly Quantum-Si Incorporated) and Michael Mina, M.D., Ph.D.		Form S-4/A (Exhibit 10.13)	5/11/2021	333-253691
10.14	Technology and Services Exchange Agreement, dated as of February 17, 2021, by and among Q-SI Operations Inc. (formerly Quantum-Si Incorporated) and the participants named therein		Form 10-Q (Exhibit 10.1)	11/15/2021	001-39486
10.15	Binders Collaboration Agreement, dated as of September 20, 2021, by and between Quantum-Si Incorporated and Protein Evolution, Inc.		Form 10-Q (Exhibit 10.2)	11/15/2021	001-39486
10.16.1+	Quantum-Si Incorporated 2021 Equity Incentive Plan		Form 8-K (Exhibit 10.13.1)	6/15/2021	001-39486
10.16.2+	Form of Stock Option Agreement under 2021 Equity Incentive Plan		Form 8-K (Exhibit 10.13.2)	6/15/2021	001-39486
10.16.3+	Form of Restricted Stock Unit Agreement under 2021 Equity Incentive Plan		Form S-8 (Exhibit 99.3)	9/2/2021	333-259271
10.17.1+	Q-SI Operations Inc. 2013 Employee, Director and Consultant Equity Incentive Plan, as amended		Form 8-K (Exhibit 10.14.1)	6/15/2021	001-39486
10.17.2+	Form of Stock Option Agreement under 2013 Employee, Director and Consultant Equity Incentive Plan, as amended		Form 8-K (Exhibit 10.14.2)	6/15/2021	001-39486
10.17.3+	Form of Restricted Stock Unit Agreement under 2013 Employee, Director and Consultant Equity Incentive Plan, as amended		Form 8-K (Exhibit 10.14.3)	6/15/2021	001-39486
10.18+	Nonemployee Director Compensation Policy		Form 8-K (Exhibit 10.15)	6/15/2021	001-39486
10.19	Form of Indemnification Agreement		Form 8-K (Exhibit 10.16)	6/15/2021	001-39486

10.20	Amended and Restated Registration Rights Agreement, dated as of June 10, 2021, by and among Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.) and certain of its securityholders		Form 8-K (Exhibit 10.17)	6/15/2021	001-39486
10.21	Lease Agreement between Quantum-Si Incorporated and BP3-SD5 5510 Morehouse Drive LLC, dated June 18, 2021		Form 8-K (Exhibit 10.1)	6/24/2021	001-39486
10.22	Lease Agreement between Quantum-Si Incorporated and Winchester Office LLC, dated December 28, 2021		Form 8-K (Exhibit 10.1)	1/24/2022	001-39486
10.23+	Quantum-Si Incorporated Executive Severance Plan		Form 8-K (Exhibit 10.1)	7/6/2021	001-39486
21.1	List of Subsidiaries		Form 8-K (Exhibit 21.1)	6/15/2021	001-39486
23.1	Consent of Deloitte & Touche LLP	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

† Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

+ Management contract or compensatory plan or arrangement.

* The certifications attached as Exhibit 32 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Quantum-Si Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of such Form 10-K), irrespective of any general incorporation language contained in such filing.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM-SI INCORPORATED
March 1, 2022
	By:	/s/ Jonathan M. Rothberg, Ph.D.
Jonathan M. Rothberg, Ph.D.
Interim Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Jonathan M. Rothberg, Ph.D. and Claudia Drayton his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his or her name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonathan M. Rothberg, Ph.D.	Interim Chief Executive Officer and Executive Chairman	March 1, 2022
Jonathan M. Rothberg, Ph.D.	(Principal Executive Officer)

/s/ Claudia Drayton	Chief Financial Officer	March 1, 2022
Claudia Drayton	(Principal Financial and Accounting Officer)

/s/ Marijn Dekkers, Ph.D.	Director	March 1, 2022
Marijn Dekkers, Ph.D.

/s/ Ruth Fattori	Director	March 1, 2022
Ruth Fattori

/s/ Brigid A. Makes	Director	March 1, 2022
Brigid A. Makes

/s/ Michael Mina, M.D., Ph.D.	Director	March 1, 2022
Michael Mina, M.D., Ph.D.

/s/ Kevin Rakin	Director	March 1, 2022
Kevin Rakin

/s/ James Tananbaum, M.D.	Director	March 1, 2022
James Tananbaum, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Quantum-Si Incorporated:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Quantum-Si Incorporated and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Purchase Price Accounting – Refer to Note 4 to the financial statements

Critical Audit Matter Description

The Company acquired certain assets and assumed certain liabilities of Majelac, a privately-owned company providing semiconductor chip assembly and packaging capabilities located in Pennsylvania, for $4,632,000 in cash, including $132,000 in reimbursement for certain recently purchased equipment, and 535,715 shares of Class A common stock, valued at $4,232,000, which were issued to Majelac subject to certain restrictions. An additional 59,523 shares of Class A common stock, valued at $471,000, will be issued to Majelac 12 months after the closing date of the transaction less the number of shares of Class A common stock that may be required by the buyer indemnitees to satisfy any unresolved claims for indemnification, if any. The Company also assumed the legal fees of Majelac of $50,000. Additional purchase price consideration of $500,000 in cash will be paid 6 months after the closing date of the transaction less any amount that may be required by the buyer indemnitees to satisfy any unresolved claims for indemnification, if any. The Company may pay up to an additional $800,000, valued at $531,000, subject to certain future milestones being met.

We identified the preliminary purchase price accounting for the acquisition of Majelac as a critical audit matter because of the significant estimates management made to determine (i) the fair value of the consideration paid, specifically, equity instruments issued and contingent payments, and (ii) the identification and determination of goodwill recognized from the business combination. These areas required a (i) high degree of auditor judgment and subjectivity in performing procedures relating to the identification and determination of the fair value of assets acquired and liabilities assumed and the fair value of contingent payments related to the acquisition due to the significant judgment by management when identifying and determining the fair value estimates and (ii) an increased extent of effort, including the need to involve our internal fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions related to the discount rates, fair value of consideration paid, and conclusions as to whether or not intangible assets exist in the acquired business.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the (i) fair value of the consideration paid, specifically, equity instruments issued and contingent payments, and (ii) identification and determination of goodwill from the Company’s acquisition of Majelac included the following, among others:

•
We tested management’s computation of the purchase price and determination of goodwill recognized focusing on the completeness and accuracy of the assets acquired, and liabilities assumed and related fair value purchase price allocations made to identified assets acquired and liabilities assumed and the fair value of the consideration paid, specifically, equity instruments issued and contingent payments.

•
We obtained and evaluated the valuation estimates prepared by specialists engaged by the Company, and challenged management’s review of the appropriateness of the valuations assessed and allocation to assets acquired and liabilities assumed.  The procedures included but were not limited to, testing critical inputs, including discount rates and the valuation models utilized by the Company’s specialists.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation models and (2) discount rates by:

–	Testing the source information underlying the determination of the discount rates and testing the mathematical accuracy of the calculations.

–	Developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP

New York, New York

March 1, 2022

We have served as the Company’s auditor since 2020.

QUANTUM-SI INCORPORATED
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$35,785	$36,910
Marketable securities	435,519	-
Prepaid expenses and other current assets	5,868	948
Total current assets	477,172	37,858
Property and equipment, net	8,908	1,996
Goodwill	9,483	-
Other assets	690	-
Other assets - related party	-	738
Operating lease right-of-use assets	6,973	-
Total assets	$503,226	$40,592
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,393	$1,329
Accrued expenses and other current liabilities	7,276	1,425
Short-term operating lease liabilities	859	-
Total current liabilities	11,528	2,754
Long-term liabilities:
Warrant liabilities	7,239	-
Notes payable	-	1,749
Other long-term liabilities	206	-
Operating lease liabilities	7,219	-
Total liabilities	26,192	4,503
Commitments and contingencies (Note 17)
Convertible preferred stock
Convertible preferred stock (Series A, B, C, D, and E) $0.0001 par value with an aggregate liquidation preference of $0 and $216 as of December 31, 2021 and December 31, 2020, respectively; 0 and 92,078,549 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 0 and 90,789,268 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	-	195,814
Stockholders’ equity (deficit)
Class A Common stock, $0.0001 par value; 600,000,000 and 90,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 118,025,410 and 5,378,287 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	12	1
Class B Common stock, $0.0001 par value; 27,000,000 and 0 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 19,937,500 and 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	2	-
Additional paid-in capital	744,252	12,517
Accumulated deficit	(267,232)	(172,243)
Total stockholders’ equity (deficit)	477,034	(159,725)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$503,226	$40,592

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM-SI INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (in thousands, except share and per share amounts)

	Years ended December 31,
	2021	2020	2019
Operating expenses:
Research and development	$46,575	$27,555	$28,102
General and administrative	46,377	7,984	7,884
Sales and marketing	3,956	1,152	634
Total operating expenses	96,908	36,691	36,620
Loss from operations	(96,908)	(36,691)	(36,620)
Interest expense	(5)	(9)	-
Dividend income	2,549	97	823
Change in fair value of warrant liabilities	4,379	-	-
Other (expense) income, net	(5,004)	(10)	5
Loss before provision for income taxes	(94,989)	(36,613)	(35,792)
Provision for income taxes	-	-	-
Net loss and comprehensive loss	$(94,989)	$(36,613)	$(35,792)
Net loss per common share attributable to common stockholders, basic and diluted	$(1.19)	$(6.84)	$(6.95)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	79,578,540	5,355,463	5,146,977

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM-SI INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
 (in thousands, except share amounts)

	Convertible preferred stock		Class A common stock		Class B common stock		Additional paid-in	Accumulated	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)
Balance - January 1, 2019	80,810,340	$142,429	5,047,283	$1	-	$-	$7,699	$(99,838)	$(92,138)
Net loss	-	-	-	-	-	-	-	(35,792)	(35,792)
Issuance of Series E convertible preferred stock, net of issuance costs	3,391,230	18,126	-	-	-	-	-	-	-
Common stock issued upon exercise of stock options	-	-	216,120	-	-	-	116	-	116
Stock-based compensation expense	-	-	-	-	-	-	2,715	-	2,715
Balance - December 31, 2019	84,201,570	160,555	5,263,403	1	-	-	10,530	(135,630)	(125,099)
Net loss	-	-	-	-	-	-	-	(36,613)	(36,613)
Issuance of Series E convertible preferred stock, net of issuance costs	6,587,698	35,259	-	-	-	-	-	-	-
Common stock issued upon exercise of stock options	-	-	114,884	-	-	-	63	-	63
Stock-based compensation expense	-	-	-	-	-	-	1,924	-	1,924
Balance - December 31, 2020	90,789,268	195,814	5,378,287	1	-	-	12,517	(172,243)	(159,725)
Net loss	-	-	-	-	-	-	-	(94,989)	(94,989)
Issuance of Series E convertible preferred stock, net of issuance costs	-	(4)	-	-	-	-	-	-	-
Common stock issued upon exercise of stock options and vesting of restricted stock units	-	-	2,935,595	-	-	-	5,618	-	5,618
Conversion of the convertible preferred stock into Class A and Class B common stock	(90,789,268)	(195,810)	52,466,941	5	19,937,500	2	195,803	-	195,810
Net equity infusion from the Business Combination	-	-	56,708,872	6	-	-	501,164	-	501,170
Majelac Technologies LLC Acquisition	-	-	535,715	-	-	-	4,232	-	4,232
Stock-based compensation expense	-	-	-	-	-	-	24,918	-	24,918
Balance - December 31, 2021	-	$-	118,025,410	$12	19,937,500	$2	$744,252	$(267,232)	$477,034

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM-SI INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(94,989)	$(36,613)	$(35,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,041	894	780
Unrealized losses of marketable securities	5,023	-	-
Loss on disposal of fixed assets	70	2	1
Change in fair value of warrant liabilities	(4,379)	-	-
Change in fair value of contingent consideration	36	-	-
Stock-based compensation expense	24,918	1,924	2,715
Write-off of intellectual property	-	-	500
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,893)	(12)	825
Other assets	(690)	-	-
Other assets - related party	738	256	(41)
Operating lease right-of-use assets	(6,973)	-	-
Accounts payable	709	536	(270)
Accrued expenses and other current liabilities	4,498	440	574
Short-term operating lease liabilities	859	-	-
Operating lease liabilities	7,219	-	-
Net cash used in operating activities	$(66,813)	$(32,573)	$(30,708)
Cash flows from investing activities:
Purchases of property and equipment	(5,763)	(461)	(1,241)
Purchases of marketable securities	(440,542)	-	-
Business acquisition	(4,632)	-	-
Net cash used in investing activities	$(450,937)	$(461)	$(1,241)
Cash flows from financing activities:
Proceeds from exercise of stock options	5,618	63	116
Proceeds from issuance of Series E convertible preferred stock	-	35,311	18,177
Net proceeds from equity infusion from the Business Combination	512,788	-	-
Proceeds from issuance of notes payable	-	1,749	-
Payment of notes payable	(1,749)	-	-
Stock issuance costs for Series E convertible preferred stock	(4)	(52)	(51)
Principal payments under finance lease obligations	(28)	(57)	(25)
Net cash provided by financing activities	$516,625	$37,014	$18,217
Net (decrease) increase in cash and cash equivalents	(1,125)	3,980	(13,732)
Cash and cash equivalents at beginning of period	36,910	32,930	46,662
Cash and cash equivalents at end of period	$35,785	$36,910	$32,930
Supplemental disclosure of cash flow information:
Cash received from exchange of research and development tax credits	$173	$-	$352
Supplemental disclosure of noncash information:
Noncash acquisition of property and equipment	$1,385	$30	$260
Forgiveness of related party promissory notes	$150	$20	$50
Noncash equity issuance - business acquisition	$4,232	$-	$-
Noncash equity related warrants from the Business Combination	$11,618	$-	$-
Conversion of the convertible preferred stock into Class A and Class B common stock	$195,810	$-	$-
Noncash contingent consideration and holdbacks - business acquisition	$1,552	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM-SI INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020 AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(in thousands, except share and per share amounts)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Quantum-Si Incorporated (“we”, “us”, “our”, the “Company” and “Quantum-Si”), formerly known as HighCape Capital Acquisition Corp. (“HighCape”), was incorporated as a Delaware corporation on June 10, 2020. The Company’s legal name became Quantum-Si Incorporated in connection with the closing of the Business Combination on June 10, 2021 (the “Closing”), as defined and described in Note 3 “Business Combination”. In connection with the Closing, Quantum-Si Incorporated, a Delaware corporation (“Legacy Quantum-Si”), merged with and into a wholly-owned subsidiary of HighCape, became a wholly-owned subsidiary of the Company, and changed its name to Q-SI Operations Inc. The prior period financial information represents the financial results and condition of Legacy Quantum-Si.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).  All intercompany transactions are eliminated.

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

The Company has not incurred any significant impairment losses in the carrying values of the Company’s assets as a result of the COVID-19 pandemic and is not aware of any specific related event or circumstance that would require the Company to revise its estimates reflected in its consolidated financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and marketable securities. At December 31, 2021 and 2020, substantially all of the Company’s cash and cash equivalents and marketable securities were invested in mutual funds at one financial institution. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced any losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents and marketable securities.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions about future events that affect the amounts reported in its consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates and assumptions. Significant estimates and assumptions included:

•	valuation allowances with respect to deferred tax assets;

•	valuation for acquisitions;

•	assumptions used for leases;

•	valuation of warrant liabilities; and

•	assumptions underlying the fair value used in the calculation of the stock-based compensation.

The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s consolidated financial statements.

Cash and Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less are cash equivalents. At December 31, 2021 and 2020, cash and cash equivalents consist principally of cash and short-term money market accounts.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include amounts paid in advance for operating expenses as well as monies to be received from the State of Connecticut for research and development tax credits. These research and development tax credits are exchanged for a cash refund and are typically collected within one year from the date the tax return is filed with the state. The credits are recognized as an offset to research and development expenses in the consolidated statements of operations and comprehensive loss in the annual period the corresponding expenses were incurred.

Investments in Marketable Securities

The Company’s investments in marketable securities are ownership interests in fixed income mutual funds. The securities are stated at fair value, as determined by quoted market prices. As the securities have readily determinable fair value, unrealized gains and losses are reported as other (expense), net on the consolidated statements of operations and comprehensive loss. Subsequent gains or losses realized upon redemption or sale of these securities are also recorded as other (expense) income, net on the consolidated statements of operations and comprehensive loss. The Company considers all of its investments in marketable securities as available for use in current operations and therefore classifies these securities within current assets on the consolidated balance sheets. For the year ended December 31, 2021, the Company recorded $5,023 of unrealized losses that relate to securities still held as of December 31, 2021.

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are amortized over the shorter of the asset’s useful life or the life of the lease term.

Useful lives of property and equipment are as follows:

Property and equipment	Estimated useful life
Laboratory and production equipment	5 years
Computer equipment	3-5 years
Software	3 years
Furniture and fixtures	7 years

Expenditures for major renewals and improvements are capitalized. Expenditures for repairs and maintenance are expensed as incurred. Costs for property and equipment not yet placed into service have been recorded as construction in process, and will be depreciated in accordance with the above guidelines once placed into service. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation is eliminated from the balance sheet, and any resulting gains or losses are included in the consolidated statements of operations and comprehensive loss in the period of disposal.

Leases

As of January 1, 2021, the Company determines if an arrangement is a lease at inception and records right-of-use (“ROU”) assets and lease liabilities on the consolidated balance sheets at lease commencement. Effective December 31, 2021, the Company lost its emerging growth company status which accelerated the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). On January 1, 2021, the Company adopted ASU 2016-02. The capital lease became a finance lease by establishing the ROU asset and liability which was not material to the consolidated balance sheets as of January 1, 2021. Prior periods presented in the Company’s consolidated financial statements continue to be presented in accordance with the former lease standard, Topic 840, Leases (“ASC 840”).

The Company’s leases generally do not have a readily determinable implicit discount rate, as such the Company uses an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company’s incremental borrowing rate is the estimated rate that would be required to pay for a collateralized borrowing equal to the total lease payment over the lease term. The Company measures ROU assets based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred and  (iii) tenant incentives under the lease. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term for operating leases. Finance leases will result in a front-loaded expense pattern. With respect to finance leases, amortization of the ROU asset is presented separately from interest expense related to the finance lease liability. In addition, the Company does not have significant residual value guarantees or restrictive covenants in the lease portfolio.

For the years ended December 31, 2020 and 2019, leases are evaluated and classified as operating leases or capital leases for financial reporting purposes. Leases that meet one or more of the capital lease criteria under this guidance are recorded as capital leases. All other leases are recorded as operating leases. The Company records each capital lease as an asset and an obligation at an amount that is equal to the present value of the minimum lease payments over the lease term. The Company’s operating leases are short term in nature as they have month to month rental terms. The Company expenses monthly rental payments as incurred in general and administrative and in research and development in the consolidated statements of operations and comprehensive loss. The Company’s lease agreements contain variable lease costs for common area maintenance, utilities, taxes and insurance, which are expensed as incurred. The Company had a capital lease which has been recorded on the consolidated balance sheets as of December 31, 2020 and became a finance lease as of the transition date of January 1, 2021. The capital lease became a finance lease by establishing the ROU asset and liability which was not material to the consolidated balance sheets. There were no finance leases as of December 31, 2021.

As a result of our adoption of the new lease standard, the Company has implemented new accounting policies and processes which changed the Company’s internal controls over financial reporting for lease accounting.

See the “Accounting Pronouncements Adopted” section in this Note for further detail.

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. Beginning in 2022, the Company will review goodwill for possible impairment annually during the fourth quarter as of October 1, or whenever events or circumstances indicate that the carrying amount may not be recoverable.

In order to test goodwill for impairment, an entity is permitted to first assess qualitative factors to determine whether a quantitative assessment of goodwill is necessary. The qualitative factors considered by the Company may include, but are not limited to, general economic conditions, the Company’s outlook, market performance of the Company’s industry and recent and forecasted financial performance. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. If a quantitative assessment is required, the Company determines the fair value of its reporting unit using a combination of the income and market approaches. If the net book value of the reporting unit exceeds its fair value, the Company recognizes a goodwill impairment charge for the reporting unit equal to the lesser of (i) the total goodwill allocated to that reporting unit and (ii) the amount by which that reporting unit’s carrying amount exceeds its fair value.  Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include projections of future cash flows and the current fair value of the asset.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment at least annually or when the Company determines a triggering event has occurred. When a triggering event has occurred, each impairment test is based on a comparison of the future expected undiscounted cash flow to the recorded value of the asset. If the recorded value of the asset is less than the undiscounted cash flow, the asset is written down to its estimated fair value. No impairments were recorded for the years ended December 31, 2021, 2020 and 2019.

Capitalized Software Development Costs

The Company has considered costs of software to be sold, leased, or marketed. For the years ended December 31, 2021, 2020 and 2019, the Company had not yet achieved technical feasibility and therefore, all costs were expensed in research and development. With respect to costs of software developed for internal use, the Company determined that all costs for the years ended December 31, 2021, 2020 and 2019 were in the preliminary project stage and not eligible for capitalization and therefore expensed as incurred in research and development.

Research and Development

Research and development expenses primarily consist of personnel costs and benefits, stock-based compensation, lab supplies, consulting and professional fees, fabrication services, rent expense, software and other outsourced expenses. All of our research and development expenses are related to developing new products and services. Consulting expenses are related to general development activities, while fabrication services include certain third-party engineering costs. Research and development expenses are expensed as incurred.

General and Administrative

General and administrative expenses primarily consist of personnel costs and benefits, stock-based compensation, patent and filing fees, facilities costs, depreciation expense, office expenses and outside services. Outside services consist of professional services, legal and other professional fees.

Sales and Marketing

Sales and marketing expenses primarily consist of personnel costs and benefits, stock-based compensation as well as consulting, product advertising and marketing. Advertising costs are expensed as incurred. For the years ended December 31, 2021, 2020 and 2019, advertising expenses were $0, $87 and $15, respectively.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period, without consideration of potentially dilutive securities.

Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares plus the common equivalent shares of the period, including any dilutive effect from such shares. The Company’s diluted net loss per share is the same as basic net loss per share for all periods presented, since the effect of potentially dilutive securities is anti-dilutive. Refer to Note 13, “Net Loss Per Share” for further discussion.

Convertible Preferred Stock

The Company applied the guidance in ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, and had therefore classified the Series A, Series B, Series C, Series D, and Series E Convertible Preferred Stock (“Convertible Preferred Stock”) (see Note 10) as mezzanine equity. The Convertible Preferred Stock was recorded outside of stockholders’ equity (deficit) because the Convertible Preferred Stock included a redemption provision upon a change of control, which was deemed a liquidation event that was considered outside the Company’s control. The Convertible Preferred Stock was recorded at their original issue price, net of issuance costs. The Company did not adjust the carrying values of the Convertible Preferred Stock to the liquidation price associated with a change of control because a change of control of the Company was not considered probable as of December 31, 2020. Subsequent adjustments to increase or decrease the carrying values to their respective liquidation prices were made when the change of control occurred in June 2021 (see Note 10).

Stock-Based Compensation

For 2021, the Company accounts for stock-based compensation to employees, non-employee directors and non-employees granted share-based payments for services in accordance with ASU 2018-07, Compensation — Stock Compensation (Topic 718). After the Business Combination, the Company estimates the fair value of stock option awards using the Black-Scholes option pricing model on the date of the grant. Restricted stock unit awards (“RSUs”) are based on the closing price of the Company’s common stock on the date of the grant. The fair value of time-based stock options is recognized and amortized on a straight-line basis over the requisite service period of the award. Stock options granted to employees generally fully vest over four years and have a term of ten years. The fair value of RSUs and awards with market conditions is expensed on a straight-line or graded accelerated basis over the requisite service period of the award. The Company accounts for all forfeitures when they occur.

Prior to adoption of ASU 2018-07 on January 1, 2020, stock options granted to nonemployees were accounted for based on their fair value on the measurement date. Stock options granted to nonemployees are subject to periodic revaluation over their vesting terms. As a result, the charge to statements of operations and comprehensive loss for nonemployee options with vesting requirements is affected in each reporting period by a change in the fair value of the option calculated under the Black-Scholes option pricing model.

The Company recognizes stock-based compensation expense for stock option grants with only service conditions on a straight-line basis over the requisite service period of the individual grants, which is generally the vesting period, based on the estimated grant date fair values. The Company recognizes stock-based compensation expense for stock option grants subject to non-financing event performance conditions on an accelerated basis as though each separately vesting portion of the award was, in substance, a separate award. On January 1, 2020, the Company adopted ASU 2018-07. ASU 2018-07 aligns the accounting for share-based payment awards issued to employees and nonemployees. Under this new guidance, the existing employee guidance will now apply to nonemployee share-based transactions. This guidance was applied to all new awards granted after the date of adoption, and adoption did not have a material impact on our consolidated financial statements or related disclosures. For nonemployee awards that had been issued prior to adoption of ASU 2018-07 and remained outstanding subsequent to adoption, the Company utilized the adoption date fair value of the nonemployee awards as a substitute for grant date fair value for future compensation expense recognition as permitted under the transition guidance.  The Company recognizes the effect of forfeiture in compensation costs based on actual forfeitures when they occur.

The fair value of the shares of common stock underlying stock options has historically been determined by the Board of Directors (the “Board”), with input from management and contemporaneous third-party valuations, as there was no public market for the common stock. Given the absence of a public trading market for the Company’s common stock, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation, the Board exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of the Company’s common stock at each option grant date.

In valuing the Company’s common stock for 2020 and 2019, the Board determined the value using the market approach-subject company transaction method. Under this method, the Company “solved for” the total equity value which allocates a probability-weighted present value to the Series E convertible preferred stockholders consistent with the investment amount of the financing round that was known at the respective valuation date.

Application of this approach involves the use of estimates, judgment and assumptions that are highly complex and subjective, such as market multiples, the selection of comparable companies and the probability of possible future events. Changes in any or all these estimates and assumptions or the relationships among those assumptions could have a material impact on the valuation of the Company’s common stock as of each valuation date.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes, as set forth in ASC Topic 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. As of December 31, 2021 and 2020, the Company had no uncertain tax positions.

Warrant Liabilities

The Company’s outstanding warrants include publicly-traded warrants (the “Public Warrants”) which were issued as one-third of one redeemable warrant per unit issued during HighCape’s initial public offering on September 9, 2020, and warrants sold in a private placement (the “Private Warrants”) to HighCape’s sponsor, HighCape Capital Acquisition LLC (the “Sponsor”). The Company evaluated its warrants under Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public Warrants and Private Warrants meet the definition of a derivative under ASC 815-40, the Company recorded these warrants as long-term liabilities on the balance sheet at fair value upon the Closing of the Business Combination, with subsequent changes in their respective fair values recognized in the consolidated statements of operations and comprehensive loss at each reporting date.

Subsequent Events

The Company has evaluated subsequent events through March 1, 2022.

Recently Issued Accounting Pronouncements

Accounting pronouncements adopted

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, Compensation —  Stock Compensation (Topic 718). The amendments in this update expand the scope of Topic 718 (“ASC 718”) to include share-based payments to nonemployees. An entity is required to apply the requirements of ASC 718 to nonemployee awards except for specific guidance related to option pricing models and the attribution of cost. The Company adopted such guidance on January 1, 2020 and there was no material effect of adoption on the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. The FASB has issued several updates to the standard which: (i) clarify the application of the principal versus agent guidance, (ii) clarify the guidance relating to performance obligations and licensing, (iii) clarify the assessment of the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts and (iv) clarify the narrow aspects of Topic 606 or correct unintended application of the guidance (collectively, “ASC 606”). ASC 606 is based on principles that govern the recognition of revenue at an amount to which an entity expects to be entitled when products and/or services are transferred to customers. The new revenue standard may be applied via the full retrospective method to each prior period presented or via the modified retrospective method with the cumulative effect recognized as of the date of adoption. The Company adopted ASU 2014-09 as of January 1, 2019. The Company has had no revenue and the adoption of this pronouncement had no impact on the Company’s consolidated financial statements.  The Company will review this pronouncement again in the future when they start to generate revenue.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize almost all their leases on the balance sheet by recording a lease liability and corresponding right-of-use assets. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. As per the latest ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, issued by the FASB, entities that have not yet issued or made available for issuance the financial statements as of June 3, 2020 can defer the new guidance for one year. For public entities, this guidance is effective for annual reporting periods beginning January 1, 2019, including interim periods within that annual reporting period. Effective December 31, 2021, the Company lost its emerging growth company status which accelerated the adoption of Topic 842. On January 1, 2021, the Company adopted ASU 2016-02 using the modified retrospective transition method which includes the ability to recognize the cumulative effect of the adoption being recorded as an adjustment to retained earnings on January 1, 2021. The Company elected to apply the package of practical expedients that allows entities to forgo reassessing at the transition date: (1) whether any expired or existing contracts are or contain leases; (2) lease classification for any expired or existing leases; and (3) whether unamortized initial direct costs for existing leases meet the definition of initial direct costs under the new guidance. The Company did not elect the hindsight practical expedient. The Company also elected to use the practical expedient that allows the combination of lease and non-lease contract components in all of its underlying asset categories. The Company also elected a policy of not recording leases on its consolidated balance sheets when the leases have a term of 12 months or less and the Company is not reasonably certain to elect an option to renew the leased asset. Due to the adoption of this guidance, the Company reclassed its capital leases to a finance lease classification. The Company did not have any operating leases at the time of adoption. The Company had a capital lease which has been recorded on the consolidated balance sheets as of December 31, 2020 and became a finance lease as of the transition date of January 1, 2021. The capital lease became a finance lease by establishing the ROU asset and liability which was not material to the consolidated balance sheets. The Company did not have any impact to opening retained earnings as a result of the adoption of the guidance. The adoption of this new guidance did not have a material impact on the Company’s results of operations and comprehensive loss, cash flows and liquidity. See the “Leases” section in this Note for further detail.

In June 2016 the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2020. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases.  For the Company, this guidance is effective December 31, 2021. The Company adopted the guidance on January 1, 2021. The Company evaluated the impact of the pronouncement, and it did not have a material impact on its consolidated financial statements.  The Company will review this pronouncement again in the future when they start to generate more significant receivables.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). For public entities, this guidance is effective for fiscal years beginning January 1, 2020 and interim periods within those fiscal years. For the Company, this guidance is effective December 31, 2021. The Company adopted the guidance on January 1, 2021. The Company evaluated the impact of the pronouncement, and it did not have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify various aspects related to accounting for income taxes. For public entities, this guidance is effective for annual reporting periods beginning January 1, 2021, including interim periods within that annual reporting period. For the Company, this guidance is effective December 31, 2021. The Company adopted the guidance on January 1, 2021. The Company evaluated the impact of the pronouncement, and it did not have a material impact on its consolidated financial statements.

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

On June 10, 2021, HighCape filed the Second Amended and Restated Certificate of Incorporation (the “Restated Certificate”) with the Secretary of State of the State of Delaware, which became effective simultaneously with the Effective Time. As a consequence of filing the Restated Certificate, the Company adopted a dual class structure, comprised of the Company’s Class A common stock, which is entitled to one vote per share, and the Company’s Class B common stock, which is entitled to 20 votes per share. The Company’s Class B common stock has the same economic terms as the Company’s Class A common stock, but is subject to a “sunset” provision if Jonathan M. Rothberg, Ph.D., the founder of Legacy Quantum-Si, Interim Chief Executive Officer and Executive Chairman of the Company (“Dr. Rothberg”), and other permitted holders of the Company’s Class B common stock collectively cease to beneficially own at least twenty percent (20%) of the number of shares of the Company’s Class B common stock (as such number of shares is equitably adjusted in respect of any reclassification, stock dividend, subdivision, combination or recapitalization of the Company’s Class B common stock) collectively held by Dr. Rothberg and permitted transferees of the Company’s Class B common stock as of the Effective Time.

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

The total number of shares of the Company’s Class A common stock outstanding immediately following the Closing was 116,463,160, comprising:

•	59,754,288 shares of the Company’s Class A common stock issued to Legacy Quantum-Si stockholders (other than holders of Legacy Quantum-Si Series A preferred stock) in the Business Combination;
•	42,500,000 shares of the Company’s Class A common stock issued in connection with the Closing to the PIPE Investors pursuant to the PIPE Financing;
•	696,250 shares of the Company’s Class A common stock issued in connection with the Closing to the Foresite Funds pursuant to the Subscription Agreements;
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

The total number of shares of the Company’s Class B common stock outstanding immediately following the Closing was 19,937,500 shares. As of February 15, 2022, Dr. Rothberg held 80.1% of the combined voting power of the Company. Accordingly, Dr. Rothberg and his permitted transferees control the Company and the Company is a controlled company within the meaning of the Nasdaq Listing Rules.

The most significant change in the post-combination Company’s reported financial position and results was an increase in cash of $540,276 consisting of $425,001 from the PIPE investors and $115,275 from HighCape. The increase in cash was offset by transaction costs of $17,824, payment of the Paycheck Protection Program (“PPP”) loan of $1,764 including interest, payments to redeeming Company shareholders of $5,712, and payment of $3,800 to a third-party service provider, resulting in proceeds of $511,176 on the date of the Closing of the Business Combination on June 10, 2021. In addition, the post-combination balance sheet increased by the warrant liabilities of $11,618 and other insignificant assets and liabilities. Additional transaction costs were incurred prior to the Business Combination not settled on the date of Closing. Transaction costs of $7,383 including $463 recorded in stock-based compensation expense, were expensed during year ended December 31, 2021 in the consolidated statements of operations and comprehensive loss.

On the date of Closing, the proceeds of $540,276 were offset against the warrant liabilities of $11,618, payments to redeeming Company shareholders of $5,712, and other liabilities and related transaction costs of $21,776, which resulted in an equity infusion from the Business Combination of $501,170 in the consolidated statements of changes in convertible preferred stock and stockholders’ equity (deficit) for the year ended December 31, 2021.

4. ACQUISITION

Majelac Technologies LLC

Pursuant to the terms and conditions of an Asset Purchase Agreement by and among the Company, Majelac Technologies LLC (“Majelac”), and certain other parties, on November 5, 2021 (the “Closing Date”), the Company acquired certain assets and assumed certain liabilities of Majelac, a privately-owned company providing semiconductor chip assembly and packaging capabilities located in Pennsylvania, for $4,632 in cash including $132 in reimbursement for certain recently purchased equipment, and 535,715 shares of Class A common stock, valued at $4,232, issued to Majelac subject to certain restrictions. An additional 59,523 shares of Class A common stock valued at $471 will be issued to Majelac 12 months after the Closing Date less the number of shares of Class A common stock that may be required by the buyer indemnitees to satisfy any unresolved claims for indemnification, if any. The Company also assumed the legal fees of Majelac of $50. Additional purchase price consideration of $500 in cash will be paid 6 months after the Closing date less any amount that may be required by the buyer indemnitees to satisfy any unresolved claims for indemnification, if any. We may pay up to an additional $800 valued at $531 subject to certain future milestones being met. The acquisition brings semiconductor chip assembly and packaging capabilities in-house to secure our supply chain and support scaling commercialization efforts. Prior to the acquisition, Majelac was a vendor of the Company.

The following table summarizes the preliminary purchase price allocation at the acquisition date as follows:

Purchase Price Allocation
Prepaid expenses and other current assets	$27
Property and equipment, net	906
Goodwill	9,483
Total	$10,416

The above estimated fair values of consideration transferred, assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. Thus, the preliminary measurements of fair value set forth above maybe subject to change. The Company is in the process of finalizing the fair value adjustments. The Company expects to finalize the valuation as soon as practicable but no later than one year from the acquisition date.

Goodwill represents the excess of the consideration transferred over the aggregate fair values of assets acquired and liabilities assumed. The goodwill recorded in connection with this acquisition was based on operating synergies and other benefits expected to result from the combined operations. The goodwill acquired is amortizable for tax purposes over a period of 15 years.

Acquisition-related costs recognized during the year ended December 31, 2021 including transaction costs such as legal, accounting, valuation and other professional services, were $106 and are included in General and administrative on the consolidated statements of operations and comprehensive loss.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying value of cash and cash equivalents, notes receivable, accounts payable and accrued expenses and other current liabilities approximates their fair values due to the short-term or on demand nature of these instruments. There were no transfers between fair value measurement levels during the years ended December 31, 2021 and 2020. The Company accounted for the warrants as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss.

Our Public Warrants and Private Warrants were carried at fair value as of December 31, 2021. The Public Warrants were valued using Level 1 inputs as they are traded in an active market. The Private Warrants were valued using a binomial lattice model, which results in a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Warrants was the expected volatility of the Company’s Class A common stock. The expected volatility was based on consideration of the implied volatility from the Company’s own public warrant pricing and on the historical volatility observed at guideline public companies. As of December 31, 2021, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 51.4%, (ii) risk-free interest rate of 1.18%, (iii) strike price ($11.50), (iv) fair value of common stock ($7.87), and (v) expected life of 4.4 years.

Mutual funds were valued using quoted market prices and accordingly were classified as Level 1.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
December 31, 2021:
Assets:
Mutual funds - Cash and cash equivalents	$33,965	$33,965	$-	$-
Mutual funds - Marketable securities	435,519	435,519	-	-
Total assets at fair value on a recurring basis	$469,484	$469,484	$-	$-

Liabilities:
Public Warrants	$6,900	$6,900	$-	$-
Private Warrants	339	-	-	339
Total liabilities at fair value on a recurring basis	$7,239	$6,900	$-	$339

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
December 31, 2020:
Assets:
Mutual funds - Cash and cash equivalents	$36,040	$36,040	$-	$-
Total assets at fair value on a recurring basis	$36,040	$36,040	$-	$-

Liabilities:
Notes payable	$1,749	$-	$1,749	$-
Total liabilities at fair value on a recurring basis	$1,749	$-	$1,749	$-

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, are recorded at historical cost and consist of the following:

	December 31, 2021	December 31, 2020
Laboratory and production equipment	$7,465	$4,245
Computer equipment	637	765
Software	156	136
Furniture and fixtures	125	47
Leasehold improvements	790	-
Construction in process	3,610	35
	12,783	5,228
Less: Accumulated depreciation	(3,875)	(3,232)
Property and equipment, net	$8,908	$1,996

Depreciation expense amounted to $1,041, $894 and $780 for the years ended December 31, 2021, 2020 and 2019, respectively.  The Company had disposals of $70 relating to property and equipment of $468 with accumulated depreciation of $398 for the year ended December 31, 2021. The disposals were not material for the year ended December 31, 2020.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31, 2021	December 31, 2020
Employee compensation	$2,680	$511
Contracted services	2,606	399
Business acquisition costs and contingencies	1,331	-
Legal fees	636	447
Other	23	68
Total accrued expenses and other current liabilities	$7,276	$1,425

8. NOTES PAYABLE

In August 2020, the Company received loan proceeds of $1,749 under the PPP. The Company used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The Company accounted for the loan as debt.

In connection with the Closing of the Business Combination as discussed in Note 3 “Business Combination”, the Company repaid the loan in full in June 2021. The Company recognized an insignificant amount of interest expense in the consolidated statements of operations and comprehensive loss related to the loan.

9. LEASES

We have commitments under lease arrangements for office and manufacturing space and office equipment. Our leases have initial lease terms ranging from 1 year to 10 years. These leases include options to extend or renew the leases for an additional period of 1 to 10 years.

Operating leases are accounted for on the consolidated balance sheets with ROU assets being recognized in “Operating lease right-of-use assets” and lease liabilities recognized in “Short-term operating lease liabilities” and “Operating lease liabilities”. The capital lease became a finance lease by establishing the ROU asset and liability which was not material to the consolidated balance sheets as of January 1, 2021. There were no finance leases as of December 31, 2021. Lease-related costs are included in Research and development and General and administrative in the consolidated statement of operations and comprehensive loss.

Lease-related costs for the year ended December 31, 2021 are as follows:

Year Ended December 31, 2021
Operating lease cost	$630
Short-term lease cost	524
Variable lease cost	63
Total lease cost	$1,217

Other information related to leases as of December 31, 2021 is as follows:

Operating Leases
Weighted-average remaining lease term (years)	5.9
Weighted-average discount rate	7.0%

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities for the year ended December 31, 2021:

Operating Leases
Operating cash paid to settle operating lease liabilities	$293

Right-of-use assets obtained in exchange for lease liabilities	$7,388

Future minimum lease payments under non-cancellable leases as of December 31, 2021 are as follows:

Operating Leases
2022	$1,373
2023	1,650
2024	1,694
2025	1,739
2026	1,754
Thereafter	1,647
Total undiscounted lease payments	$9,857
Less: Imputed interest	1,779
Total lease liabilities	$8,078

As of December 31, 2021, the value of our obligations under leases was $35,545, which includes a lease we entered into in December 2021 for a facility in New Haven, Connecticut which commenced in January 2022. Future minimum lease payments under this non-cancellable lease as of December 31, 2021 is $25,688.

Rent expense under ASC 840 was $483 and $560 for the years ended December 31, 2020 and 2019, respectively.

Lease-related costs for the three months ended March 31, 2021, June 30, 2021 and September 30, 2021 are as follows:

	Three Months Ended March 31, 2021	Three Months Ended June 30, 2021	Three Months Ended September 30, 2021
Operating lease cost	$-	$-	$240
Short-term lease cost	122	127	133
Variable lease cost	-	-	21
Total lease cost	$122	$127	$394

Other information related to leases as of September 30, 2021 are as follows:

September 30, 2021
Operating lease right-of-use assets	$6,443
Short-term operating lease liabilities	609
Operating lease liabilities	6,842

Weighted-average remaining lease term (years)	6.2
Weighted-average discount rate	7.0%

As of March 31, 2021 and June 30, 2021, there was no activity and thus information is not reflected in the table above.

10. CONVERTIBLE PREFERRED STOCK

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

Prior to the Closing of the Business Combination, there were no significant changes to the terms of the Convertible Preferred Stock as compared to December 31, 2020. Upon the Closing of the Business Combination, the Convertible Preferred Stock converted into Class A and Class B common stock based on the Business Combination’s Exchange Ratio of 0.7975 of the Company’s shares for each Legacy Quantum-Si share. The Company recorded the conversion at the carrying value of the Convertible Preferred Stock at the time of the Closing. There are no shares of Convertible Preferred Stock authorized or outstanding as of December 31, 2021.

The powers, preferences, rights, qualifications, limitations and restrictions of the shares of Convertible Preferred Stock were as follows:

Dividends

Dividends were to accrue to holders of the Convertible Preferred Stock at the rate of 8% of the original issue price for the applicable series of Convertible Preferred Stock, per annum subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization, reclassification and other similar events payable only when, and if, declared by the Board. The right to receive dividends on Convertible Preferred Stock was not cumulative, and therefore, if not declared in any year, the right to such dividends was to terminate and not carry forward into the next year. There were no dividends declared on the Convertible Preferred Stock.

Liquidation Rights

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary or a deemed liquidation event (which includes a merger, the sale of all of the Company’s assets, or a change of control) (each a “Liquidation Event”), the holders of the Convertible Preferred Stock were entitled to be paid out of the assets of the Company available for distribution to stockholders, pari passu, at a liquidation price per share equal to the greater of: (1) the Initial Liquidation Price of such Convertible Preferred Stock, plus any declared and unpaid dividends or (2) an amount that would have been payable had all the shares of the Convertible Preferred Stock been converted into the Common Stock. These payments were to be made to or set aside prior to the holders of shares of any other class or series of capital stock that were not, by its terms, senior to the Convertible Preferred Stock.

Voting Rights

The holders of shares of the Convertible Preferred Stock were entitled to vote on all matters on which the holders of shares of the Common Stock were entitled to vote.

Each holder of record of shares of Series A Convertible Preferred Stock were entitled to ten votes per share of Special-Voting Common Stock into which such Series A Convertible Preferred Stock were convertible, as discussed below under Conversion, on all matters to be voted on by the Company’s stockholders. Each holder of record of shares of Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock were entitled to one vote per share of Common Stock into which such Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock, and Series E Convertible Preferred Stock are convertible, as discussed below under Conversion, on all matters that were to be voted on by the Company’s stockholders. The holders of Convertible Preferred Stock and the holders of Common Stock were to vote together and not as separate classes. There were no series voting.

Conversion

Each share of Series A Convertible Preferred Stock was convertible, at the option of the holder, at any time after the date of issuance of such share, into shares of Special-Voting Common Stock on a 1 to 1 conversion rate subject to customary anti-dilution adjustments and upon the issuance of additional common shares for no consideration or consideration less than the conversion price of the Series A Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock were convertible, at the option of the holder, at any time after the date of issuance into shares of Common Stock on a 1 to 1 conversion rate subject to customary anti-dilution adjustments and upon the issuance of additional common shares for no consideration or consideration less than the conversion price of the respective series of Convertible Preferred Stock, which was equal to the original issuance price for each series of Convertible Preferred Stock.

Upon the earlier to occur of (i) election of the Convertible Preferred Stock by (A) the consent or vote of the majority holders of the Convertible Preferred Stock (voting together as a single class and not as separate series, and on an as-converted basis) and (B) the consent or vote of the majority holders of Series C Convertible Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock (voting together as a single class, and on an as-converted basis) or (ii) the closing of a firm commitment underwritten initial public offering pursuant to an effective registration statement filed under the Securities Act of 1933 covering the offer and sale of shares of Common Stock in which the aggregate gross proceeds to the Corporation are at least $80,000 at a public offering price per share equal to at least three times the Series D Convertible Preferred Stock Conversion Price of $4.71 (1) each share of Series A Convertible Preferred Stock were to be automatically be converted into shares of Special-Voting Common Stock on a 1 for 1 basis, (2) each share of Series B Convertible Preferred Stock were to automatically be converted into Common Stock on a 1 for 1 basis, (3) each share of Series C Convertible Preferred Stock were to automatically be converted into Common Stock on a 1 for 1 basis, (4) each share of Series D Convertible Preferred Stock were to automatically be converted into Common Stock on a 1 for 1 basis and (5) each share of Series E Convertible Preferred Stock were to automatically be converted into Common Stock on a 1 for 1 basis.

11. STOCKHOLDERS’ EQUITY (DEFICIT)

Class A Common stock

As of December 31, 2021 and 2020, the Company had authorized 600,000,000 and 90,000,000 shares of Class A common stock at $0.0001 par value per share, of which a total of 118,025,410 and 5,378,287 shares were outstanding, respectively.

Voting Rights

Holders of Class A common stock will be entitled to cast one vote per Class A share. Generally, holders of all classes of common stock vote together as a single class, and an action is approved by stockholders if a majority of votes cast affirmatively or negatively on the action are cast in favor of the action, while directors are elected by a plurality of the votes cast. Holders of Class A common stock will not be entitled to cumulate their votes in the election of directors.

Dividend Rights

With limited exceptions in the case of certain stock dividends or disparate dividends approved by the affirmative vote of the holders of a majority of the Class A common stock and Class B common stock, each voting separately as a class, holders of Class A common stock will share ratably (based on the number of shares of Class A common stock held), together with each holder of Class B common stock, if and when any dividend is declared by the Board out of funds legally available therefore, subject to restrictions, whether statutory or contractual (including with respect to any outstanding indebtedness), on the declaration and payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock or any class or series of stock having a preference over, or the right to participate with, the Class A common stock with respect to the payment of dividends.

Class B Common stock

As of December 31, 2021 and 2020, the Company had authorized 27,000,000 and 0 shares of Class B common stock at $0.0001 par value per share, of which a total of 19,937,500 and 0 shares were outstanding, respectively.

Voting Rights

Holders of Class B common stock will be entitled to cast 20 votes per share of Class B common stock. Generally, holders of all classes of common stock vote together as a single class, and an action is approved by stockholders if a majority of votes cast affirmatively or negatively on the action are cast in favor of the action, while directors are elected by a plurality of the votes cast. Holders of Class B common stock will not be entitled to cumulate their votes in the election of directors.

Dividend Rights

With limited exceptions in the case of certain stock dividends or disparate dividends approved by the affirmative vote of the holders of a majority of the Class A common stock and Class B common stock, each voting separately as a class, holders of Class B common stock will share ratably (based on the number of shares of Class B common stock held), together with each holder of Class A common stock, if and when any dividend is declared by the Board out of funds legally available therefor, subject to restrictions, whether statutory or contractual (including with respect to any outstanding indebtedness), on the declaration and payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock or any class or series of stock having a preference over, or the right to participate with, the Class B common stock with respect to the payment of dividends.

Preferred Stock

As of December 31, 2021 and 2020, the Company had authorized 1,000,000 and 0 shares of preferred stock at $0.0001 par value per share, respectively, of which a total of 0 shares were outstanding for both years.

Preferred stock may be issued from time to time in one or more series. Any shares of preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law.

12. EQUITY INCENTIVE PLAN

The Company’s 2013 Employee, Director and Consultant Equity Incentive Plan, as amended on March 12, 2021 (the “2013 Plan”), was originally adopted by its Board of Directors and stockholders in September 2013. In connection with the Closing of the Business Combination, the Company adjusted the equity awards as described in Note 3 “Business Combination”. The adjustments to the awards did not result in incremental expense as the equitable adjustments were made pursuant to a preexisting nondiscretionary antidilution provision in the 2013 Plan, and the fair-value, vesting conditions, and classification are the same immediately before and after the modification. In connection with the Business Combination, HighCape’s stockholders approved and adopted the Quantum-Si Incorporated 2021 Equity Incentive Plan (the “2021 Plan”) and the Company will no longer make issuances under the 2013 Plan. The 2021 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2021 Plan. As of December 31, 2021, there were 11,891,127 shares available for issuance until the 2021 Plan.

Stock option activity

During the year ended December 31, 2021, the Company granted 3,514,510 option awards subject to service and/or performance conditions. The service condition requires the participant’s continued employment with the Company through the applicable vesting date, and the performance condition requires the consummation of a contemplated business combination defined in the option award agreement. For options with performance conditions, stock-based compensation expense is only recognized if the performance conditions become probable to be satisfied. As the performance condition is a business combination, the performance condition would only become probable once a business combination was consummated. Accordingly, the Company recorded stock-based compensation expense of $3,080 for options awards for the year ended December 31, 2021 as the Business Combination was consummated during this time period. The stock-based compensation expense for stock options for the year ended December 31, 2021 was $6,059.

A summary of the stock option activity under the 2013 Plan and the 2021 Plan is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	7,369,541	$2.37	6.77	$4,094
Granted	3,514,510	8.89
Exercised	(2,661,252)	2.11
Forfeited	(495,827)	6.84
Outstanding at December 31, 2021	7,726,972	$5.14	7.58	$24,511
Options exercisable at December 31, 2021	4,023,711	2.83	6.18	$20,499
Vested and expected to vest at December 31, 2021	7,410,522	$5.03	7.51	$24,169

The Company received cash proceeds from the exercise of stock options of $5,618, $63 and $116 during the years ended December 31, 2021, 2020 and 2019, respectively. The total intrinsic value (the amount by which the stock price exceeds the exercise price of the option on the date of exercise) of the stock options exercised during the years ended December 31, 2021, 2020 and 2019, was $17,206, $323 and $554, respectively. The weighted-average grant date fair value of options granted during the year ended December 31, 2021, 2020 and 2019, was $5.25, $1.43 and $1.57, respectively.

During the years ended December 31, 2020 and 2019, the Company granted 59,811 and 478,498 option awards subject to certain performance conditions, respectively. The performance conditions required the Company to announce at the Advances in Genome Biology and Technology conference (“AGBT”) and commence commercial sales during the year ended December 31, 2020. For options with performance conditions, stock-based compensation expense is only recognized if the performance conditions become probable to be satisfied. Upon becoming probable, the Company recognizes compensation expense equal to the grant date fair value of the option awards over the associated service period. If there are changes in the number of option awards that are expected to vest due to changes in the probability of certain performance conditions being satisfied, an adjustment to stock-based compensation expense will be recognized as a change in accounting estimate in the period that such probability changes. The Company accrued $295 of stock compensation expense during the year ended December 31, 2019 as it believed it was probable the performance conditions would be met. This stock compensation expense was then subsequently reversed during the year ended December 31, 2020 as the performance conditions were determined to be improbable to be met. All of the performance-based awards granted during the years ended December 31, 2020 and 2019 were cancelled on December 31, 2020.

In addition to the awards discussed in the aforementioned paragraph, during the year ended December 31, 2019 the Company granted approximately 205,000 option awards subject to a single performance-based condition, the completion of a financing event as defined in the option award agreement. The achievement of the performance condition was not deemed satisfied for the years ended December 31, 2020 and 2019, as the completion of a financing event was not deemed probable until consummated. Thus, the Company did not record stock-based compensation expense with regards to these option awards. For the year ended December 31, 2021, the Company recorded stock-based compensation expense of $463 for these option awards as the Business Combination was consummated during this time period and the performance-based condition was met.

In accordance with ASC Topic 718, the Company estimates and records the compensation cost associated with the grants described above with an offsetting entry to paid-in capital. The Company utilized the Black-Scholes option pricing model for determining the estimated fair value for service or performance-based stock-based awards. The Black-Scholes option pricing model requires the use of subjective assumptions which determine the fair value of stock-based awards. The assumptions used to value option grants to employees and nonemployees for the years ended December 31, 2021 and 2020 and employees for the year ended December 31, 2019 were as follows:

	2021	2020	2019
Risk-free interest rate	0.9% – 1.4%	0.3% – 0.6%	1.4% – 1.9%
Expected dividend yield	0%	0%	0%
Expected term	5.5 years – 6.3 years	5.0 years – 6.0 years	5.0 years – 6.2 years
Expected volatility	54% - 70%	70%	70%

The assumptions used to value option grants to nonemployees for the year ended December 31, 2019 were as follows:

2019
Risk-free interest rate	1.4% – 1.9%
Expected dividend yield	0%
Expected term	4.0 years – 10.0 years
Expected volatility	70%

Risk-free interest rate

The risk-free interest rate for periods within the expected term of the awards is based on the U.S. Treasury yield curve in effect at the time of the grant.

Expected dividend yield

We have never declared or paid any cash dividends and do not expect to pay any cash dividends in the foreseeable future.

Expected term

For awards, we calculate the expected term using the “simplified” method, which is the simple average of the vesting period and the contractual term.

Expected volatility

We determined expected annual equity volatility to be 70% based on the historical volatility of guideline public companies for the years ended December 31, 2019 and 2020 and from January to June 10, 2021. After June 10, 2021, the volatility is calculated by a third-party professional services firm and reviewed by the Company.

Exercise price

The exercise price is taken directly from the grant notice issued to employees and nonemployees.

Restricted stock unit activity

During the year ended December 31, 2021, the Company granted 4,861,315 restricted stock unit (“RSU”) awards subject to service, performance and/or market conditions. The RSU awards include 1,703,460 and 170,346 RSU awards to the Company’s former Chief Executive Officer and General Counsel, respectively, subject to service and performance conditions, 1,800,000 RSU awards to the Interim Chief Executive Officer and Executive Chairman of the Company and two members of the board of directors subject to service and/or performance conditions, and 453,777 RSU awards to the Company’s former Chief Executive Officer subject to service, market and performance conditions. The service condition requires the participant’s continued employment with the Company through the applicable vesting date, and the performance condition requires the consummation of a contemplated business combination or financing transaction defined in the award agreement. The market condition requires that the Company’s Class A common stock subsequent to a business combination trades above a specified level for a defined period of time, or that a subsequent financing transaction meets defined pricing thresholds and that the Company’s common stock subsequent to a business combination trades above a specified level for a defined period of time. For RSU awards with performance conditions, stock-based compensation expense is only recognized if the performance conditions become probable to be satisfied. As the performance condition is a business combination or financing transaction, the performance condition would only become probable once a business combination or financing transaction was consummated. Accordingly, the Company recorded stock-based compensation expense of $18,587 for the year ended December 31, 2021 related to these RSU awards as the Business Combination was consummated during this time period. The stock-based compensation expense for RSU awards for the year ended December 31, 2021 was $18,859. The Company did not issue RSU awards in 2020 or 2019.

A summary of the RSU activity under the 2013 Plan and the 2021 Plan is presented in the table below:

	Number of Shares Underlying RSUs	Weighted Average Grant-Date Fair Value
Outstanding non-vested RSUs at December 31, 2020	-	$-
Granted	4,861,315	8.03
Vested	(274,343)	8.53
Forfeited	-	-
Outstanding non-vested RSUs at December 31, 2021	4,586,972	$8.00

The Company’s stock-based compensation expense is allocated to the following operating expense categories as follows:

	Years ended December 31,
	2021	2020	2019
Research and development	$5,718	$1,290	$2,163
General and administrative	18,365	324	354
Sales and marketing	835	310	198
Total stock-based compensation expense	$24,918	$1,924	$2,715

No related tax benefits of the stock-based compensation expense have been recognized and no related tax benefits have been realized from the exercise of stock options due to the Company’s net operating loss carryforwards.

Total unrecognized stock-based compensation expense as of December 31, 2021 was $34,058, which will be recognized over the remaining weighted average vesting period of 2.1 years.

13. NET LOSS PER SHARE

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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Years ended December 31,
	2021	2020	2019
Numerator
Net loss	$(94,989)	$(36,613)	$(35,792)
Numerator for basic and diluted EPS - loss attributable to common stockholders	$(94,989)	$(36,613)	$(35,792)
Denominator
Common stock	79,578,540	5,355,463	5,146,977
Denominator for basic and diluted EPS - weighted-average common stock	79,578,540	5,355,463	5,146,977
Basic and diluted net loss per share	$(1.19)	$(6.84)	$(6.95)

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

	Years ended December 31,
	2021	2020	2019
Outstanding options to purchase common stock	7,726,972	7,369,541	7,890,184
Outstanding restricted stock units	4,586,972	-	-
Outstanding warrants	3,968,319	-	-
Outstanding convertible preferred stock (Series A through E)	-	90,789,268	84,201,570
	16,282,263	98,158,809	92,091,754

14. WARRANT LIABILITIES

Public Warrants

As of December 31, 2021, there were an aggregate of 3,833,319 outstanding Public Warrants, which entitle the holder to acquire Class A common stock. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment as discussed below, beginning on September 9, 2021. The warrants will expire on June 10, 2026 or earlier upon redemption or liquidation.

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

The Company evaluated the Public Warrants under ASC 815-40, in conjunction with the SEC Division of Corporation Finance’s April 12, 2021 Public Statement, Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the warrants may be settled in cash upon the occurrence of a tender offer or exchange offer in which the maker of the tender offer or exchange offer, upon completion of the tender offer or exchange offer, beneficially owns more than 50% of the outstanding shares of the Company’s Class A common stock, even if it would not result in a change of control of the Company. This provision would preclude the warrants from being classified in equity and thus the warrants have been classified as a liability.

Private Warrants

As of December 31, 2021, there were 135,000 Private Warrants outstanding. The Private Warrants are identical to the Public Warrants, except that so long as they are held by the Sponsor or any of its permitted transferees, (i) the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or saleable until 30 days after the completion of the Business Combination, (ii) the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and (iii) the Private Warrants are not subject to the Company’s redemption option at the price of $0.01 per warrant. The Private Warrants are subject to the Company’s redemption option at the price of $0.01 per warrant, provided that the other conditions of such redemption are met, as described above. If the Private Warrants are held by a holder other than the Sponsor or any of its permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants.

The Company evaluated the Private Warrants under ASC 815-40, in conjunction with the SEC Statement, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the terms of the warrants provide for potential changes to the settlement amounts depending upon the characteristics of the warrant holder, and, because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant has been classified as a liability.

The fair value of warrant liabilities was $11,618 and $7,239 as of the Closing of the Business Combination and as of December 31, 2021, respectively. The Company recognized a gain of $4,379 as a change in fair value of warrant liabilities in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021. There were no exercises or redemptions of the Public Warrants or Private Warrants during the year ended December 31, 2021.

See Note 5 “Fair Value of Financial Instruments” for further detail.

15. INCOME TAXES

The Company had no income tax expense due to federal and state net operating losses incurred for the years ended December 31, 2021, 2020, and 2019. The Company has also not recorded any income tax benefits for its federal and state net operating losses incurred in each period due to uncertainty of realizing the benefit from those items. All of the Company’s losses before income taxes were generated in the United States.

The effective tax rate for the Company for the years ended December 31, 2021, 2020 and 2019 was zero percent. A reconciliation of the income tax expense at the federal statutory tax rate to the Company’s effective income tax rate follows:

	Years Ended December 31,
	2021	2020	2019
Statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	7.0	6.7	6.5
Federal research and development credit	2.8	3.0	2.0
Stock-based compensation expense	1.6	(0.7)	(0.9)
Other	0.6	(0.1)	0.4
Valuation allowance	(33.0)	(29.9)	(29.0)
Effective tax rate	0.0%	0.0%	0.0%

The Company’s effective tax rate for December 31, 2021, 2020 and 2019 differs from the federal statutory tax rate of 21% mainly due to the effect of deferred state income tax benefits resulting from state net operating loss carryforwards and the tax benefits related to research and development tax credits. These benefits to the effective tax rate are fully offset by the increase in the Company’s valuation allowance from the prior year.

Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	As of December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforwards	$63,819	$42,589
Tax credit carryforwards	10,203	7,178
Stock-based compensation expense	6,673	1,586
Operating lease liabilities	2,184	-
Other	2,218	182
Total deferred tax assets	$85,097	$51,535

Deferred tax liabilities
Operating lease right-of-use assets	$(2,093)	$-
Property and equipment	(245)	(161)
Other	(15)	-
Total deferred tax liabilities	$(2,353)	$(161)

Net deferred tax assets	$82,744	$51,374
Valuation allowance	(82,744)	(51,374)
Net deferred tax assets (liabilities)	$-	$-

The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty of the Company’s ability to generate sufficient taxable income to realize the deferred tax asset, and therefore has not recognized any benefits from the net operating losses, tax credits and other deferred tax assets. The Company’s valuation allowance was $82,744, $51,374 and $40,441 for the years ended December 31, 2021, 2020 and 2019, respectively. The Company’s valuation allowance increased $31,370, $10,933 and $10,352 for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, the Company had the following tax net operating loss carryforwards available to reduce future federal and Connecticut taxable income, and tax credit carryforwards available to offset future federal and Connecticut income taxes:

	Amount	Begin to Expire In
Tax net operating loss carryforwards:
Federal (pre-2018 NOLs)	$65,494	2033
Federal (post-2017 NOLs)	171,615	No Expiration
State	239,013	2033
Tax credit carryforwards:
Federal research and development	8,211	2033
Connecticut research and development	2,477	N/A
Connecticut other credits	53	2022

Under Internal Revenue Code Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss and tax credit carryforwards to offset its post-change income and tax liabilities may be limited. Generally, an ownership change occurs when certain shareholders increase their aggregated ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). As a result of the Business Combination, as well as any other equity issuances during the year, the Company is currently performing a Section 382 analysis to determine whether an ownership change has occurred and is expected to be completed in 2022. Any limitation may result in the expiration of a portion of the federal net operating loss or research and development credit carryforwards before utilization, which would reduce the Company’s gross deferred tax assets and corresponding valuation allowance.

The Company has adopted the accounting guidance within ASC Topic 740 on uncertainties in income taxes. ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As of December 31, 2021 and 2020, the Company did not have any unrecognized tax benefits. To the extent penalties and interest would be assessed on any underpayment of income tax, the Company’s policy is that such amounts would be accrued and classified as a component of income tax expense in the consolidated financial statements. To date, the Company has not recorded any such interest or penalties.

The Company files income tax returns in the U.S. Federal and various state jurisdictions. As a result of the Company’s net operating loss carryforwards, the Company’s federal and state statutes of limitations generally remain open for all tax years until its net operating loss and tax credit carryforwards are utilized or expire prior to utilization. The Company does not currently have any federal or state income tax examinations in progress.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted which included provisions related to net operating loss carryovers and carrybacks, refundable payroll tax credits, deferral of payroll taxes, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The Company has evaluated the relevant provisions of the CARES Act and has not recognized any benefit related to these provisions. Therefore, no related income tax effects have been recognized in the financial statements for the years ended December 31, 2021 and 2020.

Additionally, as a result of legislation in the state of Connecticut, companies have the opportunity to exchange certain research and development tax credit carryforwards for a cash payment of 65% of the research and development tax credit. The research and development expenses that qualify for Connecticut credits are limited to those costs incurred within Connecticut. The Company has elected to participate in the exchange program and, as a result, has recognized net benefits of $872, $182 and $368 for the years ended December 31, 2021, 2020 and 2019, respectively, which is included in research and development expenses in the accompanying statements of operations and comprehensive loss. As of December 31, 2021 and 2020, the Company has recorded $872 and $550 of the research and development tax credit receivables in Prepaid expenses and other current assets on the Company’s consolidated balance sheets, respectively.

16. RELATED PARTY TRANSACTIONS

The Company utilizes and subleases office and laboratory space in a building owned by a related party. The Company paid $322, $322 and $322 under month-to-month lease arrangements for this space for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company utilizes and subleases other office and laboratory spaces from 4Catalyzer Corporation (“4C”), a company under common ownership under month-to-month lease arrangements. The Company paid $148, $155 and $224 for these spaces for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company also made payments to 4C to prefund the acquisition of certain shared capital assets, reflected in Other assets - related party on the consolidated balance sheets of $0 and $738 at December 31, 2021 and 2020, respectively.

The Company was a party to an Amended and Restated Technology Services Agreement (the “ARTSA”), most recently amended on November 11, 2020, by and among 4C, the Company and other participant companies controlled by the Rothberg family. The Company entered into a First Addendum to the ARTSA on February 17, 2021 pursuant to which the Company agreed to terminate its participation under the ARTSA no later than immediately prior to the Effective Time of the Business Combination, resulting in the termination of the Company’s participation under the ARTSA on June 10, 2021. In connection with the termination of the Company’s participation under the ARTSA, the Company terminated its lease agreement with 4C and negotiated an arm’s length lease agreement. As a result, the Company wrote off Other assets – related party of $700 which was recorded in General and administrative in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.  Under the ARTSA, the Company and the other participant companies had agreed to share certain non-core technologies, which means any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant and subject to certain restrictions on use. The ARTSA also provided for 4C to perform certain services for the Company and each other participant company such as monthly administrative, management and technical consulting services to the Company which were pre-funded approximately once per quarter. The Company incurred expenses of $2,009, $1,516 and $2,214 during the years ended December 31, 2021, 2020 and 2019, respectively. The amounts advanced and due from 4C at December 31, 2021 and 2020, related to operating expenses was $0 and $13, respectively, and are included in Prepaid expenses and other current assets on the consolidated balance sheets. The amounts advanced and due to 4C at December 31, 2021 and 2020, related to operating expenses was $128 and $0, respectively, and are included in Accounts payable on the consolidated balance sheets.

The ARTSA also provided for the participant companies to provide other services to each other. The Company also had transactions with other entities under common ownership, which included payments made to third parties on behalf of the Company. The amounts remaining payable at December 31, 2021 and 2020 were $17 and $28, respectively, and are included in the Accounts payable on the consolidated balance sheets. In addition, the Company had transactions with these other entities under common ownership which included payments made by the Company to third parties on behalf of the other entities. The amounts remaining payable to the Company at December 31, 2021 and 2020 are in the aggregate $15 and $69, respectively, and are reflected in the Prepaid expenses and other current assets on the consolidated balance sheets. All amounts were paid or received throughout the year within 30 days after the end of each month.

On September 20, 2021, the Company entered into a Binders Collaboration (the “Collaboration”) with Protein Evolution, Inc. (“PEI”) to develop technology and methods in the field of nanobodies and potentially other binders to produce novel biological reagents and related data. The Collaboration is made pursuant to and governed by the Technology and Services Exchange Agreement, effective as of June 10, 2021, by and among the Company and the participants named therein, including PEI. Dr. Rothberg serves as Chairman of the Board of Directors of PEI and the Rothberg family are controlling stockholders of PEI. The Company has not made any payments under the Collaboration for the year ended December 31, 2021.

The Company had promissory notes with the President and Chief Operating Officer and other Company employees in amounts totaling $0 and $150 as of December 31, 2021 and 2020, respectively.

Dr. Rothberg and the Company entered into an Executive Chairman Agreement as of June 10, 2021 (the “Executive Chairman Agreement”) in which Dr. Rothberg provides consulting services to the Company for $400 annually.  In addition to the Executive Chairman Agreement, Dr. Rothberg also receives fees as the Company’s Chairman of the Board of Directors and a member of the Nominating and Corporate Governance Committee. Quantum-Si paid $139 to Dr. Rothberg for the year ended December 31, 2021 for the services that were provided to the Company.

17. COMMITMENTS AND CONTINGENCIES

Commitments

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

Other commitments:

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the years ended December 31, 2021, 2020 and 2019.

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

The Company enters into agreements that contain indemnification provisions with other parties in the ordinary course of business, including business partners, investors, contractors, and the Company’s officers, directors and certain employees. The Company has agreed to indemnify and defend the indemnified party claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in any particular case. To date, losses recorded in the Company’s consolidated statements of operations and comprehensive loss in connection with the indemnification provisions have not been material.