Form 10-Q
period 2022-03-31
Quantum-Si Inc
filed 2022-05-10
CIK 1816431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 4, 2022, the registrant had 119,025,206 shares of Class A common stock outstanding and 19,937,500 shares of Class B common stock outstanding.

QUANTUM-SI INCORPORATED
FORM 10-Q
For the quarterly period ended March 31, 2022

		Page
	Cautionary Note Regarding Forward-Looking Statements	3

Part I	Financial Information	4

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 (Unaudited)	4

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022 and 2021 (Unaudited)	5

	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and 2021 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (Unaudited)	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

Part II	Other Information	30

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

Signatures		32

In this Quarterly Report on Form 10-Q, the terms “we”, “us”, “our”, the “Company” or “Quantum-Si” mean Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.) and our subsidiaries. On June 10, 2021 (the “Closing Date”), HighCape Capital Acquisition Corp., a Delaware corporation (“HighCape” and after the Business Combination described herein, the “Company”), consummated a business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of February 18, 2021 (the “Business Combination Agreement”), by and among HighCape, Tenet Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Quantum-Si Incorporated, a Delaware corporation (“Legacy Quantum-Si”). Immediately upon the consummation of the Business Combination and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”, and such completion, the “Closing”), Merger Sub merged with and into Legacy Quantum-Si, with Legacy Quantum-Si surviving the Business Combination as a wholly-owned subsidiary of HighCape (the “Merger”). In connection with the Transactions, HighCape changed its name to “Quantum-Si Incorporated” and Legacy Quantum-Si changed its name to “Q-SI Operations Inc.”

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

●	the ability to maintain the listing of our Class A common stock on The Nasdaq Stock Market LLC (“Nasdaq”);
●	changes in applicable laws or regulations;
●	our ability to raise financing in the future;
●	the success, cost and timing of our product development activities;
●	the commercialization and adoption of our existing products and the success of any product we may offer in the future;
●	the potential attributes and benefits of our products once commercialized;
●	our ability to obtain and maintain regulatory approval for our products, and any related restrictions and limitations of any approved product;
●	our ongoing leadership transition;
●	our ability to identify, in-license or acquire additional technology;
●	our ability to maintain our existing license agreements and manufacturing arrangements;
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

These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in other filings that we make with the Securities and Exchange Commission. The risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$34,984	$35,785
Marketable securities	399,810	435,519
Prepaid expenses and other current assets	4,985	5,868
Total current assets	439,779	477,172
Property and equipment, net	11,151	8,908
Goodwill	9,483	9,483
Other assets	690	690
Operating lease right-of-use assets	15,035	6,973
Total assets	$476,138	$503,226
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,293	$3,393
Accrued expenses and other current liabilities	8,779	7,276
Short-term operating lease liabilities	973	859
Total current liabilities	14,045	11,528
Long-term liabilities:
Warrant liabilities	4,592	7,239
Other long-term liabilities	240	206
Operating lease liabilities	15,386	7,219
Total liabilities	34,263	26,192
Commitments and contingencies (Note 14)
Stockholders’ equity
Class A Common stock, $0.0001 par value; 600,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 118,972,397 and 118,025,410 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	12	12
Class B Common stock, $0.0001 par value; 27,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 19,937,500 shares issued and outstanding as of March 31, 2022 and December 31, 2021	2	2
Additional paid-in capital	744,268	744,252
Accumulated deficit	(302,407)	(267,232)
Total stockholders’ equity	441,875	477,034
Total liabilities and stockholders’ equity	$476,138	$503,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (in thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2022	2021
Operating expenses:
Research and development	$18,771	$7,972
Selling, general and administrative	8,369	3,807
Total operating expenses	27,140	11,779
Loss from operations	(27,140)	(11,779)
Dividend income	855	-
Change in fair value of warrant liabilities	2,647	-
Other expense, net	(11,537)	-
Loss before provision for income taxes	(35,175)	(11,779)
Provision for income taxes	-	-
Net loss and comprehensive loss	$(35,175)	$(11,779)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.25)	$(2.13)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	138,619,929	5,528,551

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(Unaudited)

	Convertible preferred stock		Class A common stock		Class B common stock		Additional paid-in	Accumulated	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)
Balance - December 31, 2020	90,789,268	$195,814	5,378,287	$1	-	$-	$12,517	$(172,243)	$(159,725)
Net loss	-	-	-	-	-	-	-	(11,779)	(11,779)
Issuance of Series E convertible preferred stock, net of issuance costs	-	(4)	-	-	-	-	-	-	-
Common stock issued upon exercise of stock options and vesting of restricted stock units	-	-	581,237	-	-	-	999	-	999
Stock-based compensation	-	-	-	-	-	-	457	-	457
Balance - March 31, 2021	90,789,268	$195,810	5,959,524	$1	-	$-	$13,973	$(184,022)	$(170,048)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(Unaudited)

	Class A common stock		Class B common stock		Additional paid-in	Accumulated	Total stockholders’ equity
	Shares	Amount	Shares	Amount	capital	deficit	(deficit)
Balance - December 31, 2021	118,025,410	$12	19,937,500	$2	$744,252	$(267,232)	$477,034
Net loss	-	-	-	-	-	(35,175)	(35,175)
Common stock issued upon exercise of stock options and vesting of restricted stock units	946,987	-	-	-	730	-	730
Stock-based compensation	-	-	-	-	(714)	-	(714)
Balance - March 31, 2022	118,972,397	$12	19,937,500	$2	$744,268	$(302,407)	$441,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(35,175)	$(11,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	452	213
Unrealized losses of marketable securities	11,511	-
Change in fair value of warrant liabilities	(2,647)	-
Change in fair value of contingent consideration	54	-
Stock-based compensation	(714)	457
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	883	(2,383)
Operating lease right-of-use assets	(8,062)	-
Accounts payable	1,481	1,244
Accrued expenses and other current liabilities	707	1,512
Short-term operating lease liabilities	114	-
Operating lease liabilities	8,167	-
Net cash used in operating activities	$(23,229)	$(10,736)
Cash flows from investing activities:
Purchases of property and equipment	(2,500)	(500)
Purchases of marketable securities	(802)	-
Sales of marketable securities	25,000	-
Net cash provided by (used in) investing activities	$21,698	$(500)
Cash flows from financing activities:
Proceeds from exercise of stock options	730	999
Stock issuance costs for Series E convertible preferred stock	-	(4)
Principal payments under finance lease obligations	-	(15)
Net cash provided by financing activities	$730	$980
Net decrease in cash and cash equivalents	(801)	(10,256)
Cash and cash equivalents at beginning of period	35,785	36,910
Cash and cash equivalents at end of period	$34,984	$26,654
Supplemental disclosure of cash flow information:
Cash received from exchange of research and development tax credits	$-	$377
Supplemental disclosure of noncash information:
Noncash acquisition of property and equipment	$1,580	$86
Forgiveness of related party promissory notes	$-	$150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2022 AND DECEMBER 31, 2021
AND FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(in thousands, except share and per share amounts)
(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Quantum-Si Incorporated (including its subsidiaries, the “Company” or “Quantum-Si”) was originally incorporated in Delaware on June 10, 2020 as a special purpose acquisition company under the name HighCape Capital Acquisition Corp. (“HighCape”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving HighCape and one or more businesses. On June 10, 2021 (the “Closing”), the Company consummated the transaction contemplated by the Business Combination Agreement, dated February 18, 2021 (the “Business Combination Agreement”), by and among HighCape, Tenet Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and Quantum-Si Incorporated, a Delaware corporation (“Legacy Quantum-Si”).

Pursuant to the terms of the Business Combination Agreement, a business combination between HighCape was effected through the merger of Merger Sub with and into Legacy Quantum-Si, with Legacy Quantum-Si surviving as the surviving company and a wholly owned subsidiary of HighCape (the “Merger” and collectively with the other transaction described in the Business Combination Agreement, the “Business Combination”). Effective as of the Closing, HighCape changed its name to Quantum-Si Incorporated and Legacy Quantum-Si changed its name to Q-SI Operations Inc. The prior period financial information represents the financial results and condition of Legacy Quantum-Si.

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

Although the Company has incurred recurring losses each year since its inception, the Company expects its cash and cash equivalents, and marketable securities will be able to fund its operations for at least the next twelve months.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. All intercompany transactions are eliminated. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP, on an annual reporting basis.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2022, or any other period.

There have been no material changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020.

COVID-19 Outbreak

The outbreak of the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization on March 11, 2020 and declared a National Emergency by the President of the United States on March 13, 2020, has led to adverse impacts on the United States and global economies and created uncertainty regarding potential impacts on the Company’s operating results, financial condition and cash flows. The COVID-19 pandemic had, and is expected to continue to have, an adverse impact on the Company’s operations, particularly as a result of preventive and precautionary measures that the Company, other businesses, and governments are taking. Governmental mandates related to COVID-19 or other infectious diseases, or public health crises, have impacted, and the Company expects them to continue to impact, its personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which would disrupt or delay the Company’s receipt of instruments, components and supplies from the third parties the Company relies on to, among other things, produce its products currently under development. The COVID-19 pandemic has also had an adverse effect on the Company’s ability to attract, recruit, interview and hire at the pace the Company would typically expect to support its rapidly expanding operations. To the extent that any governmental authority imposes additional regulatory requirements or changes existing laws, regulations, and policies that apply to the Company’s business and operations, such as additional workplace safety measures, the Company’s product development plans may be delayed, and the Company may incur further costs in bringing its business and operations into compliance with changing or new laws, regulations, and policies. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impacts.

The estimates of the impact on the Company’s business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or address its impact and the economic impact on local, regional, national and international markets as well as other changes in macroeconomic factors. The COVID-19 pandemic and related economic disruptions have not had a material adverse impact on the Company’s operations to date. While the Company is unable to predict the full impact that the COVID-19 pandemic will have on the Company’s future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic, the actions that may be taken by government authorities across the United States, adverse changes in macroeconomic conditions, if sustained or recurrent, could result in significant changes in costs going forward with material adverse effect on the Company’s operating results, financial condition, and cash flows.

The Company has not incurred any significant impairment losses in the carrying values of the Company’s assets as a result of the COVID-19 pandemic and is not aware of any specific related event or circumstance that would require the Company to revise its estimates reflected in its condensed consolidated financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and marketable securities. As of March 31, 2022 and December 31, 2021, substantially all of the Company’s cash and cash equivalents and marketable securities were invested in fixed income mutual funds at one financial institution. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced any significant losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents and marketable securities.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year’s presentation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions about future events that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates and assumptions. Significant estimates and assumptions included:

●	valuation allowances with respect to deferred tax assets;

●	valuation for acquisitions;

●	assumptions used for leases;

●	valuation of warrant liabilities; and

●	assumptions underlying the fair value used in the calculation of the stock-based compensation.

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

Investments in Marketable Securities

The Company’s investments in marketable securities consist of ownership interests in fixed income mutual funds. The securities are stated at fair value, as determined by quoted market prices. As the securities have readily determinable fair value, unrealized gains and losses are reported as Other expense, net on the condensed consolidated statements of operations and comprehensive loss. Subsequent gains or losses realized upon redemption or sale of these securities are also recorded as Other expense, net on the condensed consolidated statements of operations and comprehensive loss. The Company considers all of its investments in marketable securities as available for use in current operations and therefore classifies these securities within current assets on the condensed consolidated balance sheets. For the three months ended March 31, 2022, the Company recognized $11,511 of unrealized losses related to securities still held as of March 31, 2022 and $50 of realized losses related to securities that matured or were sold during the three months ended  March 31, 2022.

Leases

Effective December 31, 2021, the Company lost its emerging growth company status which accelerated the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The Company’s adoption of ASU 2016-02 was effective retrospectively to January 1, 2021, the beginning of the year.  In accordance with ASU 2016-02, for arrangements in existence as of January 1, 2021 and any new arrangements entered into thereafter, the Company determines if an arrangement is a lease at inception and records right-of-use (“ROU”) assets and lease liabilities on the condensed consolidated balance sheets at lease commencement.

The Company’s leases generally do not have a readily determinable implicit discount rate.  As such, the Company uses an incremental borrowing rate based on the information available at the lease commencement date to determine the present value of the lease payments. The Company’s incremental borrowing rate is the estimated rate that would be required to pay for a collateralized borrowing equal to the total lease payment over the lease term. The Company measures ROU assets based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred and (iii) tenant incentives under the lease. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term for operating leases. Finance leases will result in a front-loaded expense pattern. With respect to finance leases, amortization of the ROU asset is presented separately from interest expense related to the finance lease liability. In addition, the Company does not have significant residual value guarantees or restrictive covenants in the lease portfolio.

The Company expenses monthly rental payments as incurred in Selling, general and administrative and in Research and development in the condensed consolidated statements of operations and comprehensive loss. The Company’s lease agreements contain variable lease costs for common area maintenance, utilities, taxes and insurance, which are expensed as incurred.

As a result of its adoption of the new lease standard effective January 1, 2021, the Company has implemented new accounting policies and processes which changed the Company’s internal controls over financial reporting for lease accounting.

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

In order to test goodwill for impairment, an entity is permitted to first assess qualitative factors to determine whether a quantitative assessment of goodwill is necessary. The qualitative factors considered by the Company may include, but are not limited to, general economic conditions, the Company’s outlook, market performance of the Company’s industry and recent and forecasted financial performance. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. If a quantitative assessment is required, the Company determines the fair value of its reporting unit using a combination of the income and market approaches. If the net book value of the reporting unit exceeds its fair value, the Company recognizes a goodwill impairment charge for the reporting unit equal to the lesser of (i) the total goodwill allocated to that reporting unit and (ii) the amount by which that reporting unit’s carrying amount exceeds its fair value.  Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include projections of future cash flows and the current fair value of the asset. No impairments were recorded for the three months ended March 31, 2022.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment at least annually or when the Company determines a triggering event has occurred. When a triggering event has occurred, each impairment test is based on a comparison of the future expected undiscounted cash flow to the recorded value of the asset. If the recorded value of the asset is less than the undiscounted cash flow, the asset is written down to its estimated fair value. No impairments were recorded for the three months ended March 31, 2022 or 2021.

Warrant Liabilities

The Company’s outstanding warrants include publicly-traded warrants (the “Public Warrants”) which were issued as one-third of one redeemable warrant per unit issued during HighCape’s initial public offering on September 9, 2020, and warrants sold in a private placement (the “Private Warrants”) to HighCape’s sponsor, HighCape Capital Acquisition LLC (the “Sponsor”). The Company evaluated its warrants under Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public Warrants and Private Warrants meet the definition of a derivative under ASC 815-40, the Company recorded these warrants as long-term liabilities on the condensed consolidated balance sheet at fair value upon the Closing of the Business Combination, with subsequent changes in their respective fair values recognized in the condensed consolidated statements of operations and comprehensive loss at each reporting date.

Recently Issued Accounting Pronouncements

Accounting pronouncements issued but not yet adopted

No new accounting pronouncement issued or effective during the three months ended March 31, 2022 had, or is expected to have, a material impact on the Company’s condensed consolidated financial statements.

3. BUSINESS COMBINATION

As discussed in Note 1, “Organization and Description of Business,” on June 10, 2021, the Company consummated the Business Combination, with Legacy Quantum-Si surviving the Merger as a wholly owned subsidiary of the Company.

Pursuant to the Business Combination Agreement, at the effective time of the Merger (the “Effective Time”), each share of Legacy Quantum-Si capital stock (other than shares of Legacy Quantum-Si Series A preferred stock) that was issued and outstanding was automatically cancelled and extinguished and converted into the right to receive 0.7975 (the “Exchange Ratio”) shares of the Company’s Class A common stock, and each share of Legacy Quantum-Si Series A preferred stock that was issued and outstanding was automatically cancelled and extinguished and converted into the right to receive the number of shares of the Company’s Class B common stock equal to the Exchange Ratio.

The total number of shares of the Company’s Class A common stock outstanding immediately following the Closing was 116,463,160, and the total number of the Company’s Class B common stock outstanding immediately following the Closing was 19,937,500.

In connection with the Business Combination, certain institutional investors purchased from the Company an aggregate of 42,500,000 shares of the Company’s Class A common stock for a purchase price of $10.00 per share and an aggregate purchase price of $425,001 pursuant to separate subscription agreements entered into effective as of February 18, 2021.  In addition, pursuant to subscription agreements entered into effective as of February 18, 2021, certain affiliates of Foresite Capital Management, LLC purchased an aggregate of 696,250 shares of the Company’s Class A common stock at a purchase price of $0.001 per share for aggregate purchase price of $1 after a corresponding number of shares of the Company’s Class B common stock was irrevocably forfeited by the Sponsor to HighCape for no consideration and automatically cancelled.

The Business Combination is accounted for as a reverse recapitalization in accordance with U.S. GAAP primarily due to the fact that Legacy Quantum-Si stockholders continued to control the Company following the Closing of the Business Combination. Under this method of accounting, HighCape is treated as the “acquired” company for accounting purposes and the Business Combination is treated as the equivalent of Legacy Quantum-Si issuing stock for the net assets of HighCape, accompanied by a recapitalization. The net assets of HighCape are stated at historical cost, with no goodwill or other intangible assets recorded. Reported shares and earnings per share available to holders of the Company’s capital stock and equity awards prior to the Business Combination have been retroactively restated reflecting the Exchange Ratio.

Upon the Closing, the Company’s certificate of incorporation was amended and restated to, among other things, adopt a dual class structure, comprised of the Company’s Class A common stock, which is entitled to one vote per share, and the Company’s Class B common stock, which is entitled to 20 votes per share. The Company’s Class B common stock has the same economic terms as the Company’s Class A common stock, but is subject to a “sunset” provision if Jonathan M. Rothberg, Ph.D., the founder of Legacy Quantum-Si, Interim Chief Executive Officer and Executive Chairman of the Company (“Dr. Rothberg”), and other permitted holders of the Company’s Class B common stock collectively cease to beneficially own at least twenty percent (20%) of the number of shares of the Company’s Class B common stock (as such number of shares is equitably adjusted in respect of any reclassification, stock dividend, subdivision, combination or recapitalization of the Company’s Class B common stock) collectively held by Dr. Rothberg and permitted transferees of the Company’s Class B common stock as of the Effective Time.

4. ACQUISITION

Majelac Technologies LLC

Pursuant to the terms and conditions of an Asset Purchase Agreement by and among the Company, Majelac Technologies LLC (“Majelac”), and certain other parties, on November 5, 2021 (the “Closing Date”), the Company acquired certain assets and assumed certain liabilities of Majelac, a privately-owned company providing semiconductor chip assembly and packaging capabilities located in Pennsylvania, for $4,632 in cash including $132 in reimbursement for certain recently purchased equipment, and 535,715 shares of Class A common stock, valued at $4,232, issued to Majelac subject to certain restrictions. An additional 59,523 shares of Class A common stock valued at $471 will be issued to Majelac 12 months after the Closing Date less the number of shares of Class A common stock that may be required by the buyer indemnitees to satisfy any unresolved claims for indemnification, if any. The Company also assumed the legal fees of Majelac of $50. Additional purchase price consideration of $500 in cash will be paid six months after the Closing date less any amount that may be required by the buyer indemnitees to satisfy any unresolved claims for indemnification, if any. The Company may pay up to an additional $800 valued at $531 subject to certain future milestones being met. The acquisition brings semiconductor chip assembly and packaging capabilities in-house to secure the Company’s supply chain and support scaling commercialization efforts. Prior to the acquisition, Majelac was a vendor of the Company. On May 4, 2022, the Company paid Majelac $500 in cash for the additional purchase price consideration and $400 in cash since the first of two milestones was met.

The following table summarizes the preliminary purchase price allocation at the acquisition date as follows:

Purchase Price Allocation
Prepaid expenses and other current assets	$27
Property and equipment, net	906
Goodwill	9,483
Total	$10,416

The above estimated fair values of consideration transferred, assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. Thus, the preliminary measurements of fair value set forth above may be subject to change. The Company expects to finalize the valuation as soon as practicable but no later than one year from the acquisition date.

Goodwill represents the excess of the consideration transferred over the aggregate fair values of assets acquired and liabilities assumed. The goodwill recorded in connection with this acquisition was based on operating synergies and other benefits expected to result from the combined operations. The goodwill acquired is amortizable for tax purposes over a period of 15 years.

Acquisition-related costs recognized for the three months ended March 31, 2022 including transaction costs such as legal, accounting, valuation and other professional services, were $25 and are included in Selling, general and administrative on the condensed consolidated statements of operations and comprehensive loss.

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

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The Company utilizes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

●
Level 2 -  Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

●	Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying value of cash and cash equivalents, accounts payable and accrued expenses and other current liabilities approximates their fair values due to the short-term or on demand nature of these instruments. There were no transfers between fair value measurement levels during the three months ended March 31, 2022. The Company accounted for the warrants as liabilities in accordance with ASC 815-40 and are presented as Warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented as Change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss.

The Public Warrants and Private Warrants were carried at fair value as of March 31, 2022. The Public Warrants were valued using Level 1 inputs as they are traded in an active market. The Private Warrants were valued using a binomial lattice model, which results in a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Warrants was the expected volatility of the Company’s Class A common stock. The expected volatility was based on consideration of the implied volatility from the Company’s own public warrant pricing and on the historical volatility observed at guideline public companies. As of March 31, 2022, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 64.1%, (ii) risk-free interest rate of 2.42%, (iii) strike price of $11.50, (iv) fair value of common stock of $4.68, and (v) expected life of 4.4 years.

Fixed income mutual funds were valued using quoted market prices and accordingly were classified as Level 1.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
March 31, 2022:
Assets:
Fixed income mutual funds - Cash and cash equivalents	$29,117	$29,117	$-	$-
Marketable securities	399,810	399,810	-	-
Total assets at fair value on a recurring basis	$428,927	$428,927	$-	$-

Liabilities:
Public Warrants	$4,408	$4,408	$-	$-
Private Warrants	184	-	-	184
Total liabilities at fair value on a recurring basis	$4,592	$4,408	$-	$184

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
December 31, 2021:
Assets:
Fixed income mutual funds - Cash and cash equivalents	$33,965	$33,965	$-	$-
Marketable securities	435,519	435,519	-	-
Total assets at fair value on a recurring basis	$469,484	$469,484	$-	$-

Liabilities:
Public Warrants	$6,900	$6,900	$-	$-
Private Warrants	339	-	-	339
Total liabilities at fair value on a recurring basis	$7,239	$6,900	$-	$339

 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, are recorded at historical cost and consist of the following:

	March 31, 2022	December 31, 2021
Laboratory and production equipment	$9,209	$7,465
Computer equipment	907	637
Software	179	156
Furniture and fixtures	172	125
Leasehold improvements	970	790
Construction in process	4,041	3,610
Property and equipment, gross	15,478	12,783
Less: Accumulated depreciation	(4,327)	(3,875)
Property and equipment, net	$11,151	$8,908

Depreciation expense amounted to $452 and $213 for the three months ended March 31, 2022 and 2021, respectively.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2022	December 31, 2021
Employee compensation and benefits	$2,448	$2,680
Contracted services	4,395	2,606
Business acquisition costs and contingencies	1,351	1,331
Legal fees	568	636
Other	17	23
Total accrued expenses and other current liabilities	$8,779	$7,276

8. LEASES

The Company has commitments under lease arrangements for office and manufacturing space and office equipment. The Company’s leases have initial lease terms ranging from one year to 10 years. These leases include options to extend or renew the leases for an additional period of one to 10 years.

Operating leases are accounted for on the condensed consolidated balance sheets with ROU assets being recognized in “Operating lease right-of-use assets” and lease liabilities recognized in “Short-term operating lease liabilities” and “Operating lease liabilities”. Lease-related costs are included in Research and development and Selling, general and administrative in the condensed consolidated statements of operations and comprehensive loss.

Lease-related costs for the three months ended March 31, 2022  and 2021 are as follows:

	Three months ended March 31,
	2022	2021
Operating lease cost	$725	$-
Short-term lease cost	104	122
Variable lease cost	286	-
Total lease cost	$1,115	$122

Other information related to operating leases as of March 31, 2022 and December 31, 2021 is as follows:

	March 31,	December 31,
	2022	2021
Weighted-average remaining lease term (years)	8.0	5.9
Weighted-average discount rate	7.5%	7.0%

The following table provides certain cash flow and supplemental cash flow information related to the Company’s lease liabilities for the three months ended March 31, 2022  and 2021:

	Three months ended March 31,
	2022	2021
Operating cash paid to settle operating lease liabilities	$310	$-

Right-of-use assets obtained in exchange for lease liabilities	$8,490	$-

Future minimum lease payments under non-cancellable leases as of March 31, 2022 are as follows:

Operating Leases
Remainder of 2022	$2,018
2023	3,972
2024	4,074
2025	4,178
2026	4,254
Thereafter	16,547
Total undiscounted lease payments	$35,043
Less: Imputed interest	9,580
Less: Lease incentives (1)	9,104
Total lease liabilities	$16,359

(1)	Includes lease incentives that will be realized in 2022.

9. EQUITY INCENTIVE PLAN

The Company’s 2013 Employee, Director and Consultant Equity Incentive Plan, as amended on March 12, 2021 (the “2013 Plan”), was originally adopted by its Board of Directors and stockholders in September 2013. In connection with the Closing of the Business Combination, the Company adjusted the equity awards as described in Note 3 “Business Combination”. The adjustments to the awards did not result in incremental expense as the equitable adjustments were made pursuant to a preexisting nondiscretionary antidilution provision in the 2013 Plan, and the fair-value, vesting conditions, and classification are the same immediately before and after the modification. In connection with the Business Combination, HighCape’s stockholders approved and adopted the Quantum-Si Incorporated 2021 Equity Incentive Plan (the “2021 Plan”) and the Company no longer makes issuances under the 2013 Plan. The 2021 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2021 Plan.

Stock option activity

During the three months ended March 31, 2022, the Company granted 4,371,150 option awards subject to service conditions. The service condition requires the participant’s continued employment with the Company through the applicable vesting date. Stock-based compensation for stock options for the three months ended March 31, 2022 and 2021 was $1,494 and $457, respectively.

A summary of the stock option activity under the 2013 Plan and the 2021 Plan is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	7,726,972	$5.14	7.58	$24,511
Granted	4,371,150	3.89
Exercised	(403,020)	1.81
Forfeited	(329,897)	7.36
Outstanding at March 31, 2022	11,365,205	$4.60	8.35	$12,341
Options exercisable at March 31, 2022	4,064,440	3.13	6.25	$7,802
Vested and expected to vest at March 31, 2022	10,405,587	$4.52	8.24	$11,744

Restricted stock unit activity

During the three months ended March 31, 2022, the Company did not grant any restricted stock unit (“RSU”) awards. On February 8, 2022, John Stark, the Company’s then-Chief Executive Officer and member of its board of directors, stepped down from all of his positions with the Company.  As a result of Mr. Stark not meeting the service conditions of certain awards previously granted to him, 1,731,371 RSU awards were forfeited resulting in a reversal of stock-based compensation for the three months ended March 31, 2022 of $4,742. Stock-based compensation for RSU awards for the three months ended March 31, 2022 and 2021 was $(2,208) and $0, respectively.

A summary of the RSU activity under the 2013 Plan and the 2021 Plan is presented in the table below:

	Number of Shares Underlying RSUs	Weighted Average Grant- Date Fair Value
Outstanding non-vested RSUs at December 31, 2021	4,586,972	$8.00
Granted	-	-
Vested	(543,967)	7.91
Forfeited	(1,731,371)	7.15
Outstanding non-vested RSUs at March 31, 2022	2,311,634	$8.97

The Company’s stock-based compensation is allocated to the following operating expense categories as follows:

	Three months ended March 31,
	2022	2021
Research and development	$1,192	$340
Selling, general and administrative	(1,906)	117
Total stock-based compensation	$(714)	$457

10. NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all common share equivalents of the Company, including those presented in the table below, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all common share equivalents would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three months ended March 31,
	2022	2021
Numerator
Net loss	$(35,175)	$(11,779)
Numerator for basic and diluted EPS - loss attributable to common stockholders	$(35,175)	$(11,779)
Denominator
Common stock	138,619,929	5,528,551
Denominator for basic and diluted EPS - weighted-average common stock	138,619,929	5,528,551
Basic and diluted net loss per share	$(0.25)	$(2.13)

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

	Three months ended March 31,
	2022	2021
Outstanding options to purchase common stock	11,365,205	7,814,189
Outstanding restricted stock units	2,311,634	4,474,575
Outstanding warrants	3,968,319	-
Outstanding convertible preferred stock (Series A through E)	-	90,789,268
	17,645,158	103,078,032

11.	WARRANT LIABILITIES

Public Warrants

As of March 31, 2022, there were an aggregate of 3,833,319 outstanding Public Warrants, which entitle the holder to acquire Class A common stock. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment as discussed below, beginning on September 9, 2021. The warrants will expire on June 10, 2026 or earlier upon redemption or liquidation.

Redemptions

At any time while the warrants are exercisable, the Company may redeem not less than all of the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●
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

Private Warrants

As of March 31, 2022, there were 135,000 Private Warrants outstanding. The Private Warrants are identical to the Public Warrants, except that so long as they are held by the Sponsor or any of its permitted transferees, (i) the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or saleable until 30 days after the completion of the Business Combination, (ii) the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and (iii) the Private Warrants are not subject to the Company’s redemption option at the price of $0.01 per warrant. The Private Warrants are subject to the Company’s redemption option at the price of $0.01 per warrant, provided that the other conditions of such redemption are met, as described above. If the Private Warrants are held by a holder other than the Sponsor or any of its permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants.

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

The fair value of warrant liabilities was $4,592 as of March 31, 2022.  The Company recognized a gain of $2,647 as a Change in fair value of warrant liabilities in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2022. There were no exercises or redemptions of the Public Warrants or Private Warrants during the three months ended March 31, 2022.

12. INCOME TAXES

Income taxes for the three months ended March 31, 2022 and 2021 are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, if they occur. The Company’s estimated annual effective tax rate was 0.0% for the three months ended March 31, 2022 and 2021. The primary reconciling items between the federal statutory rate of 21.0% for these periods and the Company’s overall effective tax rate of 0.0% were related to the effects of deferred state income taxes, nondeductible stock-based compensation, changes in the fair value of warrant liabilities, research and development credits, and the valuation allowance recorded against the full amount of its net deferred tax assets.

A valuation allowance is required when it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of sufficient future taxable income during the period in which the Company’s related temporary differences become deductible. The Company has recorded a full valuation allowance against its net deferred tax assets as of March 31, 2022 and 2021 since management believes that based on the earnings history of the Company, it is more likely than not that the benefits of these assets will not be realized.

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

13. RELATED PARTY TRANSACTIONS

The Company utilizes and subleases office and laboratory space in a building owned by a related party. The Company paid $80 under month-to-month lease arrangements for this space for the three months ended March 31, 2022 and 2021.

The Company was a party to an Amended and Restated Technology Services Agreement (the “ARTSA”), most recently amended on November 11, 2020, by and among 4Catalyzer Corporation (“4C”), the Company and other participant companies controlled by the Rothberg family. The Company entered into a First Addendum to the ARTSA on February 17, 2021 pursuant to which the Company agreed to terminate its participation under the ARTSA no later than immediately prior to the Effective Time of the Business Combination, resulting in the termination of the Company’s participation under the ARTSA on June 10, 2021. In connection with the termination of the Company’s participation under the ARTSA, the Company terminated its lease agreement with 4C and negotiated an arm’s length lease agreement. Under the ARTSA, the Company and the other participant companies had agreed to share certain non-core technologies, which means any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant and subject to certain restrictions on use. The ARTSA also provided for 4C to perform certain services for the Company and each other participant company such as monthly administrative, management and technical consulting services to the Company which were pre-funded approximately once per quarter. The Company incurred expenses of $210 and $535, which included $50 and $38 under month-to-month sublease arrangements for office and laboratory spaces from 4C, during the three months ended March 31, 2022 and 2021, respectively. The amounts advanced and due to 4C at March 31, 2022 and December 31, 2021, related to operating expenses was $140, of which $72 is included in Accrued expenses and other current liabilities and $68 is included in Accounts payable, and $128, which is included in Accounts payable on the condensed consolidated balance sheets, respectively.

The ARTSA also provided for the participant companies to provide other services to each other. The Company also had transactions with other entities under common ownership, which included payments made to third parties on behalf of the Company. The amounts remaining payable at March 31, 2022 and December 31, 2021 were $0 and $17, respectively, and are included in the Accounts payable on the condensed consolidated balance sheets. In addition, the Company had transactions with these other entities under common ownership which included payments made by the Company to third parties on behalf of the other entities. The amounts remaining payable at March 31, 2022 and December 31, 2021 are in the aggregate $16 and $15, respectively, and are reflected in the Prepaid expenses and other current assets on the condensed consolidated balance sheets.

On September 20, 2021, the Company entered into a Binders Collaboration (the “Collaboration”) with Protein Evolution, Inc. (“PEI”) to develop technology and methods in the field of nanobodies and potentially other binders to produce novel biological reagents and related data. The Collaboration is made pursuant to and governed by the Technology and Services Exchange Agreement, effective as of June 10, 2021, by and among the Company and the participants named therein, including PEI. Dr. Rothberg serves as Chairman of the Board of Directors of PEI and the Rothberg family are controlling stockholders of PEI. There was no amount payable at December 31, 2021. The amount payable at March 31, 2022 was $1,135 and is reflected in Accrued expenses and other current liabilities on the condensed consolidated balance sheets. Effective March 31, 2022, the Collaboration with PEI was terminated. On May 5, 2022, the Company paid PEI $1,135 under the Collaboration.

Dr. Rothberg and the Company entered into an Executive Chairman Agreement as of June 10, 2021 (the “Executive Chairman Agreement”) in which Dr. Rothberg provides consulting services to the Company for $400 annually.  In addition to the Executive Chairman Agreement, Dr. Rothberg also receives fees as the Company’s Chairman of the Board of Directors and a member of the Nominating and Corporate Governance Committee. Quantum-Si paid $114 to Dr. Rothberg for the three months ended March 31, 2022 for the services that were provided to the Company.  Dr. Rothberg does not receive any additional compensation for serving as the Company’s Interim Chief Executive Officer.

14. COMMITMENTS AND CONTINGENCIES

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

Other commitments:

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the three months ended March 31, 2022 and 2021.

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

15.	SUBSEQUENT EVENTS

In April 2022, the Company entered into a lease for a facility in Branford, Connecticut for a term of approximately 7 years. Future minimum lease payments under this lease are $1,156.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2021 contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” or “Quantum-Si” are intended to mean the business and operations of Quantum-Si Incorporated and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three months ended March 31, 2022 and 2021, respectively, present the financial position and results of operations of Quantum-Si Incorporated and its consolidated subsidiaries.

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

In 2021, we introduced our Platinum early access program to sites with participation from leading academic centers and key industry partners. The early access program introduced the Platinum single molecule sequencing system to key opinion leaders across the globe, for both expansion and development of applications and workflows.  In the second half of 2022, we plan to have our initial launch of our Platinum instrument for research use only.

COVID-19 Outbreak

The outbreak of the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization on March 11, 2020 and declared a National Emergency by the President of the United States on March 13, 2020, has led to adverse impacts on the United States and global economies and created uncertainty regarding potential impacts on our operating results, financial condition and cash flows. The COVID-19 pandemic had, and is expected to continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking. Governmental mandates related to COVID-19 or other infectious diseases, or public health crises, have impacted, and we expect them to continue to impact, our personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which would disrupt or delay our receipt of instruments, components and supplies from the third parties we rely on to, among other things, produce our products currently under development. The COVID-19 pandemic has also had an adverse effect on our ability to attract, recruit, interview and hire at the pace we would typically expect to support our rapidly expanding operations. To the extent that any governmental authority imposes additional regulatory requirements or changes existing laws, regulations, and policies that apply to our business and operations, such as additional workplace safety measures, our product development plans may be delayed, and we may incur further costs in bringing our business and operations into compliance with changing or new laws, regulations, and policies. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impacts.

The estimates of the impact on our business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or address its impact and the economic impact on local, regional, national and international markets as well as other changes in macroeconomic factors. The COVID-19 pandemic and related economic disruptions have not had a material adverse impact on our operations to date. While we are unable to predict the full impact that the COVID-19 pandemic will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic, the actions that may be taken by government authorities across the United States, adverse changes in macroeconomic conditions, if sustained or recurrent, could result in significant changes in costs going forward with material adverse effect on our operating results, financial condition, and cash flows.

We have not incurred any significant impairment losses in the carrying values of our assets as a result of the COVID-19 pandemic and are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in our condensed consolidated financial statements.

Business Combination

On June 10, 2021, we consummated the previously announced Business Combination. The Business Combination was approved by HighCape’s stockholders at its special meeting held on June 9, 2021. The transaction resulted in the combined company being renamed “Quantum-Si Incorporated” and Legacy Quantum-Si being renamed “Q-SI Operations Inc.” The combined company’s Class A common stock and warrants to purchase Class A common stock commenced trading on Nasdaq on June 11, 2021 under the symbol “QSI” and “QSIAW”, respectively. As a result of the Business Combination, we received proceeds of approximately $511.2 million on the day of Closing. See Note 3 “Business Combination” in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding the business combination.

Recent Developments

Effective February 8, 2022, John Stark’s employment with us as our Chief Executive Officer and his service as a member of our board of directors ended. We have launched a search for Mr. Stark’s replacement and, pending such replacement, Jonathan M. Rothberg, Ph.D., the Executive Chairman of our board of directors, will serve as Interim Chief Executive Officer. We and Mr. Stark entered into a separation agreement (the “Separation Agreement”), dated as of February 11, 2022, that provided that Mr. Stark was entitled to: (i) severance pay equal to $500,000, or one year of his then current annual base salary, (ii) an annual bonus equal to $352,750 for the year ended December 31, 2021 and (iii) a special bonus equal to $250,000. The total amount paid to Mr. Stark regarding the Separation Agreement in the three months ended March 31, 2022 was $1,102,750. A copy of the Separation Agreement was filed as Exhibit 10.8 to our Annual Report on Form 10-K filed with the SEC on March 1, 2022.

Dr. Rothberg does not receive any additional compensation for serving as Interim Chief Executive Officer. Dr. Rothberg also continues to serve as Executive Chairman of our board of directors.

Effective as of May 6, 2022, our board of directors approved a title change for Michael P. McKenna, Ph.D., from President and Chief Operating Officer to Executive Vice President, Product Development and Operations. Effective as of May 9, 2022, Patrick Schneider joined us as our President and Chief Operating Officer.

Description of Certain Components of Financial Data

Research and development

Research and development expenses primarily consist of personnel costs and benefits, stock-based compensation, lab supplies, consulting and professional services, fabrication services, facilities costs, software, and other outsourced expenses. Research and development expenses are expensed as incurred. All of our research and development expenses are related to developing new products and services. We expect to continue to make substantial investments in research and development activities in the future as we continue to prepare for our anticipated commercialization.

Selling, general and administrative

Selling, general and administrative expenses primarily consist of personnel costs and benefits, stock-based compensation, patent and filing fees, consulting and professional services, legal and accounting services, facilities costs, depreciation expense, office expenses, product advertising and marketing. We expect our selling, general and administrative expenses to increase in the foreseeable future as we near our anticipated commercial launch date, which is expected in the second half of 2022.

Dividend income

Dividend income primarily consists of dividends earned on fixed income mutual funds in marketable securities.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities primarily consists of the change in the fair value of our publicly traded warrants (the “Public Warrants”) and our warrants sold in a private placement (the “Private Warrants”).

Other expense, net

Other expense, net primarily consists of unrealized losses on fixed income mutual funds in marketable securities.

Provision for income taxes

We utilize the asset and liability method of accounting for income taxes where deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized. We recorded a full valuation allowance as of March 31, 2022 and 2021. Based on the available evidence, we believe that it is more likely than not that we will be unable to utilize all of our deferred tax assets in the future.

Results of Operations

The following is a discussion of our results of operations for the three months ended March 31, 2022 and 2021 and our accounting policies are described in Note 2 “Summary of Significant Accounting Policies” in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended March 31,
(in thousands, except for % changes)	2022	2021	% Change
Operating expenses:
Research and development	$18,771	$7,972	135.5%
Selling, general and administrative	8,369	3,807	119.8%
Total operating expenses	27,140	11,779	130.4%
Loss from operations	(27,140)	(11,779)	130.4%
Dividend income	855	-	nm
Change in fair value of warrant liabilities	2,647	-	nm
Other expense, net	(11,537)	-	nm
Loss before provision for income taxes	(35,175)	(11,779)	198.6%
Provision for income taxes	-	-	nm
Net loss and comprehensive loss	$(35,175)	$(11,779)	198.6%

Comparison of the Three Months Ended March 31, 2022 and 2021

Research and development

	Three months ended March 31,		Change
(in thousands, except for % changes)	2022	2021	Amount	%
Research and development	$18,771	$7,972	$10,799	135.5%

Research and development expenses increased by $10.8 million, or 135.5%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily due to an increase of $5.0 million in personnel costs as a result of increased headcount, including $0.9 million of stock-based compensation.  In addition, the increase is due to collaboration fees with Protein Evolution, Inc. of $1.1 million, and $4.7 million of other expenses primarily related to internal and external product development activities.

Selling, general and administrative

	Three months ended March 31,		Change
(in thousands, except for % changes)	2022	2021	Amount	%
Selling, general and administrative	$8,369	$3,807	$4,562	119.8%

Selling, general and administrative expenses increased by $4.6 million, or 119.8%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily due to a net increase of $0.9 million in personnel costs as a result of increased headcount associated with investments to scale up our administrative and executive functions, partially offset by a change in stock-based compensation of $2.0 million.  The change in stock-based compensation of $2.0 million resulted from $2.7 million of stock-based compensation, offset by a reversal of $4.7 million as a result of restricted stock unit awards that were forfeited by our former Chief Executive Officer upon his separation from the Company. In addition to personnel costs, the increase was primarily due to an increase of $1.1 million in consulting, legal and patent fees, and an increase of $2.6 million of other selling, general and administrative expenses primarily due to being a publicly traded company.

Dividend income

	Three months ended March 31,		Change
(in thousands, except for % changes)	2022	2021	Amount	%
Dividend income	$855	$-	$855	nm

Dividend income increased by $0.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 as a result of higher invested cash balances in marketable securities.

Change in fair value of warrant liabilities

	Three months ended March 31,		Change
(in thousands, except for % changes)	2022	2021	Amount	%
Change in fair value of warrant liabilities	$2,647	$-	$2,647	nm

The fair value of warrant liabilities decreased, which resulted in a gain of $2.6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The warrant liabilities were recorded as part of the Business Combination and therefore did not exist in the prior year.

Other expense, net

	Three months ended March 31,		Change
(in thousands, except for % changes)	2022	2021	Amount	%
Other expense, net	$(11,537)	$-	$(11,537)	nm

Other expense, net increased by $11.5 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily as a result of unrealized losses on cash invested in fixed income mutual funds.

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

Adjusted EBITDA

We calculate Adjusted EBITDA as net loss adjusted to exclude dividend income, change in fair value of warrant liabilities, other expense, net, stock-based compensation and depreciation.

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

	Three months ended March 31,
(in thousands)	2022	2021
Net loss	$(35,175)	$(11,779)
Dividend income	(855)	-
Change in fair value of warrant liabilities	(2,647)	-
Other expense, net	11,537	-
Stock-based compensation	(714)	457
Depreciation	452	213
Adjusted EBITDA	$(27,402)	$(11,109)

Liquidity and Capital Resources

Since our inception, we have generated no revenue and have funded our operations primarily with proceeds from the issuance of equity to private investors. In addition, on June 10, 2021, we completed the Business Combination, and as a result we received proceeds of approximately $511.2 million on the day of the Closing. Our primary uses of liquidity have been operating expenses, capital expenditures and our acquisition of certain assets of Majelac Technologies LLC. Cash flow from operations have been historically negative as we continue to invest in the development of our technology in next generation protein sequencing. We expect to incur negative operating cash flows on an annual basis for the foreseeable future until such time that we can successfully commercialize our products that are currently under development. However, we can provide no assurance that such products will be successfully developed and commercialized in the future.

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

As of March 31, 2022, we had cash and cash equivalents and investments in marketable securities totaling $434.8 million. Our future capital requirements may vary from those currently planned and will depend on various factors including the timing of product commercialization.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2022	2021
Net cash (used in) provided by:
Net cash used in operating activities	$(23,229)	$(10,736)
Net cash provided by (used in) investing activities	21,698	(500)
Net cash provided by financing activities	730	980
Net decrease in cash and cash equivalents	$(801)	$(10,256)

Net cash used in operating activities

The net cash used in operating activities represents the cash receipts and disbursements related to our activities other than investing and financing activities. We expect that the cash provided by financing activities in 2021 will continue to be our primary source of funds to support operating needs and capital expenditures for the foreseeable future.

The net cash used in operating activities of $23.2 million for the three months ended March 31, 2022 was due primarily to a net loss of $35.2 million and a change in fair value of warrant liabilities of $2.6 million, partially offset by unrealized losses of marketable securities of $11.5 million and net cash inflows from changes in operating assets and liabilities of $3.3 million.

The net cash used in operating activities of $10.7 million for the three months ended March 31, 2021 was due primarily to a net loss of $11.8 million, partially offset by net cash inflows from changes in operating assets and liabilities of $0.4 million and adjustments for depreciation of $0.2 million and stock-based compensation of $0.5 million.

Net cash provided by (used in) investing activities

The net cash provided by investing activities of $21.7 million in the three months ended March 31, 2022 was due to sales of marketable securities of $25.0 million, offset by purchases of property and equipment of $2.5 million and marketable securities of $0.8 million.

The net cash used in investing activities of $0.5 million in the three months ended March 31, 2021 was due to purchases of property and equipment.

Net cash provided by financing activities

The net cash provided by financing activities of $0.7 million in the three months ended March 31, 2022 was from $0.7 million from proceeds from exercise of stock options and vesting of restricted stock units.

The net cash provided by financing activities of $1.0 million in the three months ended March 31, 2021 was primarily from proceeds from exercise of stock options of $1.0 million.

Contractual Obligations

We lease certain facilities and equipment under non-cancellable lease agreements that expire at various dates through 2032. As of March 31, 2022, the future payments, before adjustments for tenant incentives, under leases was $35.0 million, which includes a lease we entered into in December 2021 for a facility in New Haven, Connecticut, which commenced in January 2022.

In April 2022, we entered into a lease for a facility in Branford, Connecticut for a term of approximately 7 years.  Future minimum lease payments under this lease are $1.2 million.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 “Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements” in our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Emerging Growth Company

Based on the market value of our common stock held by non-affiliates as of June 30, 2021, we became a large-accelerated filer and thus ceased to be an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) on December 31, 2021. At that time, we were required to adopt new or revised accounting standards as required by public companies, including those standards which we had previously deferred pursuant to the JOBS Act. Additionally, we will no longer be able to take advantage of the reduced regulatory and reporting requirements of emerging growth companies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of interest rate fluctuations.

Interest rate risk

Our cash and cash equivalents, and marketable securities are comprised primarily of cash and investments in fixed income mutual funds. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not expect cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Interim Chief Executive Officer and Chief Financial Officer concluded that, due to (i) the  restatement of our financial statements to reclassify our warrants as described below and in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 10, 2021 and (ii) the other material weaknesses described below, our disclosure controls and procedures were not effective as of March 31, 2022.

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

In connection with Legacy Quantum-Si’s financial statement close process for the years ended December 31, 2020 and 2019, we identified a material weakness in the design and operating effectiveness of our internal control over financial reporting. Legacy Quantum-Si outsourced its accounting and financial reporting to a third-party service provider, and therefore as of and for the years ended December 31, 2020 and 2019, did not have its own finance function or finance or accounting professionals that had the requisite experience or were in a position to appropriately perform the supervision and review of the information received from that third-party service provider. As a result, during the three months ended September 30, 2021, we identified a presentation error of the basic and diluted net loss per share calculation, including the weighted-average common stock for the three and six months ended June 30, 2021, which was prepared by a third-party service provider. This presentation error was due to the material weakness related to our ability to appropriately perform the supervision and review of the information received from the third-party service provider as discussed above.

Notwithstanding these material weaknesses, management has concluded that our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented therein.

Plan for Remediation of the Material Weakness in Internal Control over Financial Reporting

In response to these material weaknesses, our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of these material weaknesses in internal control over financial reporting. Our management developed and started to execute a remediation plan, which included the hiring of accounting and finance resources of Quantum-Si including the Chief Financial Officer and Vice President, Controller with technical public company accounting and financial reporting experience, as well as other team members. We also have access to accounting training, literature, research materials and increased communication among our personnel and outsourced third-party professionals with whom we may consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that we are achieving our objectives. There is no assurance that these initiatives will ultimately have the intended effects. The material weaknesses will not be considered remediated until our management designs and implements effective controls that operate for a sufficient period of time and our management has concluded through testing that these controls are effective.

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

Our business, results of operations and financial condition are subject to various risks and uncertainties including the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022, and there have been no material changes to the risk factors described therein or in any of our subsequently filed reports.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2022.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1+	Separation Agreement, dated as of February 11, 2022, by and between Quantum-Si Incorporated and John Stark		Form 8-K (Exhibit 10.1)	2/14/2022	001-39486

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

QUANTUM-SI INCORPORATED

Date: May 9, 2022	By:	/s/ Jonathan M. Rothberg, Ph.D.
Jonathan M. Rothberg, Ph.D.
Interim Chief Executive Officer

Date: May 9, 2022	By:	/s/ Claudia Drayton
Claudia Drayton
Chief Financial Officer