Form 10-Q
period 2022-06-30
Quantum-Si Inc
filed 2022-08-08
CIK 1816431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 3, 2022, the registrant had 119,433,101 shares of Class A common stock outstanding and 19,937,500 shares of Class B common stock outstanding.

QUANTUM-SI INCORPORATED
FORM 10-Q
For the quarterly period ended June 30, 2022

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$81,272	$35,785
Marketable securities	319,398	435,519
Prepaid expenses and other current assets	4,436	5,868
Total current assets	405,106	477,172
Property and equipment, net	12,562	8,908
Goodwill	9,483	9,483
Other assets	690	690
Operating lease right-of-use assets	15,411	6,973
Total assets	$443,252	$503,226
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,370	$3,393
Accrued expenses and other current liabilities	7,912	7,276
Short-term operating lease liabilities	1,150	859
Total current liabilities	11,432	11,528
Long-term liabilities:
Warrant liabilities	2,255	7,239
Other long-term liabilities	-	206
Operating lease liabilities	16,070	7,219
Total liabilities	29,757	26,192
Commitments and contingencies (Note 14)
Stockholders’ equity
Class A Common stock, $0.0001 par value; 600,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 119,244,128 and 118,025,410 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	12	12
Class B Common stock, $0.0001 par value; 27,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 19,937,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021	2	2
Additional paid-in capital	748,302	744,252
Accumulated deficit	(334,821)	(267,232)
Total stockholders’ equity	413,495	477,034
Total liabilities and stockholders’ equity	$443,252	$503,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (in thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$18,459	$13,114	$37,230	$21,086
Selling, general and administrative	11,741	19,050	20,110	22,857
Total operating expenses	30,200	32,164	57,340	43,943
Loss from operations	(30,200)	(32,164)	(57,340)	(43,943)
Interest expense	-	(5)	-	(5)
Dividend income	1,052	2	1,907	2
Change in fair value of warrant liabilities	2,337	(3,533)	4,984	(3,533)
Other (expense) income, net	(5,603)	3	(17,140)	3
Loss before provision for income taxes	(32,414)	(35,697)	(67,589)	(47,476)
Provision for income taxes	-	-	-	-
Net loss and comprehensive loss	$(32,414)	$(35,697)	$(67,589)	$(47,476)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.23)	$(0.97)	$(0.49)	$(2.23)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	139,000,261	36,890,502	138,811,146	21,296,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
 (in thousands, except share amounts)
(Unaudited)

	Convertible preferred stock		Class A common stock		Class B common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance - December 31, 2020	90,789,268	$195,814	5,378,287	$1	-	$-	$12,517	$(172,243)	$(159,725)
Net loss	-	-	-	-	-	-	-	(11,779)	(11,779)
Issuance of Series E convertible preferred stock, net of issuance costs	-	(4)	-	-	-	-	-	-	-
Common stock issued upon exercise of stock options and vesting of restricted stock units	-	-	581,237	-	-	-	999	-	999
Stock-based compensation	-	-	-	-	-	-	457	-	457
Balance - March 31, 2021	90,789,268	$195,810	5,959,524	$1	-	$-	$13,973	$(184,022)	$(170,048)
Net loss	-	-	-	-	-	-	-	(35,697)	(35,697)
Common stock issued upon exercise of stock options and vesting of restricted stock units	-	-	1,327,823	-	-	-	2,712	-	2,712
Conversion of the convertible preferred stock into Class A and Class B common stock	(90,789,268)	(195,810)	52,466,941	5	19,937,500	2	195,803	-	195,810
Net equity infusion from the Business Combination	-	-	56,708,872	6	-	-	501,166	-	501,172
Stock-based compensation	-	-	-	-	-	-	9,987	-	9,987
Balance - June 30, 2021	-	$-	116,463,160	$12	19,937,500	$2	$723,641	$(219,719)	$503,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(Unaudited)

	Class A common stock		Class B common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance - December 31, 2021	118,025,410	$12	19,937,500	$2	$744,252	$(267,232)	$477,034
Net loss	-	-	-	-	-	(35,175)	(35,175)
Common stock issued upon exercise of stock options and vesting of restricted stock units	946,987	-	-	-	730	-	730
Stock-based compensation	-	-	-	-	(714)	-	(714)
Balance - March 31, 2022	118,972,397	$12	19,937,500	$2	$744,268	$(302,407)	$441,875
Net loss	-	-	-	-	-	(32,414)	(32,414)
Common stock issued upon exercise of stock options and vesting of restricted stock units	271,731	-	-	-	264	-	264
Stock-based compensation	-	-	-	-	3,770	-	3,770
Balance - June 30, 2022	119,244,128	$12	19,937,500	$2	$748,302	$(334,821)	$413,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(67,589)	$(47,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,060	448
Unrealized losses of marketable securities	16,144	-
Loss on disposal of fixed assets	9	-
Change in fair value of warrant liabilities	(4,984)	3,533
Change in fair value of contingent consideration	107	-
Stock-based compensation	3,056	10,444
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,432	(1,209)
Other assets - related party	-	738
Operating lease right-of-use assets	(8,438)	-
Accounts payable	77	1,699
Accrued expenses and other current liabilities	810	1,948
Short-term operating lease liabilities	291	-
Operating lease liabilities	8,851	-
Net cash used in operating activities	$(49,174)	$(29,875)
Cash flows from investing activities:
Purchases of property and equipment	(5,462)	(1,229)
Purchases of marketable securities	(101)	-
Sales of marketable securities	100,078	-
Net cash provided by (used in) investing activities	$94,515	$(1,229)
Cash flows from financing activities:
Proceeds from exercise of stock options	994	3,711
Net proceeds from equity infusion from the Business Combination	-	514,187
Payment of notes payable	-	(1,749)
Payment of contingent consideration - business acquisition	(348)	-
Payment of deferred consideration - business acquisition	(500)	-
Stock issuance costs for Series E convertible preferred stock	-	(4)
Principal payments under finance lease obligations	-	(15)
Net cash provided by financing activities	$146	$516,130
Net increase in cash and cash equivalents	45,487	485,026
Cash and cash equivalents at beginning of period	35,785	36,910
Cash and cash equivalents at end of period	$81,272	$521,936
Supplemental disclosure of cash flow information:
Cash received from exchange of research and development tax credits	$-	$377
Supplemental disclosure of noncash information:
Noncash acquisition of property and equipment	$646	$108
Forgiveness of related party promissory notes	$-	$150
Noncash equity related transaction costs from the Business Combination	$-	$1,397
Noncash equity related warrants from the Business Combination	$-	$11,618
Conversion of the convertible preferred stock into Class A and Class B common stock	$-	$195,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2022 AND DECEMBER 31, 2021
AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021
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

Pursuant to the terms of the Business Combination Agreement, a business combination between HighCape was effected through the merger of Merger Sub with and into Legacy Quantum-Si, with Legacy Quantum-Si surviving as the surviving company and a wholly owned subsidiary of HighCape (the “Merger” and collectively with the other transaction described in the Business Combination Agreement, the “Business Combination”). Effective as of the Closing, HighCape changed its name to Quantum-Si Incorporated and Legacy Quantum-Si changed its name to Q-SI Operations Inc. The financial information prior to the Business Combination represents the financial results and condition of Legacy Quantum-Si.

The Company is an innovative life sciences company with the mission of transforming single-molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell. The Company has developed a proprietary universal single-molecule detection platform that the Company is first applying to proteomics to enable Next-Generation Protein Sequencing (“NGPS”), the ability to sequence proteins in a massively parallel fashion (rather than sequentially, one at a time), and can be used for the study of nucleic acids. The Company’s platform is comprised of the CarbonTM automated sample preparation instrument, the PlatinumTM NGPS instrument, the Quantum-Si CloudTM software service, and reagent kits and chips for use with its instruments.

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2022, or any other period.

There have been no material changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020.

COVID-19 Outbreak

The outbreak of the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization on March 11, 2020 and declared a National Emergency by the President of the United States on March 13, 2020, has led to adverse impacts on the United States and global economies and created uncertainty regarding potential impacts on the Company’s operating results, financial condition and cash flows. The COVID-19 pandemic had, and is expected to continue to have, an adverse impact on the Company’s operations, particularly as a result of preventive and precautionary measures that the Company, other businesses, and governments are taking. Governmental mandates related to COVID-19 or other infectious diseases, or public health crises, have impacted, and the Company expects them to continue to impact, its personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which would disrupt or delay the Company’s receipt of instruments, components and supplies from the third parties the Company relies on to, among other things, produce its products currently under development. The COVID-19 pandemic has also had an adverse effect on the Company’s ability to attract, recruit, interview and hire at the pace the Company would typically expect to support its rapidly expanding operations. To the extent that any governmental authority imposes additional regulatory requirements or changes existing laws, regulations, and policies that apply to the Company’s business and operations, such as additional workplace safety measures, the Company’s product development plans may be delayed, and the Company may incur further costs in bringing its business and operations into compliance with changing or new laws, regulations, and policies. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impacts, including inflation on product and service costs.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and marketable securities. As of June 30, 2022 and December 31, 2021, substantially all of the Company’s cash and cash equivalents and marketable securities were invested in fixed income mutual funds at one financial institution. The Company also maintains balances in various operating accounts above federally insured limits. After considering dividend income, the Company has not recognized any significant realized losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents and marketable securities.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year’s presentation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions about future events that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates and assumptions. Significant estimates and assumptions include:

●	valuation allowances with respect to deferred tax assets;

●	valuation for acquisitions;

●	valuation of goodwill;

●	assumptions used for leases;

●	valuation of warrant liabilities; and

●	assumptions underlying the fair value used in the calculation of the stock-based compensation.

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

Investments in Marketable Securities

The Company’s investments in marketable securities consist of ownership interests in fixed income mutual funds. The securities are stated at fair value, as determined by quoted market prices. As the securities have readily determinable fair value, unrealized gains and losses are reported as Other (expense) income, net on the condensed consolidated statements of operations and comprehensive loss. Subsequent gains or losses realized upon redemption or sale of these securities are also recorded as Other (expense) income, net on the condensed consolidated statements of operations and comprehensive loss. The Company considers all of its investments in marketable securities as available for use in current operations and therefore classifies these securities within current assets on the condensed consolidated balance sheets. For the three and six months ended June 30, 2022, the Company recognized $4,633 and $16,144, respectively, of unrealized losses related to securities held as of June 30, 2022 and $1,001 and $1,051, respectively, of realized losses related to securities that matured or were sold during the three and six months ended  June 30, 2022.  For the three and six months ended June 30, 2022, the Company recognized $1,052 and $1,907, respectively, in dividend income from marketable securities.

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

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. Beginning in 2022, the Company will review goodwill for possible impairment annually during the fourth quarter as of October 1, or whenever events or circumstances indicate that the carrying amount may not be recoverable. During the second quarter of 2022, the Company identified a sustained decrease in its share price which was considered an impairment indicator.  As a result, the Company reviewed qualitative and quantitative factors noting no impairments for the three and six months ended June 30, 2022.

In order to test goodwill for impairment, an entity is permitted to first assess qualitative factors to determine whether a quantitative assessment of goodwill is necessary. The qualitative factors considered by the Company may include, but are not limited to, general economic conditions, the Company’s outlook, market performance of the Company’s industry and recent and forecasted financial performance. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. If a quantitative assessment is required, the Company determines the fair value of its reporting unit using a combination of the income and market approaches. If the net book value of the reporting unit exceeds its fair value, the Company recognizes a goodwill impairment charge for the reporting unit equal to the lesser of (i) the total goodwill allocated to that reporting unit and (ii) the amount by which that reporting unit’s carrying amount exceeds its fair value.  Assumptions and estimates used in the evaluation of impairment which primarily include, but are not limited to, discount rates, terminal growth rates, marketable comparables, and capital expenditure and cash flow forecasts, may affect the fair value of goodwill, which could result in impairment charges in future periods.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment at least annually or when the Company determines a triggering event has occurred. When a triggering event has occurred, each impairment test is based on a comparison of the future expected undiscounted cash flow to the recorded value of the asset. If the recorded value of the asset is less than the undiscounted cash flow, the asset is written down to its estimated fair value. No impairments were recorded for the three and six months ended June 30, 2022 or 2021.

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

Recently Issued Accounting Pronouncements

Accounting pronouncements issued but not yet adopted

No new accounting pronouncement issued or effective during the three and six months ended June 30, 2022 had, or is expected to have, a material impact on the Company’s condensed consolidated financial statements.

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

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP primarily due to the fact that Legacy Quantum-Si stockholders continued to control the Company following the Closing of the Business Combination. Under this method of accounting, HighCape was treated as the “acquired” company for accounting purposes and the Business Combination was treated as the equivalent of Legacy Quantum-Si issuing stock for the net assets of HighCape, accompanied by a recapitalization. The net assets of HighCape were stated at historical cost, with no goodwill or other intangible assets recorded. Reported shares and earnings per share available to holders of the Company’s capital stock and equity awards prior to the Business Combination were retroactively restated reflecting the Exchange Ratio.

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

4. ACQUISITION

Majelac Technologies LLC

Pursuant to the terms and conditions of an Asset Purchase Agreement by and among the Company, Majelac Technologies LLC (“Majelac”), and certain other parties, on November 5, 2021 (the “Closing Date”), the Company acquired certain assets and assumed certain liabilities of Majelac, a privately-owned company providing semiconductor chip assembly and packaging capabilities located in Pennsylvania, for $4,632 in cash including $132 in reimbursement for certain recently purchased equipment, and 535,715 shares of Class A common stock, valued at $4,232, issued to Majelac subject to certain restrictions. An additional 59,523 shares of Class A common stock valued at $471 will be issued to Majelac 12 months after the Closing Date less the number of shares of Class A common stock that may be required by the buyer indemnitees to satisfy any unresolved claims for indemnification, if any. The Company also assumed the legal fees of Majelac of $50. Additional purchase price consideration of $500 in cash was to be paid six months after the Closing date less any amount that could be required by the buyer indemnitees to satisfy any unresolved claims for indemnification, if any. The Company agreed to pay additional milestone-based consideration of up to $800, which was fair valued at $531. On May 4, 2022, the Company paid Majelac $900 in cash, which consisted of $500 for the additional purchase price consideration and $400 (fair value of $348 at the Closing Date) for the first of two milestones that was met.

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

Acquisition-related costs recognized for the three and six months ended June 30, 2022 including transaction costs such as legal, accounting, valuation and other professional services, were $1 and $26, respectively, and are included in Selling, general and administrative on the condensed consolidated statements of operations and comprehensive loss.

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

The carrying value of cash and cash equivalents, accounts payable and accrued expenses and other current liabilities approximates their fair values due to the short-term or on demand nature of these instruments. There were no transfers between fair value measurement levels during the three and six months ended June 30, 2022. The Company accounted for the warrants as liabilities in accordance with ASC 815-40 and are presented as Warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented as Change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss.

The Public Warrants and Private Warrants were carried at fair value as of June 30, 2022. The Public Warrants were valued using Level 1 inputs as they are traded in an active market. The Private Warrants were valued using a binomial lattice model, which results in a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Warrants was the expected volatility of the Company’s Class A common stock. The expected volatility was based on consideration of the implied volatility from the Company’s own public warrant pricing and on the historical volatility observed at guideline public companies. As of June 30, 2022, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 84.6%, (ii) risk-free interest rate of 2.98%, (iii) strike price of $11.50, (iv) fair value of common stock of $2.32, and (v) expected life of 3.9 years.

Fixed income mutual funds were valued using quoted market prices and accordingly were classified as Level 1.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
June 30, 2022:
Assets:
Fixed income mutual funds - Cash and cash equivalents	$73,713	$73,713	$-	$-
Marketable securities	319,398	319,398	-	-
Total assets at fair value on a recurring basis	$393,111	$393,111	$-	$-

Liabilities:
Public Warrants	$2,162	$2,162	$-	$-
Private Warrants	93	-	-	93
Total liabilities at fair value on a recurring basis	$2,255	$2,162	$-	$93

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
December 31, 2021:
Assets:
Fixed income mutual funds - Cash and cash equivalents	$33,965	$33,965	$-	$-
Marketable securities	435,519	435,519	-	-
Total assets at fair value on a recurring basis	$469,484	$469,484	$-	$-

Liabilities:
Public Warrants	$6,900	$6,900	$-	$-
Private Warrants	339	-	-	339
Total liabilities at fair value on a recurring basis	$7,239	$6,900	$-	$339

 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, are recorded at historical cost and consist of the following:

	June 30, 2022	December 31, 2021
Laboratory and production equipment	$11,062	$7,465
Computer equipment	1,050	637
Software	179	156
Furniture and fixtures	172	125
Leasehold improvements	1,163	790
Construction in process	3,869	3,610
Property and equipment, gross	17,495	12,783
Less: Accumulated depreciation	(4,933)	(3,875)
Property and equipment, net	$12,562	$8,908

Depreciation expense amounted to $608 and $235 for the three months ended June 30, 2022 and 2021, respectively, and $1,060 and $448 for the six months ended June 30, 2022 and 2021, respectively.  The Company had disposals of $9 relating to property and equipment of $11 with accumulated depreciation of $2 for the six months ended June 30, 2022.  There were no disposals for the six months ended June 30, 2021.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2022	December 31, 2021
Employee compensation and benefits	$3,124	$2,680
Contracted services	3,617	2,606
Business acquisition costs and contingencies	745	1,331
Legal fees	422	636
Other	4	23
Total accrued expenses and other current liabilities	$7,912	$7,276

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

Lease-related costs for the three and six months ended June 30, 2022  and 2021 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating lease cost	$812	$-	$1,533	$-
Short-term lease cost	108	127	212	249
Variable lease cost	315	-	601	-
Total lease cost	$1,235	$127	$2,346	$249

Other information related to operating leases as of June 30, 2022 and December 31, 2021 is as follows:

	June 30,	December 31,
	2022	2021
Weighted-average remaining lease term (years)	7.8	5.9
Weighted-average discount rate	7.6%	7.0%

The following table provides certain cash flow and supplemental cash flow information related to the Company’s lease liabilities for the six months ended June 30, 2022  and 2021:

	Six months ended June 30,
	2022	2021
Operating cash paid to settle operating lease liabilities	$621	$-

Right-of-use assets obtained in exchange for lease liabilities	$9,338	$-

Future minimum lease payments under non-cancellable leases as of June 30, 2022 are as follows:

Operating Leases
Remainder of 2022	$1,760
2023	4,132
2024	4,238
2025	4,347
2026	4,427
Thereafter	16,968
Total undiscounted lease payments	$35,872
Less: Imputed interest	9,548
Less: Lease incentives (1)	9,104
Total lease liabilities	$17,220

(1)	Includes lease incentives that will be realized in 2022.

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

Stock option activity

During the six months ended June 30, 2022, the Company granted 6,815,430 stock option awards to participants with vesting subject to the participant’s continued employment with the Company through the applicable vesting date. During the three and six months ended June 30, 2022, the Company granted 2,000,000 stock options to the President and Chief Operating Officer of the Company subject to service and/or market conditions.  The service condition requires the participant’s continued employment with the Company through the applicable vesting date.  The market condition requires that the Company’s Class A common stock trades above a specified level for a defined period of time.  Stock-based compensation related to stock options for the three months ended June 30, 2022 and 2021 was $1,807 and $2,594, respectively.  Stock-based compensation related to stock options for the six months ended June 30, 2022 and 2021 was $3,301 and $3,051, respectively.

A summary of the stock option activity under the 2013 Plan and the 2021 Plan is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	7,726,972	$5.14	7.58	$24,511
Granted	6,815,430	3.72
Exercised	(518,478)	1.92
Forfeited	(1,142,510)	5.50
Outstanding at June 30, 2022	12,881,414	$4.42	8.39	$530
Options exercisable at June 30, 2022	4,470,501	3.44	6.35	$473
Vested and expected to vest at June 30, 2022	11,775,878	$4.38	8.29	$523

Restricted stock unit activity

During the six months ended June 30, 2022, the Company granted 66,666 restricted stock unit (“RSU”) awards. On February 8, 2022, John Stark, the Company’s then-Chief Executive Officer and member of its board of directors, stepped down from all of his positions with the Company.  As a result of Mr. Stark not meeting the service conditions of certain awards previously granted to him, 1,731,371 RSU awards were forfeited resulting in a reversal of stock-based compensation for the six months ended June 30, 2022 of $4,742. Stock-based compensation related to RSU awards for the three months ended June 30, 2022 and 2021 was $1,963 and $7,393, respectively.  Stock-based compensation related to RSU awards for the six months ended June 30, 2022 and 2021 was $(245) and $7,393, respectively.

A summary of the RSU activity under the 2013 Plan and the 2021 Plan is presented in the table below:

	Number of Shares Underlying RSUs	Weighted Average Grant- Date Fair Value
Outstanding non-vested RSUs at December 31, 2021	4,586,972	$8.00
Granted	66,666	3.00
Vested	(700,240)	8.20
Forfeited	(1,816,102)	7.23
Outstanding non-vested RSUs at June 30, 2022	2,137,296	$8.43

The Company’s stock-based compensation is allocated to the following operating expense categories as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Research and development	$1,154	$2,483	$2,346	$2,823
Selling, general and administrative	2,616	7,504	710	7,621
Total stock-based compensation	$3,770	$9,987	$3,056	$10,444

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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator
Net loss	$(32,414)	$(35,697)	$(67,589)	$(47,476)
Numerator for basic and diluted EPS - loss attributable to common stockholders	$(32,414)	$(35,697)	$(67,589)	$(47,476)
Denominator
Common stock	139,000,261	36,890,502	138,811,146	21,296,162
Denominator for basic and diluted EPS - weighted-average common stock	139,000,261	36,890,502	138,811,146	21,296,162
Basic and diluted net loss per share	$(0.23)	$(0.97)	$(0.49)	$(2.23)

Since the Company was in a net loss position for all periods presented, the basic net loss per share calculation excludes preferred stock for the three and six months ended June 30, 2021 as it did not participate in net losses of the Company. Additionally, net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Outstanding options to purchase common stock	12,881,414	7,871,098	12,881,414	7,871,098
Outstanding restricted stock units	2,137,296	4,845,365	2,137,296	4,845,365
Outstanding warrants	3,968,319	3,968,319	3,968,319	3,968,319
	18,987,029	16,684,782	18,987,029	16,684,782

11. WARRANT LIABILITIES

Public Warrants

As of June 30, 2022, there were an aggregate of 3,833,319 outstanding Public Warrants, which entitle the holder to acquire Class A common stock. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment as discussed below, beginning on September 9, 2021. The warrants will expire on June 10, 2026 or earlier upon redemption or liquidation.

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

Private Warrants

As of June 30, 2022, there were 135,000 Private Warrants outstanding. The Private Warrants are identical to the Public Warrants, except that so long as they are held by the Sponsor or any of its permitted transferees, (i) the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or saleable until 30 days after the completion of the Business Combination, (ii) the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and (iii) the Private Warrants are not subject to the Company’s redemption option at the price of $0.01 per warrant. The Private Warrants are subject to the Company’s redemption option at the price of $0.01 per warrant, provided that the other conditions of such redemption are met, as described above. If the Private Warrants are held by a holder other than the Sponsor or any of its permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants.

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

The fair value of warrant liabilities was $2,255 and $7,239 as of June 30, 2022 and December 31, 2021, respectively.  The Company recognized a gain of $2,337 and $4,984 as a Change in fair value of warrant liabilities in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2022. The Company recognized a loss of $3,533 as a Change in fair value of warrant liabilities in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2021.  There were no exercises or redemptions of the Public Warrants or Private Warrants during the three and six months ended June 30, 2022 or 2021.

12. INCOME TAXES

Income taxes for the three and six months ended June 30, 2022 and 2021 are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, if they occur. The Company’s estimated annual effective tax rate was 0.0% for the three and six months ended June 30, 2022 and 2021. The primary reconciling items between the federal statutory rate of 21.0% for these periods and the Company’s overall effective tax rate of 0.0% were related to the effects of deferred state income taxes, nondeductible stock-based compensation, changes in the fair value of warrant liabilities, research and development credits, and the valuation allowance recorded against the full amount of its net deferred tax assets.

A valuation allowance is required when it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of sufficient future taxable income during the period in which the Company’s related temporary differences become deductible. The Company has recorded a full valuation allowance against its net deferred tax assets as of June 30, 2022 and 2021 since management believes that based on the earnings history of the Company, it is more likely than not that the benefits of these assets will not be realized.

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

13. RELATED PARTY TRANSACTIONS

The Company utilizes and subleases office and laboratory space in a building owned by a related party. The Company paid $81 under month-to-month lease arrangements for this space for the three months ended June 30, 2022 and 2021, respectively, and $161 for the six months ended June 30, 2022 and 2021, respectively.

The Company was a party to an Amended and Restated Technology Services Agreement (the “ARTSA”), most recently amended on November 11, 2020, by and among 4Catalyzer Corporation (“4C”), the Company and other participant companies controlled by the Rothberg family. The Company entered into a First Addendum to the ARTSA on February 17, 2021 pursuant to which the Company agreed to terminate its participation under the ARTSA no later than immediately prior to the Effective Time of the Business Combination, resulting in the termination of the Company’s participation under the ARTSA on June 10, 2021. In connection with the termination of the Company’s participation under the ARTSA, the Company terminated its lease agreement with 4C and negotiated an arm’s length lease agreement. Under the ARTSA, the Company and the other participant companies had agreed to share certain non-core technologies, which means any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant and subject to certain restrictions on use. The ARTSA also provided for 4C to perform certain services for the Company and each other participant company such as monthly administrative, management and technical consulting services to the Company which were pre-funded approximately once per quarter. The Company incurred expenses of $158 and $1,044, which included $47 and $38 under month-to-month sublease arrangements for office and laboratory spaces from 4C, during the three months ended June 30, 2022 and 2021, respectively. The Company incurred expenses of $368 and $1,579, which included $97 and $76 under month-to-month sublease arrangements for office and laboratory spaces from 4C, during the six months ended June 30, 2022 and 2021, respectively. The amounts advanced and due to 4C at June 30, 2022 and December 31, 2021, related to operating expenses was $114, which is included in Accrued expenses and other current liabilities and $128, which is included in Accounts payable on the condensed consolidated balance sheets, respectively.

The ARTSA also provided for the participant companies to provide other services to each other. The Company also had transactions with other entities under common ownership, which included payments made to third parties on behalf of the Company. The amounts remaining payable at June 30, 2022 and December 31, 2021 were $0 and $17, respectively, and are included in Accounts payable on the condensed consolidated balance sheets. In addition, the Company had transactions with these other entities under common ownership which included payments made by the Company to third parties on behalf of the other entities. The amounts remaining payable at June 30, 2022 and December 31, 2021 are in the aggregate $16 and $15, respectively, and are reflected in Prepaid expenses and other current assets on the condensed consolidated balance sheets.

On September 20, 2021, the Company entered into a Binders Collaboration (the “Collaboration”) with Protein Evolution, Inc. (“PEI”) to develop technology and methods in the field of nanobodies and potentially other binders to produce novel biological reagents and related data. The Collaboration was made pursuant to and governed by the Technology and Services Exchange Agreement, effective as of June 10, 2021, by and among the Company and the participants named therein, including PEI. Dr. Rothberg serves as Chairman of the Board of Directors of PEI and the Rothberg family are controlling stockholders of PEI. Effective March 31, 2022, the Collaboration with PEI was terminated, and the Company agreed to pay a final payment of $1,135 under the Collaboration for all services rendered.  There was no amount payable at June 30, 2022 or December 31, 2021.

Dr. Rothberg and the Company entered into an Executive Chairman Agreement as of June 10, 2021 (the “Executive Chairman Agreement”) in which Dr. Rothberg provides consulting services to the Company for $400 annually.  In addition to the Executive Chairman Agreement, Dr. Rothberg also receives fees as the Company’s Chairman of the Board of Directors and a member of the Nominating and Corporate Governance Committee. The Company paid $114 and $228 to Dr. Rothberg for the three and six months ended June 30, 2022, respectively, for all services provided to the Company.  The Company did not make any payments to Dr. Rothberg for the three and six months ended June 30, 2021 for the services that were provided to the Company.  Dr. Rothberg does not receive any additional compensation for serving as the Company’s Interim Chief Executive Officer.

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

Other commitments:

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the three and six months ended June 30, 2022 and 2021.

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

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2021 contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022 and (iii) our other public reports filed with the SEC. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” or “Quantum-Si” are intended to mean the business and operations of Quantum-Si Incorporated and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021, respectively, present the financial position and results of operations of Quantum-Si Incorporated and its consolidated subsidiaries.

Overview

We are an innovative life sciences company with the mission of transforming single-molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell. We have developed a proprietary universal single-molecule detection platform that we are first applying to proteomics to enable Next-Generation Protein Sequencing (“NGPS”), the ability to sequence proteins in a massively parallel fashion (rather than sequentially, one at a time), and can be used for the study of nucleic acids. We believe that with the ability to sequence proteins in a massively parallel fashion and offer a simplified workflow with a faster turnaround time, NGPS has the potential to unlock significant biological information through improved resolution and unbiased access to the proteome at a speed and scale that is not available today. Traditionally, proteomic workflows to sequence proteins required days or weeks to complete. Our platform is designed to offer a single-day workflow including both sample preparation and sequencing. Our platform is comprised of the Carbon™ automated sample preparation instrument, the Platinum™ NGPS instrument, the Quantum-Si Cloud™ software service, and reagent kits and chips for use with our instruments. We intend to follow a systematic, phased approach to successfully launch our platform, for research use only (“RUO”), in 2022, and have initiated our early access limited release to enable key thought leaders early access to our platform in 2021. We believe we are the first company to successfully enable NGPS on a semiconductor chip, thus digitizing a massive proteomics opportunity, which allows for a massively parallel solution at the ultimate level of sensitivity —single-molecule detection.

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

In 2021, we introduced our Platinum early access program to sites with participation from leading academic centers and key industry partners. The early access program introduced the Platinum single-molecule sequencing system to key opinion leaders across the globe, for both expansion and development of applications and workflows.  In 2022, we plan to have our initial launch of our Platinum instrument for research use only.

COVID-19 Outbreak

The outbreak of the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization on March 11, 2020 and declared a National Emergency by the President of the United States on March 13, 2020, has led to adverse impacts on the United States and global economies and created uncertainty regarding potential impacts on our operating results, financial condition and cash flows. The COVID-19 pandemic had, and is expected to continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking. Governmental mandates related to COVID-19 or other infectious diseases, or public health crises, have impacted, and we expect them to continue to impact, our personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which would disrupt or delay our receipt of instruments, components and supplies from the third parties we rely on to, among other things, produce our products currently under development. The COVID-19 pandemic has also had an adverse effect on our ability to attract, recruit, interview and hire at the pace we would typically expect to support our rapidly expanding operations. To the extent that any governmental authority imposes additional regulatory requirements or changes existing laws, regulations, and policies that apply to our business and operations, such as additional workplace safety measures, our product development plans may be delayed, and we may incur further costs in bringing our business and operations into compliance with changing or new laws, regulations, and policies. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impacts including inflation on product and service costs.

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

We have not incurred any impairment losses in the carrying values of our assets as a result of the COVID-19 pandemic and are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in our condensed consolidated financial statements.

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

Effective as of June 15, 2022, our board of directors appointed Vikram Bajaj, Ph.D. to the board of directors and to serve on the Compensation Committee of the board of directors.  Additionally, effective as of June 15, 2022, Matthew Dyer, Ph.D. resigned from his position as our Chief Business Officer.

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

Selling, general and administrative

Selling, general and administrative expenses primarily consist of personnel costs and benefits, stock-based compensation, patent and filing fees, consulting and professional services, legal and accounting services, facilities costs, depreciation expense, insurance and office expenses, product advertising and marketing. We expect our selling, general and administrative expenses to increase in the foreseeable future as we near our anticipated launch date, which is expected in 2022.

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

Other (expense) income, net

Other (expense) income, net primarily consists of realized and unrealized losses on fixed income mutual funds in marketable securities.

Provision for income taxes

We utilize the asset and liability method of accounting for income taxes where deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized. We recorded a full valuation allowance as of June 30, 2022 and 2021. Based on the available evidence, we believe that it is more likely than not that we will be unable to utilize all of our deferred tax assets in the future.

Results of Operations

The following is a discussion of our results of operations for the three and six months ended June 30, 2022 and 2021 and our accounting policies are described in Note 2 “Summary of Significant Accounting Policies” in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended June 30,			Six months ended June 30,
(in thousands, except for % changes)	2022	2021	% Change	2022	2021	% Change
Operating expenses:
Research and development	$18,459	$13,114	40.8%	$37,230	$21,086	76.6%
Selling, general and administrative	11,741	19,050	(38.4)%	20,110	22,857	(12.0)%
Total operating expenses	30,200	32,164	(6.1)%	57,340	43,943	30.5%
Loss from operations	(30,200)	(32,164)	(6.1)%	(57,340)	(43,943)	30.5%
Interest expense	-	(5)	(100.0)%	-	(5)	(100.0)%
Dividend income	1,052	2	nm	1,907	2	nm
Change in fair value of warrant liabilities	2,337	(3,533)	(166.1)%	4,984	(3,533)	(241.1)%
Other (expense) income, net	(5,603)	3	nm	(17,140)	3	nm
Loss before provision for income taxes	(32,414)	(35,697)	(9.2)%	(67,589)	(47,476)	42.4%
Provision for income taxes	-	-	nm	-	-	nm
Net loss and comprehensive loss	$(32,414)	$(35,697)	(9.2)%	$(67,589)	$(47,476)	42.4%

Comparison of the Three Months Ended June 30, 2022 and 2021

Research and development

	Three months ended June 30,		Change
(in thousands, except for % changes)	2022	2021	Amount	%
Research and development	$18,459	$13,114	$5,345	40.8%

Research and development expenses increased by $5.3 million, or 40.8%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to the following elements: $5.2 million related to internal and external product development activities, and $3.4 million in personnel costs as a result of increased headcount.  These increases were partially offset by decreases primarily related to the Business Combination: $1.3 million of stock-based compensation and $2.0 million of transaction bonuses paid.

Selling, general and administrative

	Three months ended June 30,		Change
(in thousands, except for % changes)	2022	2021	Amount	%
Selling, general and administrative	$11,741	$19,050	$(7,309)	(38.4)%

Selling, general and administrative expenses decreased by $7.3 million, or 38.4%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease was primarily due to the following elements related to the Business Combination: $3.9 million in consulting and professional fees, $1.0 million of transaction bonuses paid and $4.9 million of reduced stock-based compensation due primarily to stock option and restricted stock unit awards granted and achieved in connection with the closing of the Business Combination. These decreases were partially offset by the following increases: $1.9 million of headcount expenses to scale up our administrative and executive functions and $0.6 million of expenses primarily due to being a publicly traded company including consulting, professional fees and insurance.

Interest expense

	Three months ended June 30,		Change
(in thousands, except for % changes)	2022	2021	Amount	%
Interest expense	$-	$(5)	$5	(100.0)%

Interest expense on the PPP loan decreased for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 as a result of the Company repaying the loan in full in June 2021 in connection with the Business Combination.

Dividend income

	Three months ended June 30,		Change
(in thousands, except for % changes)	2022	2021	Amount	%
Dividend income	$1,052	$2	$1,050	nm

Dividend income increased by $1.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 as a result of higher invested cash balances in marketable securities.

Change in fair value of warrant liabilities

	Three months ended June 30,		Change
(in thousands, except for % changes)	2022	2021	Amount	%
Change in fair value of warrant liabilities	$2,337	$(3,533)	$5,870	(166.1)%

The fair value of warrant liabilities decreased, which resulted in a gain of $5.9 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The warrant liabilities were recorded as part of the Business Combination.

Other (expense) income, net

	Three months ended June 30,		Change
(in thousands, except for % changes)	2022	2021	Amount	%
Other (expense) income, net	$(5,603)	$3	$(5,606)	nm

Other (expense) income, net increased by $5.6 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily as a result of unrealized losses on cash invested in fixed income mutual funds.

Comparison of the Six Months Ended June 30, 2022 and 2021

Research and development

	Six months ended June 30,		Change
(in thousands, except for % changes)	2022	2021	Amount	%
Research and development	$37,230	$21,086	$16,144	76.6%

Research and development expenses increased by $16.1 million, or 76.6%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to the following elements: $10.0 million related to internal and external product development activities; $7.5 million in personnel costs as a result of increased headcount; and $1.1 million of collaboration fees with Protein Evolution, Inc. These increases were partially offset by decreases primarily related to the Business Combination: $0.5 million of stock-based compensation and $2.0 million of transaction bonuses paid.

Selling, general and administrative

	Six months ended June 30,		Change
(in thousands, except for % changes)	2022	2021	Amount	%
Selling, general and administrative	$20,110	$22,857	$(2,747)	(12.0)%

Selling, general and administrative expenses decreased by $2.7 million, or 12.0% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was primarily due to the following elements related to the Business Combination: $3.9 million in consulting and professional fees, $1.0 million of transaction bonuses paid and $6.9 million of reduced stock-based compensation due primarily to stock option and restricted stock unit awards granted and achieved in connection with the closing of the Business Combination.  The reduced stock-based compensation of $6.9 million also resulted from a reversal of $4.7 million as a result of restricted stock unit awards that were forfeited by our former Chief Executive Officer upon his separation from the Company. These decreases were partially offset by the following increases: $4.8 million of headcount expenses to scale up our administrative and executive functions and $4.3 million of expenses primarily due to being a publicly traded company including consulting, professional fees and insurance.

Interest expense

	Six months ended June 30,		Change
(in thousands, except for % changes)	2022	2021	Amount	%
Interest expense	$-	$(5)	$5	(100.0)%

Interest expense on the PPP loan decreased for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 as a result of the Company repaying the loan in full in June 2021 in connection with the Business Combination.

Dividend income

	Six months ended June 30,		Change
(in thousands, except for % changes)	2022	2021	Amount	%
Dividend income	$1,907	$2	$1,905	nm

Dividend income increased by $1.9 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 as a result of higher invested cash balances in marketable securities.

Change in fair value of warrant liabilities

	Six months ended June 30,		Change
(in thousands, except for % changes)	2022	2021	Amount	%
Change in fair value of warrant liabilities	$4,984	$(3,533)	$8,517	(241.1)%

The fair value of warrant liabilities decreased, which resulted in a gain of $8.5 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The warrant liabilities were recorded as part of the Business Combination.

Other (expense) income, net

	Six months ended June 30,		Change
(in thousands, except for % changes)	2022	2021	Amount	%
Other (expense) income, net	$(17,140)	$3	$(17,143)	nm

Other (expense) income, net increased by $17.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily as a result of unrealized losses on cash invested in fixed income mutual funds.

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

Adjusted EBITDA

We calculate Adjusted EBITDA as net loss adjusted to exclude interest expense, dividend income, depreciation, change in fair value of warrant liabilities, other expense (income), net, stock-based compensation, and other non-recurring items.  The other non-recurring items include costs related to discretionary transaction bonuses and other costs incurred with the Closing of the Business Combination on June 10, 2021.

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(32,414)	$(35,697)	$(67,589)	$(47,476)
Adjustments to reconcile to EBITDA:
Interest expense	-	5	-	5
Dividend income	(1,052)	(2)	(1,907)	(2)
Depreciation	608	235	1,060	448
EBITDA	$(32,858)	$(35,459)	$(68,436)	$(47,025)
Adjustments to reconcile to Adjusted EBITDA:
Change in fair value of warrant liabilities	(2,337)	3,533	(4,984)	3,533
Other expense (income), net	5,603	(3)	17,140	(3)
Stock-based compensation	3,770	9,987	3,056	10,444
Transaction related costs - business combination	-	6,920	-	6,920
Adjusted EBITDA	$(25,822)	$(15,022)	$(53,224)	$(26,131)

Liquidity and Capital Resources

Since our inception, we have generated no revenue and have funded our operations primarily with proceeds from the issuance of equity to private investors. In addition, on June 10, 2021, we completed the Business Combination, and as a result we received proceeds of approximately $511.2 million on the day of the Closing. Our primary uses of liquidity have been operating expenses, capital expenditures and our acquisition of certain assets of Majelac Technologies LLC (“Majelac”). Cash flows from operations have been historically negative as we continue to invest in the development of our technology in NGPS. We expect to incur negative operating cash flows on an annual basis for the foreseeable future until such time that we can successfully commercialize our products that are currently under development. However, we can provide no assurance that such products will be successfully developed and commercialized in the future.

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

As of June 30, 2022, we had cash and cash equivalents and investments in marketable securities totaling $400.7 million. Our future capital requirements may vary from those currently planned and will depend on various factors including the timing of product commercialization.

We expect to launch our products in 2022. During the ramp up to launch, our business will require an accelerated amount of spending to enhance the sales and marketing teams, continue to drive development, and build inventory. Other factors that could accelerate cash needs include: (i) delays in achieving scientific and technical milestones; (ii) unforeseen capital expenditures and fabrication costs related to commercialization; (iii) changes we may make in our business or commercialization strategy; (iv) the impact of the COVID-19 pandemic; (v) costs of running a public company; (vi) other items affecting our forecasted level of expenditures and use of cash resources including potential acquisitions; and (vii) increased product and service costs.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2022	2021
Net cash (used in) provided by:
Net cash used in operating activities	$(49,174)	$(29,875)
Net cash provided by (used in) investing activities	94,515	(1,229)
Net cash provided by financing activities	146	516,130
Net increase in cash and cash equivalents	$45,487	$485,026

Net cash used in operating activities

The net cash used in operating activities represents the cash receipts and disbursements related to our activities other than investing and financing activities. We expect that the cash provided by financing activities in 2021 will continue to be our primary source of funds to support operating needs and capital expenditures for the foreseeable future.

The net cash used in operating activities of $49.2 million for the six months ended June 30, 2022 was due primarily to a net loss of $67.6 million and a change in fair value of warrant liabilities of $5.0 million, partially offset by unrealized losses of marketable securities of $16.1 million, stock-based compensation of $3.1 million and net cash inflows from changes in operating assets and liabilities of $3.0 million.

The net cash used in operating activities of $29.9 million for the six months ended June 30, 2021 was due primarily to a net loss of $47.5 million, partially offset by stock-based compensation of $10.4 million, by a change in fair value of warrant liabilities of $3.5 million and net cash inflows from working capital changes of $3.2 million.

Net cash provided by (used in) investing activities

The net cash provided by investing activities of $94.5 million in the six months ended June 30, 2022 was due primarily to sales of marketable securities of $100.1 million, partially offset by purchases of property and equipment of $5.5 million.

The net cash used in investing activities of $1.2 million in the six months ended June 30, 2021 was due to purchases of property and equipment.

Net cash provided by financing activities

The net cash provided by financing activities of $0.1 million in the six months ended June 30, 2022 was due primarily from $1.0 million from proceeds from exercise of stock options, offset by $0.5 million from payment of deferred consideration and $0.3 million from payment of contingent consideration related to the Majelac acquisition.

The net cash provided by financing activities of $516.1 million in the six months ended June 30, 2021 was due primarily from $514.2 million from proceeds from the Business Combination and $3.7 million from proceeds from exercise of stock options, partially offset by a $1.7 million payment of notes payable.

Contractual Obligations

We lease certain facilities and equipment under non-cancellable lease agreements that expire at various dates through 2032. As of June 30, 2022, the future payments, before adjustments for tenant incentives, under leases was $35.9 million, which includes a lease we entered into in December 2021 for a facility in New Haven, Connecticut, which commenced in January 2022 and a lease that commenced in April 2022 for a facility in Branford, Connecticut.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Interim Chief Executive Officer and Chief Financial Officer concluded that, due to (i) the  restatement of our financial statements to reclassify our warrants as described below and in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 10, 2021 and (ii) the other material weaknesses described below, our disclosure controls and procedures were not effective as of June 30, 2022.

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

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1+	Separation Agreement, dated as of June 10, 2022, by and between Quantum-Si Incorporated and Matthew Dyer, Ph.D.		Form 8-K (Exhibit 10.1)	6/10/2022	001-39486

10.2+	Offer Letter of Employment, dated April 26, 2022, by and between Quantum-Si Incorporated and Patrick Schneider		Form 8-K (Exhibit 10.1)	5/9/2022	001-39486

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

+	Management contract or compensatory plan or arrangement.

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

QUANTUM-SI INCORPORATED

Date: August 8, 2022	By:	/s/ Jonathan M. Rothberg, Ph.D.
Jonathan M. Rothberg, Ph.D.
Interim Chief Executive Officer

Date: August 8, 2022	By:	/s/ Claudia Drayton
Claudia Drayton
Chief Financial Officer