Form 10-Q
period 2022-09-30
Quantum-Si Inc
filed 2022-11-08
CIK 1816431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________
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

As of November 3, 2022, the registrant had 119,881,495 shares of Class A common stock outstanding and 19,937,500 shares of Class B common stock outstanding.

QUANTUM-SI INCORPORATED
FORM 10-Q
For the quarterly period ended September 30, 2022

		Page
	Cautionary Note Regarding Forward-Looking Statements	3

Part I	Financial Information	4

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (Unaudited)	4

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	5

	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (Unaudited)	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

Part II	Other Information	32

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

Signatures		34

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. The forward-looking statements are based on projections prepared by, and are the responsibility of, our management. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●
the ability to recognize the benefits of the Business Combination, which may be affected by, among other things, competition and our ability to grow and manage growth profitably and retain our key employees;

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

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$78,263	$35,785
Marketable securities	293,811	435,519
Prepaid expenses and other current assets	6,799	5,868
Total current assets	378,873	477,172
Property and equipment, net	13,764	8,908
Goodwill	9,483	9,483
Other assets	697	690
Operating lease right-of-use assets	15,166	6,973
Total assets	$417,983	$503,226
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,775	$3,393
Accrued expenses and other current liabilities	9,586	7,276
Short-term operating lease liabilities	1,280	859
Total current liabilities	12,641	11,528
Long-term liabilities:
Warrant liabilities	2,118	7,239
Other long-term liabilities	-	206
Operating lease liabilities	15,774	7,219
Total liabilities	30,533	26,192
Commitments and contingencies (Note 14)
Stockholders’ equity
Class A Common stock, $0.0001 par value; 600,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 119,848,170 and 118,025,410 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	12	12
Class B Common stock, $0.0001 par value; 27,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 19,937,500 shares issued and outstanding as of September 30, 2022 and December 31, 2021	2	2
Additional paid-in capital	753,970	744,252
Accumulated deficit	(366,534)	(267,232)
Total stockholders’ equity	387,450	477,034
Total liabilities and stockholders’ equity	$417,983	$503,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (in thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$16,675	$11,104	$53,905	$32,190
Selling, general and administrative	10,983	14,071	31,093	36,928
Total operating expenses	27,658	25,175	84,998	69,118
Loss from operations	(27,658)	(25,175)	(84,998)	(69,118)
Interest expense	-	-	-	(5)
Dividend income	1,381	739	3,288	741
Change in fair value of warrant liabilities	137	6,975	5,121	3,442
Other (expense), net	(5,573)	(630)	(22,713)	(627)
Loss before provision for income taxes	(31,713)	(18,091)	(99,302)	(65,567)
Provision for income taxes	-	-	-	-
Net loss and comprehensive loss	$(31,713)	$(18,091)	$(99,302)	$(65,567)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.23)	$(0.13)	$(0.71)	$(1.09)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	139,542,660	136,456,848	139,057,663	60,104,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
 (in thousands, except share amounts)
(Unaudited)

	Convertible preferred stock		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2020	90,789,268	$195,814	5,378,287	$1	-	$-	$12,517	$(172,243)	$(159,725)
Net loss	-	-	-	-	-	-	-	(11,779)	(11,779)
Issuance of Series E convertible preferred stock, net of issuance costs	-	(4)	-	-	-	-	-	-	-
Common stock issued upon exercise of stock options and vesting of restricted stock units	-	-	581,237	-	-	-	999	-	999
Stock-based compensation	-	-	-	-	-	-	457	-	457
Balance - March 31, 2021	90,789,268	$195,810	5,959,524	$1	-	$-	$13,973	$(184,022)	$(170,048)
Net loss	-	-	-	-	-	-	-	(35,697)	(35,697)
Common stock issued upon exercise of stock options and vesting of restricted stock units	-	-	1,327,823	-	-	-	2,712	-	2,712
Conversion of the convertible preferred stock into Class A and Class B common stock	(90,789,268)	(195,810)	52,466,941	5	19,937,500	2	195,803	-	195,810
Net equity infusion from the Business Combination	-	-	56,708,872	6	-	-	501,166	-	501,172
Stock-based compensation	-	-	-	-	-	-	9,987	-	9,987
Balance - June 30, 2021	-	$-	116,463,160	$12	19,937,500	$2	$723,641	$(219,719)	$503,936
Net loss	-	-	-	-	-	-	-	(18,091)	(18,091)
Common stock issued upon exercise of stock options and vesting of restricted stock units	-	-	254,830	-	-	-	676	-	676
Net equity infusion from the Business Combination	-	-	-	-	-	-	(2)	-	(2)
Stock-based compensation	-	-	-	-	-	-	7,396	-	7,396
Balance - September 30, 2021	-	$-	116,717,990	$12	19,937,500	$2	$731,711	$(237,810)	$493,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
 (in thousands, except share amounts)
(Unaudited)

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	118,025,410	$12	19,937,500	$2	$744,252	$(267,232)	$477,034
Net loss	-	-	-	-	-	(35,175)	(35,175)
Common stock issued upon exercise of stock options and vesting of restricted stock units	946,987	-	-	-	730	-	730
Stock-based compensation	-	-	-	-	(714)	-	(714)
Balance - March 31, 2022	118,972,397	$12	19,937,500	$2	$744,268	$(302,407)	$441,875
Net loss	-	-	-	-	-	(32,414)	(32,414)
Common stock issued upon exercise of stock options and vesting of restricted stock units	271,731	-	-	-	264	-	264
Stock-based compensation	-	-	-	-	3,770	-	3,770
Balance - June 30, 2022	119,244,128	$12	19,937,500	$2	$748,302	$(334,821)	$413,495
Net loss	-	-	-	-	-	(31,713)	(31,713)
Common stock issued upon exercise of stock options and vesting of restricted stock units	604,042	-	-	-	1,625	-	1,625
Stock-based compensation	-	-	-	-	4,043	-	4,043
Balance - September 30, 2022	119,848,170	$12	19,937,500	$2	$753,970	$(366,534)	$387,450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(99,302)	$(65,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,789	712
Loss on marketable securities (realized and unrealized)	22,783	634
Loss on disposal of fixed assets	9	-
Change in fair value of warrant liabilities	(5,121)	(3,442)
Change in fair value of contingent consideration	141	-
Stock-based compensation	7,099	17,840
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(931)	(4,049)
Other assets	(7)	(117)
Other assets - related party	-	738
Operating lease right-of-use assets	(8,193)	(6,443)
Accounts payable	(444)	1,268
Accrued expenses and other current liabilities	2,224	2,627
Operating lease liabilities	8,976	7,451
Net cash used in operating activities	$(70,977)	$(48,348)
Cash flows from investing activities:
Purchases of property and equipment	(7,241)	(3,123)
Purchases of marketable securities	(834)	(438,736)
Sales of marketable securities	119,759	-
Net cash provided by (used in) investing activities	$111,684	$(441,859)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,619	4,387
Net proceeds from equity infusion from the Business Combination	-	512,794
Payment of notes payable	-	(1,749)
Payment of contingent consideration - business acquisition	(348)	-
Payment of deferred consideration - business acquisition	(500)	-
Stock issuance costs for Series E convertible preferred stock	-	(4)
Principal payments under finance lease obligations	-	(28)
Net cash provided by financing activities	$1,771	$515,400
Net increase in cash and cash equivalents	42,478	25,193
Cash and cash equivalents at beginning of period	35,785	36,910
Cash and cash equivalents at end of period	$78,263	$62,103
Supplemental disclosure of cash flow information:
Cash received from exchange of research and development tax credits	$-	$377
Supplemental disclosure of noncash information:
Noncash acquisition of property and equipment	$798	$599
Forgiveness of related party promissory notes	$-	$150
Noncash equity related transaction costs from the Business Combination	$-	$6
Noncash equity related warrants from the Business Combination	$-	$11,618
Conversion of the convertible preferred stock into Class A and Class B common stock	$-	$195,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021
AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2022, or any other period.

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

Other Global Developments

In 2022, various central banks around the world (including the Federal Reserve in the United States) raised interest rates. While these rate increases have not had a significant adverse impact on the Company to date, the impact of such rate increases on the overall financial markets and the economy may adversely impact the Company in the future. In addition, the global economy has experienced and is continuing to experience high levels of inflation and global supply chain disruptions. The Company continues to monitor these supply chain, inflation and interest rate factors, as well as the uncertainty resulting from the overall economic environment.

In addition, although the Company has no operations in or direct exposure to Russia, Belarus and Ukraine, the Company has experienced limited constraints in availability and increasing costs required to obtain some materials and supplies due, in part, to the negative impact of the Russia-Ukraine military conflict on the global economy. To date, the Company’s business has not been materially impacted by the conflict, however, as the conflict continues or worsens, it may impact the Company’s business, financial condition or results of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and marketable securities. As of September 30, 2022 and December 31, 2021, substantially all of the Company’s cash and cash equivalents and marketable securities were invested in fixed income mutual funds at one financial institution. The Company also maintains balances in various operating accounts above federally insured limits. After considering dividend income derived from such investments, the Company has not recognized any significant realized losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents and marketable securities.

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

Foreign Currency Translation and Transactions

For the Company’s international operations, the local currency has been determined to be the functional currency. The results of its non-U.S. dollar-based operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transaction. Translation adjustments are reflected in Stockholders’ equity and are included as a component of Other comprehensive (loss)/income. The translational effects of revaluing non-functional currency assets and liabilities into the functional currency are recorded as Other (expense), net in the condensed consolidated statements of operations and comprehensive loss.

The Company realizes foreign currency gains/(losses) in the normal course of business based on movement in the applicable exchange rates. These transactional gains/(losses) are included as a component of Other (expense), net in the condensed consolidated statements of operations and comprehensive loss.  As of September 30, 2022 and for the three and nine months ended September 30, 2022, there was no material effect of foreign currency translation and transactions on the condensed consolidated financial statements.

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

For the three and nine months ended September 30, 2022, the Company reported unrealized losses of $4,240 and $20,384, respectively, related to securities held as of September 30, 2022.  Realized losses related to securities that matured or were sold during the three and nine months ended September 30, 2022 were $1,348 and $2,399, respectively.  For the three and nine months ended September 30, 2022, the Company recognized $1,381 and $3,288, respectively, in dividend income from marketable securities.  For the three and nine months ended September 30, 2021, the Company reported unrealized losses of $634 related to securities held as of September 30, 2021.  There were no realized losses related to securities that matured or were sold during the three and nine months ended September 30, 2021.  For the three and nine months ended September 30, 2021, the Company recognized $739 and $741, respectively, in dividend income from marketable securities.

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

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. Beginning in 2022, the Company will review goodwill for possible impairment annually during the fourth quarter as of October 1, or whenever events or circumstances indicate that the carrying amount may not be recoverable. No impairments were recorded for the three and nine months ended September 30, 2022 or 2021.

In order to test goodwill for impairment, an entity is permitted to first assess qualitative factors to determine whether a quantitative assessment of goodwill is necessary. The qualitative factors considered by the Company may include, but are not limited to, general economic conditions, the Company’s outlook, market performance of the Company’s industry and recent and forecasted financial performance. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. If a quantitative assessment is required, the Company determines the fair value of its reporting unit using a combination of the income and market approaches. If the net book value of the reporting unit exceeds its fair value, the Company recognizes a goodwill impairment charge for the reporting unit equal to the lesser of (i) the total goodwill allocated to that reporting unit and (ii) the amount by which that reporting unit’s carrying amount exceeds its fair value.  Assumptions and estimates used in the evaluation of impairment which primarily include, but are not limited to, discount rates, terminal growth rates, market comparables, and capital expenditure and cash flow forecasts, may affect the fair value of goodwill, which could result in impairment charges in future periods.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment at least annually or when the Company determines a triggering event has occurred. When a triggering event has occurred, each impairment test is based on a comparison of the future expected undiscounted cash flow to the recorded value of the asset. If the recorded value of the asset is less than the undiscounted cash flow, the asset is written down to its estimated fair value. No impairments were recorded for the three and nine months ended September 30, 2022 or 2021.

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

Recently Issued Accounting Pronouncements

Accounting pronouncements issued but not yet adopted

No new accounting pronouncement issued or effective during the three and nine months ended September 30, 2022 had, or is expected to have, a material impact on the Company’s condensed consolidated financial statements.

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

Upon the Closing, the Company’s certificate of incorporation was amended and restated to, among other things, adopt a dual class structure, comprised of the Company’s Class A common stock, which is entitled to one vote per share, and the Company’s Class B common stock, which is entitled to 20 votes per share. The Company’s Class B common stock has the same economic terms as the Company’s Class A common stock, but is subject to a “sunset” provision if Jonathan M. Rothberg, Ph.D., the founder of Legacy Quantum-Si and Chairman of the Company (“Dr. Rothberg”), and other permitted holders of the Company’s Class B common stock collectively cease to beneficially own at least twenty percent (20%) of the number of shares of the Company’s Class B common stock (as such number of shares is equitably adjusted in respect of any reclassification, stock dividend, subdivision, combination or recapitalization of the Company’s Class B common stock) collectively held by Dr. Rothberg and permitted transferees of the Company’s Class B common stock as of the Effective Time.

4. ACQUISITION

Majelac Technologies LLC

Pursuant to the terms and conditions of an Asset Purchase Agreement by and among the Company, Majelac Technologies LLC (“Majelac”), and certain other parties, on November 5, 2021 (the “Majelac Closing Date”), the Company acquired certain assets and assumed certain liabilities of Majelac, a privately-owned company providing semiconductor chip assembly and packaging capabilities located in Pennsylvania, for $4,632 in cash including $132 in reimbursement for certain recently purchased equipment, and 535,715 shares of Class A common stock, valued at $4,232, issued to Majelac subject to certain restrictions. An additional 59,523 shares of Class A common stock valued at $471 will be issued to Majelac 12 months after the Majelac Closing Date less the number of shares of Class A common stock that may be required by the buyer indemnitees to satisfy any unresolved claims for indemnification, if any. The Company also assumed the legal fees of Majelac of $50. Additional purchase price consideration of $500 in cash was to be paid six months after the Majelac Closing Date less any amount that could be required by the buyer indemnitees to satisfy any unresolved claims for indemnification, if any. The Company agreed to pay additional milestone-based consideration of up to $800, which was fair valued at $531. On May 4, 2022, the Company paid Majelac $900 in cash, which consisted of $500 for the additional purchase price consideration and $400 (fair value of $348 at the Majelac Closing Date) for the first of two milestones that was met.

The acquisition brings semiconductor chip assembly and packaging capabilities in-house to secure the Company’s supply chain and support scaling commercialization efforts. Prior to the acquisition, Majelac was a vendor of the Company.

The following table summarizes the final purchase price allocation at the Majelac Closing Date as follows:

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

Acquisition-related costs recognized for the three and nine months ended September 30, 2022 including transaction costs such as legal, accounting, valuation and other professional services, were $0 and $26, respectively, and are included in Selling, general and administrative on the condensed consolidated statements of operations and comprehensive loss.

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

The carrying value of cash and cash equivalents, accounts payable and accrued expenses and other current liabilities approximates their fair values due to the short-term or on demand nature of these instruments. There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2022. The Company accounted for the warrants as liabilities in accordance with ASC 815-40 and are presented as Warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented as Change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss.

The Public Warrants and Private Warrants were carried at fair value as of September 30, 2022. The Public Warrants were valued using Level 1 inputs as they are traded in an active market. The Private Warrants were valued using a binomial lattice model, which results in a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Warrants was the expected volatility of the Company’s Class A common stock. The expected volatility was based on consideration of the implied volatility from the Company’s own public warrant pricing and on the historical volatility observed at guideline public companies. As of September 30, 2022, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 72.7%, (ii) risk-free interest rate of 4.10%, (iii) strike price of $11.50, (iv) fair value of common stock of $2.75, and (v) expected life of 3.7 years.

Fixed income mutual funds were valued using quoted market prices and accordingly were classified as Level 1.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
September 30, 2022:
Assets:
Fixed income mutual funds - Cash and cash equivalents	$77,567	$77,567	$-	$-
Marketable securities	293,811	293,811	-	-
Total assets at fair value on a recurring basis	$371,378	$371,378	$-	$-

Liabilities:
Public Warrants	$2,032	$2,032	$-	$-
Private Warrants	86	-	-	86
Total liabilities at fair value on a recurring basis	$2,118	$2,032	$-	$86

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
December 31, 2021:
Assets:
Fixed income mutual funds - Cash and cash equivalents	$33,965	$33,965	$-	$-
Marketable securities	435,519	435,519	-	-
Total assets at fair value on a recurring basis	$469,484	$469,484	$-	$-

Liabilities:
Public Warrants	$6,900	$6,900	$-	$-
Private Warrants	339	-	-	339
Total liabilities at fair value on a recurring basis	$7,239	$6,900	$-	$339

 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, are recorded at historical cost and consist of the following:

	September 30, 2022	December 31, 2021
Laboratory and production equipment	$13,353	$7,465
Computer equipment	1,291	637
Software	188	156
Furniture and fixtures	216	125
Leasehold improvements	1,277	790
Construction in process	3,101	3,610
Property and equipment, gross	19,426	12,783
Less: Accumulated depreciation	(5,662)	(3,875)
Property and equipment, net	$13,764	$8,908

Depreciation expense amounted to $729 and $264 for the three months ended September 30, 2022 and 2021, respectively, and $1,789 and $712 for the nine months ended September 30, 2022 and 2021, respectively.  The Company had disposals of $9 relating to property and equipment of $11 with accumulated depreciation of $2 for the nine months ended September 30, 2022.  There were no disposals for the nine months ended September 30, 2021.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2022	December 31, 2021
Employee compensation and benefits	$4,766	$2,680
Contracted services	3,215	2,606
Business acquisition costs and contingencies	779	1,331
Legal fees	802	636
Other	24	23
Total accrued expenses and other current liabilities	$9,586	$7,276

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

Lease-related costs for the three and nine months ended September 30, 2022  and 2021 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating lease cost	$819	$240	$2,352	$240
Short-term lease cost	110	133	322	382
Variable lease cost	321	21	922	21
Total lease cost	$1,250	$394	$3,596	$643

Other information related to operating leases as of September 30, 2022 and December 31, 2021 is as follows:

	September 30,	December 31,
	2022	2021
Weighted-average remaining lease term (years)	7.5	5.9
Weighted-average discount rate	7.6%	7.0%

The following table provides certain cash flow and supplemental cash flow information related to the Company’s lease liabilities for the nine months ended September 30, 2022  and 2021:

	Nine months ended September 30,
	2022	2021
Operating cash paid to settle operating lease liabilities	$1,362	$-

Right-of-use assets obtained in exchange for lease liabilities	$9,466	$6,600

Future minimum lease payments under non-cancellable leases as of September 30, 2022 are as follows:

Operating Leases
Remainder of 2022	$1,028
2023	4,159
2024	4,266
2025	4,376
2026	4,456
Thereafter	17,039
Total undiscounted lease payments	$35,324
Less: Imputed interest	9,166
Less: Lease incentives (1)	9,104
Total lease liabilities	$17,054

(1)	Includes lease incentives that may be realized in 2022 and 2023.

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

Stock option activity

During the nine months ended September 30, 2022, the Company granted 6,903,630 stock option awards to participants with vesting subject to the participant’s continued employment with the Company through the applicable vesting date, which included 2,000,000 stock options granted to the President and Chief Operating Officer of the Company subject to service and/or market conditions.  The service condition requires the participant’s continued employment with the Company through the applicable vesting date.  The market condition requires that the Company’s Class A common stock trades above a specified level for a defined period of time.  Stock-based compensation related to stock options for the three months ended September 30, 2022 and 2021 was $1,868 and $1,556, respectively.  Stock-based compensation related to stock options for the nine months ended September 30, 2022 and 2021 was $5,169 and $4,608, respectively.

A summary of the stock option activity under the 2013 Plan and the 2021 Plan is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	7,726,972	$5.14	7.58	$24,511
Granted	6,903,630	3.72
Exercised	(1,069,934)	2.45
Forfeited	(1,315,366)	5.48
Outstanding at September 30, 2022	12,245,302	$4.47	8.20	$1,076
Options exercisable at September 30, 2022	4,357,864	3.74	6.27	$1,007
Vested and expected to vest at September 30, 2022	11,208,571	$4.43	8.10	$1,067

Restricted stock unit activity

During the nine months ended September 30, 2022, the Company granted 66,666 restricted stock unit (“RSU”) awards. On February 8, 2022, John Stark, the Company’s then-Chief Executive Officer and member of its board of directors, stepped down from all of his positions with the Company.  As a result of Mr. Stark not meeting the service conditions of certain awards previously granted to him, 1,731,371 RSU awards were forfeited resulting in a reversal of stock-based compensation for the nine months ended September 30, 2022 of $4,742. Stock-based compensation related to RSU awards for the three months ended September 30, 2022 and 2021 was $2,175 and $5,840, respectively.  Stock-based compensation related to RSU awards for the nine months ended September 30, 2022 and 2021 was $1,930 and $13,232, respectively.

A summary of the RSU activity under the 2013 Plan and the 2021 Plan is presented in the table below:

	Number of Shares Underlying RSUs	Weighted Average Grant- Date Fair Value
Outstanding non-vested RSUs at December 31, 2021	4,586,972	$8.00
Granted	66,666	3.00
Vested	(752,826)	8.23
Forfeited	(1,816,102)	7.23
Outstanding non-vested RSUs at September 30, 2022	2,084,710	$8.43

The Company’s stock-based compensation is allocated to the following operating expense categories as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Research and development	$1,114	$1,520	$3,460	$4,343
Selling, general and administrative	2,929	5,876	3,639	13,497
Total stock-based compensation	$4,043	$7,396	$7,099	$17,840

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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator
Net loss	$(31,713)	$(18,091)	$(99,302)	$(65,567)
Numerator for basic and diluted EPS - loss attributable to common stockholders	$(31,713)	$(18,091)	$(99,302)	$(65,567)
Denominator
Common stock	139,542,660	136,456,848	139,057,663	60,104,891
Denominator for basic and diluted EPS - weighted-average common stock	139,542,660	136,456,848	139,057,663	60,104,891
Basic and diluted net loss per share	$(0.23)	$(0.13)	$(0.71)	$(1.09)

Since the Company was in a net loss position for all periods presented, the basic net loss per share calculation excludes preferred stock for the three and nine months ended September 30, 2021 as it did not participate in net losses of the Company. Additionally, net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Outstanding options to purchase common stock	12,245,302	8,126,177	12,245,302	8,126,177
Outstanding restricted stock units	2,084,710	4,861,315	2,084,710	4,861,315
Outstanding warrants	3,968,319	3,968,319	3,968,319	3,968,319
	18,298,331	16,955,811	18,298,331	16,955,811

11. WARRANT LIABILITIES

Public Warrants

As of September 30, 2022, there were an aggregate of 3,833,319 outstanding Public Warrants, which entitle the holder to acquire Class A common stock. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment as discussed below, beginning on September 9, 2021. The warrants will expire on June 10, 2026 or earlier upon redemption or liquidation.

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

Private Warrants

As of September 30, 2022, there were 135,000 Private Warrants outstanding. The Private Warrants are identical to the Public Warrants, except that so long as they are held by the Sponsor or any of its permitted transferees, (i) the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or saleable until 30 days after the completion of the Business Combination, (ii) the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and (iii) the Private Warrants are not subject to the Company’s redemption option at the price of $0.01 per warrant. The Private Warrants are subject to the Company’s redemption option at the price of $0.01 per warrant, provided that the other conditions of such redemption are met, as described above. If the Private Warrants are held by a holder other than the Sponsor or any of its permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants.

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

The fair value of warrant liabilities was $2,118 and $7,239 as of September 30, 2022 and December 31, 2021, respectively.  The Company recognized a gain of $137 and $5,121 as a Change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022. The Company recognized a gain of $6,975 and $3,442 as a Change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021.  There were no exercises or redemptions of the Public Warrants or Private Warrants during the three and nine months ended September 30, 2022 or 2021.

12. INCOME TAXES

Income taxes for the three and nine months ended September 30, 2022 and 2021 are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, if they occur. The Company’s estimated annual effective tax rate was 0.0% for the three and nine months ended September 30, 2022 and 2021. The primary reconciling items between the federal statutory rate of 21.0% for these periods and the Company’s overall effective tax rate of 0.0% were related to the effects of deferred state income taxes, nondeductible stock-based compensation, changes in the fair value of warrant liabilities, research and development credits, and the valuation allowance recorded against the full amount of its net deferred tax assets.

A valuation allowance is required when it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of sufficient future taxable income during the period in which the Company’s related temporary differences become deductible. The Company has recorded a full valuation allowance against its net deferred tax assets as of September 30, 2022 and 2021 since management believes that based on the earnings history of the Company, it is more likely than not that the benefits of these assets will not be realized.

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

13. RELATED PARTY TRANSACTIONS

The Company utilizes and subleases office and laboratory space in a building owned by a related party. The Company paid $80 under month-to-month lease arrangements for this space for the three months ended September 30, 2022 and 2021, respectively, and $241 for the nine months ended September 30, 2022 and 2021, respectively.

The Company was a party to an Amended and Restated Technology Services Agreement (the “ARTSA”), most recently amended on November 11, 2020, by and among 4Catalyzer Corporation (“4C”), the Company and other participant companies controlled by the Rothberg family. The Company entered into a First Addendum to the ARTSA on February 17, 2021 pursuant to which the Company agreed to terminate its participation under the ARTSA no later than immediately prior to the Effective Time of the Business Combination, resulting in the termination of the Company’s participation under the ARTSA on June 10, 2021. In connection with the termination of the Company’s participation under the ARTSA, the Company terminated its lease agreement with 4C and negotiated an arm’s length lease agreement. Under the ARTSA, the Company and the other participant companies had agreed to share certain non-core technologies, which means any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant and subject to certain restrictions on use. The ARTSA also provided for 4C to perform certain services for the Company and each other participant company such as monthly administrative, management and technical consulting services to the Company which were pre-funded approximately once per quarter. The Company incurred expenses of $149 and $203, which included $44 and $36 under month-to-month sublease arrangements for office and laboratory spaces from 4C, during the three months ended September 30, 2022 and 2021, respectively. The Company incurred expenses of $517 and $1,782, which included $141 and $112 under month-to-month sublease arrangements for office and laboratory spaces from 4C, during the nine months ended September 30, 2022 and 2021, respectively. The amounts advanced and due to 4C at September 30, 2022 and December 31, 2021 related to operating expenses were $99, of which $45 is included in Accrued expenses and other current liabilities and $54 is included in Accounts payable and $128, which is included in Accounts payable on the condensed consolidated balance sheets, respectively. The amounts advanced and due from 4C at September 30, 2022 and December 31, 2021, related to operating expenses were $3 and $0, respectively, and are included in Prepaid expenses and other current assets on the condensed consolidated balance sheets.

The ARTSA also provided for the participant companies to provide other services to each other. The Company also had transactions with other entities under common ownership, which included payments made to third parties on behalf of the Company. The amounts remaining payable at September 30, 2022 and December 31, 2021 were $17 in both periods and are included in Accrued expenses and other current liabilities and Accounts payable on the condensed consolidated balance sheets, respectively. In addition, the Company had transactions with these other entities under common ownership which included payments made by the Company to third parties on behalf of the other entities. The amounts remaining payable at September 30, 2022 and December 31, 2021 were in the aggregate $2 and $15, respectively, and are reflected in Prepaid expenses and other current assets on the condensed consolidated balance sheets.

On September 20, 2021, the Company entered into a Binders Collaboration (the “Collaboration”) with Protein Evolution, Inc. (“PEI”) to develop technology and methods in the field of nanobodies and potentially other binders to produce novel biological reagents and related data. The Collaboration was made pursuant to and governed by the Technology and Services Exchange Agreement, effective as of June 10, 2021, by and among the Company and the participants named therein, including PEI. Dr. Rothberg serves as Chairman of the Board of Directors of PEI and the Rothberg family are controlling stockholders of PEI. Effective March 31, 2022, the Collaboration with PEI was terminated, and the Company agreed to pay a final payment of $1,135 under the Collaboration for all services rendered.  There was no amount payable at September 30, 2022 or December 31, 2021.

Dr. Rothberg and the Company entered into an Executive Chairman Agreement as of June 10, 2021 (the “Executive Chairman Agreement”) in which Dr. Rothberg provided consulting services to the Company for $400 annually.  Effective as of November 1, 2022, the Executive Chairman Agreement was terminated. For more information, see Note 15 “Subsequent Events”. Dr. Rothberg also receives fees as the Company’s Chairman of the Board of Directors and a member of the Board and Nominating and Corporate Governance Committee. The Company paid $113 and $341 to Dr. Rothberg for the three and nine months ended September 30, 2022, respectively, for all services provided to the Company.  The Company paid $25 to Dr. Rothberg for the three and nine months ended September 30, 2021 for the services that were provided to the Company.  Dr. Rothberg did not receive any additional compensation for serving as the Company’s Interim Chief Executive Officer.

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

Other commitments:

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the three and nine months ended September 30, 2022 and 2021.

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

15. SUBSEQUENT EVENTS

On October 4, 2022, the Company announced that Jeffrey Hawkins was appointed by the Company’s board of directors as Chief Executive Officer, effective as of October 10, 2022 (the “Appointment Date”). In connection with Mr. Hawkins’ appointment as Chief Executive Officer, the board of directors also approved an increase in the size of the board of directors from seven to eight members and appointed Mr. Hawkins to fill the newly created vacancy, effective as of the Appointment Date, to serve for a term to continue until the Company’s next annual meeting of stockholders. In connection with Mr. Hawkins’ appointment, Jonathan M. Rothberg, Ph.D., who had been serving as our Interim Chief Executive Officer, stepped down from that role effective as of the Appointment Date.

Effective November 1, 2022, the Executive Chairman Agreement was terminated and the Company entered into an Advisory Agreement with Dr. Rothberg (the “Advisory Agreement”), pursuant to which Dr. Rothberg advises the Company’s Chief Executive Officer and the board of directors on strategic matters, and provides consulting, business development and similar services on matters relating to the Company’s current, future and potential scientific and strategic initiatives and such other consulting services reasonably requested from time to time. Pursuant to the Advisory Agreement, as compensation for the services provided thereunder, the Company will grant to Dr. Rothberg an option to purchase 250,000 shares of the Company’s Class A common stock pursuant to the Company’s 2021 Equity Incentive Plan as of the date of the second business day following the Company’s earnings call with respect to the fiscal year ended December 31, 2022. In connection with the Advisory Agreement, Dr. Rothberg’s title was changed from Executive Chairman to Chairman of the Board of Directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2021 contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022 and (iii) our other public reports filed with the SEC. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” or “Quantum-Si” are intended to mean the business and operations of Quantum-Si Incorporated and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021, respectively, present the financial position and results of operations of Quantum-Si Incorporated and its consolidated subsidiaries.

Overview

We are an innovative life sciences company with the mission of transforming single-molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell. We have developed a proprietary universal single-molecule detection platform that we are first applying to proteomics to enable Next-Generation Protein Sequencing (“NGPS”), the ability to sequence proteins in a massively parallel fashion (rather than sequentially, one at a time), that can be used for the study of nucleic acids. We believe that with the ability to sequence proteins in a massively parallel fashion and offer a simplified workflow with a faster turnaround time, NGPS has the potential to unlock significant biological information through improved resolution and unbiased access to the proteome at a speed and scale that is not available today. Traditionally, proteomic workflows to sequence proteins required days or weeks to complete. Our platform is designed to offer a single-day workflow including both sample preparation and sequencing. Our platform is comprised of the Carbon™ automated sample preparation instrument, the Platinum™ NGPS instrument, the Quantum-Si Cloud™ software service, and reagent kits and chips for use with our instruments. We intend to follow a systematic, phased approach to successfully launch our platform, for research use only (“RUO”). We initiated our early access limited release to enable key thought leaders early access to our platform in 2021. We expect to launch the PlatinumTM instrument and start to take orders before the end of 2022 and begin shipping product in Q1 2023. We believe we are the first company to successfully enable NGPS on a semiconductor chip, thus digitizing a massive proteomics opportunity, which allows for a massively parallel solution at the ultimate level of sensitivity —single-molecule detection.

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

In 2021, we introduced our Platinum early access program to sites with participation from leading academic centers and key industry partners. The early access program introduced the Platinum single-molecule sequencing system to key opinion leaders across the globe, for both expansion and development of applications and workflows.  We expect to launch the PlatinumTM instrument and start to take orders before the end of 2022 and begin shipping product in the first quarter of 2023.

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

Other Global Developments

In 2022, various central banks around the world (including the Federal Reserve in the United States) raised interest rates. While these rate increases have not had a significant adverse impact on us to date, the impact of such rate increases on the overall financial markets and the economy may adversely impact us in the future. In addition, the global economy has experienced and is continuing to experience high levels of inflation and global supply chain disruptions. We continue to monitor these supply chain, inflation and interest rate factors, as well as the uncertainty resulting from the overall economic environment.

In addition, although we have no operations in or direct exposure to Russia, Belarus and Ukraine, we have experienced limited constraints in availability and increasing costs required to obtain some materials and supplies due, in part, to the negative impact of the Russia-Ukraine military conflict on the global economy. To date, our business has not been materially impacted by the conflict, however, as the conflict continues or worsens, it may impact our business, financial condition or results of operations.

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

Recent Developments

On October 4, 2022, we announced that Jeffrey Hawkins was appointed by our board of directors as Chief Executive Officer, effective as of October 10, 2022 (the “Appointment Date”). In connection with Mr. Hawkins’ appointment as Chief Executive Officer, the board of directors also approved an increase in the size of the board of directors from seven to eight members and appointed Mr. Hawkins to fill the newly created vacancy, effective as of the Appointment Date, to serve for a term to continue until our next annual meeting of stockholders. In connection with Mr. Hawkins’ appointment, Jonathan M. Rothberg, Ph.D., who had been serving as our Interim Chief Executive Officer, stepped down from that role effective as of the Appointment Date.

Effective November 1, 2022, the Executive Chairman Agreement between us and Dr. Rothberg was terminated and we entered into an Advisory Agreement with Dr. Rothberg (the “Advisory Agreement”), pursuant to which Dr. Rothberg advises our Chief Executive Officer and our board of directors on strategic matters, and provides consulting, business development and similar services on matters relating to our current, future and potential scientific and strategic initiatives and such other consulting services reasonably requested from time to time. Pursuant to the Advisory Agreement, as compensation for the services provided thereunder, we will grant to Dr. Rothberg an option to purchase 250,000 shares of our Class A common stock pursuant to our 2021 Equity Incentive Plan as of the date of the second business day following our earnings call with respect to the fiscal year ended December 31, 2022. In connection with the Advisory Agreement, Dr. Rothberg’s title was changed from Executive Chairman to Chairman of the Board of Directors.

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

Selling, general and administrative

Selling, general and administrative expenses primarily consist of personnel costs and benefits, stock-based compensation, patent and filing fees, consulting and professional services, legal and accounting services, facilities costs, depreciation expense, insurance and office expenses, product advertising and marketing. We expect our selling, general and administrative expenses to increase in the foreseeable future as we expect to launch the PlatinumTM instrument and start to take orders before the end of 2022 and begin shipping product in the first quarter of 2023.

Interest expense

Interest expense primarily consists of interest that was paid on our Paycheck Protection Program (“PPP”) loan.

Dividend income

Dividend income primarily consists of dividends earned on fixed income mutual funds classified as marketable securities.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities primarily consists of the change in the fair value of our publicly traded warrants (the “Public Warrants”) and our warrants sold in a private placement (the “Private Warrants”).

Other (expense), net

Other (expense), net primarily consists of realized and unrealized losses on fixed income mutual funds in marketable securities.

Provision for income taxes

We utilize the asset and liability method of accounting for income taxes where deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized. We recorded a full valuation allowance as of September 30, 2022 and 2021. Based on the available evidence, we believe that it is more likely than not that we will be unable to utilize all of our deferred tax assets in the future.

Results of Operations

The following is a discussion of our results of operations for the three and nine months ended September 30, 2022 and 2021. Our accounting policies are described in Note 2 “Summary of Significant Accounting Policies” in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except for % changes)	2022	2021	% Change	2022	2021	% Change
Operating expenses:
Research and development	$16,675	$11,104	50.2%	$53,905	$32,190	67.5%
Selling, general and administrative	10,983	14,071	(21.9)%	31,093	36,928	(15.8)%
Total operating expenses	27,658	25,175	9.9%	84,998	69,118	23.0%
Loss from operations	(27,658)	(25,175)	9.9%	(84,998)	(69,118)	23.0%
Interest expense	-	-	nm	-	(5)	(100.0)%
Dividend income	1,381	739	86.9%	3,288	741	343.7%
Change in fair value of warrant liabilities	137	6,975	(98.0)%	5,121	3,442	48.8%
Other (expense), net	(5,573)	(630)	784.6%	(22,713)	(627)	nm
Loss before provision for income taxes	(31,713)	(18,091)	75.3%	(99,302)	(65,567)	51.5%
Provision for income taxes	-	-	nm	-	-	nm
Net loss and comprehensive loss	$(31,713)	$(18,091)	75.3%	$(99,302)	$(65,567)	51.5%

Comparison of the Three Months Ended September 30, 2022 and 2021

Research and development

	Three months ended September 30,		Change
(in thousands, except for % changes)	2022	2021	Amount	%
Research and development	$16,675	$11,104	$5,571	50.2%

Research and development expenses increased by $5.6 million, or 50.2%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to the following elements: $3.5 million in personnel costs as a result of increased headcount and $2.5 million related to internal and external product development activities.  These increases were partially offset by a decrease of $0.4 million of reduced stock-based compensation due primarily to stock option and restricted stock unit awards granted and vested in connection with the closing of the Business Combination in 2021.

Selling, general and administrative

	Three months ended September 30,		Change
(in thousands, except for % changes)	2022	2021	Amount	%
Selling, general and administrative	$10,983	$14,071	$(3,088)	(21.9)%

Selling, general and administrative expenses decreased by $3.1 million, or 21.9%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was primarily due to the following elements: $2.9 million of reduced stock-based compensation due primarily to stock option and restricted stock unit awards granted and vested in connection with the closing of the Business Combination in 2021, and a reduction of $0.6 million of expenses primarily related to consulting, professional fees and insurance.  These decreases were partially offset by an increase of $0.4 million in personnel costs as a result of increased headcount.

Dividend income

	Three months ended September 30,		Change
(in thousands, except for % changes)	2022	2021	Amount	%
Dividend income	$1,381	$739	$642	86.9%

Dividend income increased by $0.6 million, or 86.9%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 as a result of higher interest rates earned on invested balances in marketable securities.

Change in fair value of warrant liabilities

	Three months ended September 30,		Change
(in thousands, except for % changes)	2022	2021	Amount	%
Change in fair value of warrant liabilities	$137	$6,975	$(6,838)	(98.0)%

The fair value of warrant liabilities decreased, which resulted in a gain of $6.8 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The warrant liabilities were recorded at fair value as part of the Business Combination.

Other (expense), net

	Three months ended September 30,		Change
(in thousands, except for % changes)	2022	2021	Amount	%
Other (expense), net	$(5,573)	$(630)	$(4,943)	784.6%

Other (expense), net increased by $4.9 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily as a result of reported unrealized and realized losses on investments in marketable securities, which consist of fixed income mutual funds that are marked to market.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Research and development

	Nine months ended September 30,		Change
(in thousands, except for % changes)	2022	2021	Amount	%
Research and development	$53,905	$32,190	$21,715	67.5%

Research and development expenses increased by $21.7 million, or 67.5%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to the following elements: $12.4 million related to internal and external product development activities; $11.1 million in personnel costs as a result of increased headcount; and $1.1 million of collaboration fees with Protein Evolution, Inc. These increases were partially offset by decreases primarily related to the Business Combination in 2021: $0.9 million of stock-based compensation and $2.0 million of transaction bonuses.

Selling, general and administrative

	Nine months ended September 30,		Change
(in thousands, except for % changes)	2022	2021	Amount	%
Selling, general and administrative	$31,093	$36,928	$(5,835)	(15.8)%

Selling, general and administrative expenses decreased by $5.8 million, or 15.8% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was primarily due to the following elements related to the Business Combination in 2021: $3.9 million in consulting and professional fees; $1.0 million of transaction bonuses; and $9.9 million of reduced stock-based compensation due primarily to stock option and restricted stock unit awards granted and vested in connection with the closing of the Business Combination in 2021.  The reduced stock-based compensation of $9.9 million also resulted from a reversal of $4.7 million of restricted stock unit awards that were forfeited by our former Chief Executive Officer upon his separation. These decreases were partially offset by the following increases: $5.3 million of headcount expenses to scale up our administrative and executive functions and $3.7 million of expenses primarily due to being a publicly traded company including consulting, professional fees and insurance.

Interest expense

	Nine months ended September 30,		Change
(in thousands, except for % changes)	2022	2021	Amount	%
Interest expense	$-	$(5)	$5	(100.0)%

Interest expense on the PPP loan decreased for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 as a result of us repaying the loan in full in June 2021 in connection with the Business Combination.

Dividend income

	Nine months ended September 30,		Change
(in thousands, except for % changes)	2022	2021	Amount	%
Dividend income	$3,288	$741	$2,547	343.7%

Dividend income increased by $2.5 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 as a result of higher interest rates earned on invested balances in marketable securities.

Change in fair value of warrant liabilities

	Nine months ended September 30,		Change
(in thousands, except for % changes)	2022	2021	Amount	%
Change in fair value of warrant liabilities	$5,121	$3,442	$1,679	48.8%

The fair value of warrant liabilities decreased, which resulted in a gain of $1.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The warrant liabilities were recorded at fair value as part of the Business Combination.

Other (expense), net

	Nine months ended September 30,		Change
(in thousands, except for % changes)	2022	2021	Amount	%
Other (expense), net	$(22,713)	$(627)	$(22,086)	nm

Other (expense), net increased by $22.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily as a result of reported unrealized and realized losses on investments in marketable securities, which consist of fixed income mutual funds that are marked to market.

Non-GAAP Financial Measures

We present non-GAAP financial measures in order to assist readers of our condensed consolidated financial statements in understanding the core operating results that our management uses to evaluate the business and for financial planning purposes. Our non-GAAP financial measures, EBITDA and Adjusted EBITDA, provide an additional tool for investors to use in comparing our financial performance over multiple periods.

EBITDA and Adjusted EBITDA are key performance measures that our management uses to assess our operating performance. EBITDA and Adjusted EBITDA facilitate internal comparisons of our operating performance on a more consistent basis. We use these performance measures for business planning purposes and forecasting. We believe that EBITDA and Adjusted EBITDA enhance an investor’s understanding of our financial performance as it is useful in assessing our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business.

Our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate these measures in the same manner. EBITDA and Adjusted EBITDA are not prepared in accordance with U.S. GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with U.S. GAAP. When evaluating our performance, you should consider EBITDA and Adjusted EBITDA alongside other financial performance measures prepared in accordance with U.S. GAAP, including net loss.

EBITDA and Adjusted EBITDA

We calculate EBITDA as net loss adjusted to exclude interest expense, dividend income and depreciation.  Adjusted EBITDA is calculated as EBITDA adjusted to exclude change in fair value of warrant liabilities, other expense, net, stock-based compensation, and other non-recurring items.  The other non-recurring items include costs related to discretionary transaction bonuses and other costs incurred with the Closing of the Business Combination on June 10, 2021.

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(31,713)	$(18,091)	$(99,302)	$(65,567)
Adjustments to reconcile to EBITDA:
Interest expense	-	-	-	5
Dividend income	(1,381)	(739)	(3,288)	(741)
Depreciation	729	264	1,789	712
EBITDA	$(32,365)	$(18,566)	$(100,801)	$(65,591)
Adjustments to reconcile to Adjusted EBITDA:
Change in fair value of warrant liabilities	(137)	(6,975)	(5,121)	(3,442)
Other expense, net	5,573	630	22,713	627
Stock-based compensation	4,043	7,396	7,099	17,840
Transaction related costs - business combination	-	-	-	6,920
Adjusted EBITDA	$(22,886)	$(17,515)	$(76,110)	$(43,646)

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

As of September 30, 2022, we had cash and cash equivalents and investments in marketable securities totaling $372.1 million. Our future capital requirements may vary from those currently planned and will depend on various factors including the timing of product commercialization.

We expect to launch the PlatinumTM instrument and start to take orders before the end of 2022 and begin shipping product in the first quarter of 2023. During the ramp up to launch, our business will require an accelerated amount of spending to enhance the sales and marketing teams, continue to drive development, and build inventory. Other factors that could accelerate cash needs include: (i) delays in achieving scientific and technical milestones; (ii) unforeseen capital expenditures and fabrication costs related to commercialization; (iii) changes we may make in our business or commercialization strategy; (iv) the impact of the COVID-19 pandemic; (v) costs of running a public company; (vi) other items affecting our forecasted level of expenditures and use of cash resources including potential acquisitions; and (vii) increased product and service costs.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2022	2021
Net cash (used in) provided by:
Net cash used in operating activities	$(70,977)	$(48,348)
Net cash provided by (used in) investing activities	111,684	(441,859)
Net cash provided by financing activities	1,771	515,400
Net increase in cash and cash equivalents	$42,478	$25,193

Net cash used in operating activities

The net cash used in operating activities represents the cash receipts and disbursements related to our activities other than investing and financing activities. We expect that the cash provided by financing activities in 2021 will continue to be our primary source of funds to support operating needs and capital expenditures for the foreseeable future.

The net cash used in operating activities of $71.0 million for the nine months ended September 30, 2022 was due primarily to a net loss of $99.3 million and a change in fair value of warrant liabilities of $5.1 million, partially offset by losses on marketable securities  (realized and unrealized) of $22.8 million, stock-based compensation of $7.1 million and net cash inflows from changes in operating assets and liabilities of $1.6 million.

The net cash used in operating activities of $48.3 million for the nine months ended September 30, 2021 was due primarily to a net loss of $65.6 million and a change in fair value of warrant liabilities of $3.4 million, partially offset by stock-based compensation of $17.8 million and net cash inflows from changes in operating assets and liabilities of $1.5 million.

Net cash provided by (used in) investing activities

The net cash provided by investing activities of $111.7 million in the nine months ended September 30, 2022 was due primarily to sales of marketable securities of $119.8 million, partially offset by purchases of property and equipment of $7.2 million and marketable securities of $0.8 million.

The net cash used in investing activities of $441.9 million in the nine months ended September 30, 2021 was due to purchases of marketable securities of $438.7 million and property and equipment of $3.1 million.

Net cash provided by financing activities

The net cash provided by financing activities of $1.8 million in the nine months ended September 30, 2022 was due primarily from $2.6 million from proceeds from exercise of stock options, offset by $0.5 million from payment of deferred consideration and $0.3 million from payment of contingent consideration related to the Majelac acquisition.

The net cash provided by financing activities of $515.4 million in the nine months ended September 30, 2021 was primarily from $512.8 million from proceeds from the Business Combination and $4.4 million from proceeds from exercise of stock options, partially offset by a $1.7 million payment of notes payable.

Contractual Obligations

We lease certain facilities and equipment under non-cancellable lease agreements that expire at various dates through 2032. As of September 30, 2022, the future payments, before adjustments for tenant incentives, under leases was $35.3 million, which includes a lease we entered into in December 2021 for a facility in New Haven, Connecticut, which commenced in January 2022 and a lease that commenced in April 2022 for a facility in Branford, Connecticut.

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

Inflation risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations, other than its impact on the general economy. Nonetheless, to the extent our costs are impacted by general inflationary pressures, we may not be able to fully offset such higher costs through price increases or manufacturing efficiencies. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

Foreign Currency Risk

We operate our business primarily within the United States and currently execute the majority of our transactions in U.S. dollars. This limited foreign currency translation risk is not expected to have a material impact on our condensed consolidated financial statements. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, due to (i) the  restatement of our financial statements to reclassify our warrants as described below and in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 10, 2021 and (ii) the other material weaknesses described below, our disclosure controls and procedures were not effective as of September 30, 2022.

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

Plan for Remediation of the Material Weakness in Internal Control over Financial Reporting

In response to these material weaknesses, our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of these material weaknesses in internal control over financial reporting. Our management developed and started to execute a remediation plan.  We hired accounting and finance resources of Quantum-Si, which included the Chief Financial Officer and Vice President, Controller, with technical public company accounting and financial reporting experience, as well as other team members. We also have access to accounting training, literature, research materials and increased communication among our personnel and outsourced third-party professionals with whom we have consulted and may continue to consult with regarding the application of complex accounting transactions. We have designed controls and deemed them to be effective.  We have also tested and will continue to test for operational effectiveness to validate that the material weaknesses have been remediated and are operating effectively for a reasonable period of time.  Our remediation plan can only be accomplished over time and will be continually reviewed to determine that we are achieving our objectives. There is no assurance that these initiatives will ultimately have the intended effects. The material weaknesses will not be considered remediated until our management designs and implements effective controls that operate for a sufficient period of time and our management has concluded through testing that these controls are effective.

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

QUANTUM-SI INCORPORATED

Date: November 8, 2022	By:	/s/ Jeffrey Hawkins
Jeffrey Hawkins
Chief Executive Officer

Date: November 8, 2022	By:	/s/ Claudia Drayton
Claudia Drayton
Chief Financial Officer