Form 10-Q
period 2023-03-31
Quantum-Si Inc
filed 2023-05-11
CIK 1816431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

(866) 688-7374
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

As of May 8, 2023, the registrant had 121,559,340 shares of Class A common stock outstanding and 19,937,500 shares of Class B common stock outstanding.

QUANTUM-SI INCORPORATED
FORM 10-Q
For the quarterly period ended March 31, 2023

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

●	the ability to maintain the listing of our Class A common stock on The Nasdaq Stock Market LLC (“Nasdaq”);
●	changes in applicable laws or regulations;
●	our ability to raise financing in the future;
●	the success, cost and timing of our product development activities;
●	the commercialization and adoption of our existing products and the success of any product we may offer in the future;
●	our manufacturing capabilities;
●	the potential attributes and benefits of our commercialized Platinum™ protein sequencing instrument and our other products once commercialized;
●	our ability to obtain and maintain regulatory approval for our products, and any related restrictions and limitations of any approved product;
●	our ongoing leadership transition;
●	our ability to identify, in-license or acquire additional technology;
●	our ability to maintain our existing license agreements and manufacturing arrangements;
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

These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, in Item 1A of Part II of this Quarterly Report on Form 10-Q, and in other filings that we make with the Securities and Exchange Commission. The risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$81,660	$84,319
Marketable securities	240,432	266,990
Accounts receivable, net	82	-
Inventory, net	1,708	-
Prepaid expenses and other current assets	6,135	6,873
Total current assets	330,017	358,182
Property and equipment, net	18,203	16,849
Internally developed software	887	-
Other assets	697	697
Operating lease right-of-use assets	15,221	15,757
Total assets	$365,025	$391,485
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,657	$3,903
Accrued expenses and other current liabilities	6,033	10,434
Short-term operating lease liabilities	1,406	1,369
Total current liabilities	10,096	15,706
Long-term liabilities:
Warrant liabilities	605	996
Other long-term liabilities	24	-
Operating lease liabilities	15,297	16,077
Total liabilities	26,022	32,779
Commitments and contingencies (Note 15)
Stockholders’ equity
Class A Common stock, $0.0001 par value; 600,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 121,559,340 and 120,006,757 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	12	12
Class B Common stock, $0.0001 par value; 27,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 19,937,500 shares issued and outstanding as of March 31, 2023 and December 31, 2022	2	2
Additional paid-in capital	762,274	758,366
Accumulated deficit	(423,285)	(399,674)
Total stockholders’ equity	339,003	358,706
Total liabilities and stockholders’ equity	$365,025	$391,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (in thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2023	2022
Revenue:
Product	$251	$-
Service	3	-
Total revenue	254	-
Cost of revenue	130	-
Gross profit	124	-
Operating expenses:
Research and development	18,167	18,771
Selling, general and administrative	11,178	8,369
Total operating expenses	29,345	27,140
Loss from operations	(29,221)	(27,140)
Dividend income	2,219	855
Change in fair value of warrant liabilities	391	2,647
Other income (expense), net	3,000	(11,537)
Loss before provision for income taxes	(23,611)	(35,175)
Provision for income taxes	-	-
Net loss and comprehensive loss	$(23,611)	$(35,175)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.17)	$(0.25)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	140,280,332	138,619,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Class A common stock		Class B common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance - December 31, 2021	118,025,410	$12	19,937,500	$2	$744,252	$(267,232)	$477,034
Net loss	-	-	-	-	-	(35,175)	(35,175)
Common stock issued upon exercise of stock options and vesting of restricted stock units	946,987	-	-	-	730	-	730
Stock-based compensation	-	-	-	-	(714)	-	(714)
Balance - March 31, 2022	118,972,397	$12	19,937,500	$2	$744,268	$(302,407)	$441,875

	Class A common stock		Class B common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance - December 31, 2022	120,006,757	$12	19,937,500	$2	$758,366	$(399,674)	$358,706
Net loss	-	-	-	-	-	(23,611)	(23,611)
Common stock issued upon exercise of stock options and vesting of restricted stock units	1,552,583	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	3,908	-	3,908
Balance - March 31, 2023	121,559,340	$12	19,937,500	$2	$762,274	$(423,285)	$339,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(23,611)	$(35,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	803	452
Non-cash lease expense	536	428
(Gain) loss on marketable securities (realized and unrealized)	(2,942)	11,511
Loss on disposal of fixed assets	3	-
Change in fair value of warrant liabilities	(391)	(2,647)
Change in fair value of contingent consideration	34	54
Stock-based compensation	3,908	(714)
Changes in operating assets and liabilities:
Accounts receivable, net	(82)	-
Inventory, net	(1,708)	-
Prepaid expenses and other current assets	738	883
Operating lease right-of-use assets	-	(8,490)
Accounts payable	(730)	1,481
Accrued expenses and other current liabilities	(4,537)	707
Other long-term liabilities	24	-
Operating lease liabilities	(743)	8,281
Net cash used in operating activities	$(28,698)	$(23,229)
Cash flows from investing activities:
Purchases of property and equipment	(2,574)	(2,500)
Internally developed software - capitalized costs	(887)	-
Purchases of marketable securities	-	(802)
Sales of marketable securities	29,500	25,000
Net cash provided by investing activities	$26,039	$21,698
Cash flows from financing activities:
Proceeds from exercise of stock options	-	730
Net cash provided by financing activities	$-	$730
Net decrease in cash and cash equivalents	(2,659)	(801)
Cash and cash equivalents at beginning of period	84,319	35,785
Cash and cash equivalents at end of period	$81,660	$34,984
Supplemental disclosure of noncash information:
Noncash acquisition of property and equipment	$847	$1,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2023 AND DECEMBER 31, 2022
AND FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(in thousands, except share and per share amounts)
(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Quantum-Si Incorporated (including its subsidiaries, the “Company” or “Quantum-Si”) was originally incorporated in Delaware on June 10, 2020 as a special purpose acquisition company under the name HighCape Capital Acquisition Corp. (“HighCape”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving HighCape and one or more businesses. On June 10, 2021 (the “Closing”), the Company consummated the transactions contemplated by the Business Combination Agreement, dated February 18, 2021 (the “Business Combination Agreement”), by and among HighCape, Tenet Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and Quantum-Si Incorporated, a Delaware corporation (“Legacy Quantum-Si”).

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP, on an annual reporting basis.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2023, or any other period.

Except for revenue, inventory and capitalized software development costs discussed elsewhere in this note, there have been no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The estimates of the impact on the Company’s business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or address its impact and the economic impact on local, regional, national and international markets as well as other changes in macroeconomic factors. While the Company is unable to predict the full impact that the COVID-19 pandemic will have on the Company’s future results of operations, liquidity and financial condition due to numerous uncertainties, including the actions that may be taken by government authorities across the United States, adverse changes in macroeconomic conditions, if sustained or recurrent, could result in significant changes in costs going forward with material adverse effect on the Company’s operating results, financial condition, and cash flows.

The Company has not incurred any significant impairment losses in the carrying values of the Company’s assets as a result of the COVID-19 pandemic and is not aware of any specific related event or circumstance that would require the Company to revise its estimates reflected in its condensed consolidated financial statements. On May 11, 2023, the federal public health emergency for COVID-19, declared under Section 319 of the Public Health Service Act, expired.

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

In addition, although the Company has no operations in or direct exposure to Russia or Ukraine, the Company has experienced some constraints in product and material availability and increasing costs required to obtain some materials and supplies as a result of the impact of the Russia-Ukraine military conflict on the global economy. To date, the Company’s business has not been materially impacted by the conflict, however, as the conflict continues or worsens, it may impact the Company’s business, financial condition, results of operations or cash flows.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and marketable securities. As of March 31, 2023 and December 31, 2022, substantially all of the Company’s marketable securities were invested in fixed income mutual funds at one financial institution. The Company also maintains balances in certain operating accounts above federally insured limits. After considering the dividend income derived from such investments, the Company has not recognized any significant realized losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents and marketable securities.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions about future events that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates and assumptions. Significant estimates and assumptions include:

●	valuation allowance with respect to deferred tax assets;

●	assumptions used for leases;

●	valuation of warrant liabilities; and

●	assumptions underlying the fair value used in the calculation of the stock-based compensation.

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

Investments in Marketable Securities

The Company’s investments in marketable securities are classified as trading securities and consist of ownership interests in fixed income mutual funds. The securities are stated at fair value, as determined by quoted market prices. As the securities have readily determinable fair value, unrealized gains and losses are reported as Other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. Subsequent gains or losses realized upon redemption or sale of these securities are also recorded as Other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. Dividends on marketable securities are recognized as income when declared. The Company considers all of its investments in marketable securities as available for use in current operations and therefore classifies these securities within current assets on the condensed consolidated balance sheets.

For the three months ended March 31, 2023 and 2022, the Company reported unrealized gains of $5,110 and unrealized losses of $11,511, respectively, related to securities held as of March 31, 2023 and 2022.   Realized losses related to securities that matured or were sold during the three months ended March 31, 2023 and 2022 were $2,168 and $50, respectively.  For the three months ended March 31, 2023 and 2022, the Company recognized $2,219 and $855, respectively, in dividend income from marketable securities.

Accounts Receivable, Net

Accounts receivable, net is stated as the amount the Company expects to collect. The Company maintains an allowance for estimated credit losses resulting from the inability of its customers to make required payments. As of March 31, 2023, the allowance for estimated credit losses was $0.

Inventory, Net

The Company’s inventory consists of raw materials, work in process and finished goods produced internally and at third-party manufacturers. Inventory is valued at the lower of actual cost (“first-in, first-out”) or market. Inventory values include not only standard costs, but also certain manufacturing variances and other product related costs incurred in producing or procuring the inventory on hand. Inventory includes allowances for: obsolescence; expired inventory; standard cost revisions; and lower of cost or market adjustments. The Company writes down specifically identified unusable, obsolete, or known unsalable inventory in the period that it is first recognized by using several factors including product expiration dates, open and unfulfilled orders and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis that will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory will be recorded in Cost of revenue on the Company’s condensed consolidated statements of operations and comprehensive loss. As of March 31, 2023, the inventory reserves was $0.

Cost of Revenue

Cost of revenue primarily consists of product and service costs including material costs, personnel costs and benefits, inbound and outbound freight, packaging, warranty replacement costs, facilities costs, depreciation and amortization expense, and inventory obsolescence and write-offs.

Warranty

The Company offers a free 12-month warranty to customers with the initial purchase of a Platinum™ instrument. The cost of the warranty is accrued upon the initial purchase of an instrument in Accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Leases

At inception, the Company determines if an arrangement is a lease in accordance with Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), and records right-of-use (“ROU”) assets and lease liabilities on the condensed consolidated balance sheets at lease commencement.

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

The Company expenses monthly rental payments as incurred in Cost of revenue, Research and development and Selling, general and administrative in the condensed consolidated statements of operations and comprehensive loss. The Company’s lease agreements contain variable lease costs for common area maintenance, utilities, taxes and insurance, which are expensed as incurred.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when the Company determines a triggering event has occurred. When a triggering event has occurred, each impairment test is based on a comparison of the future expected undiscounted cash flow to the recorded value of the asset. If the recorded value of the asset is less than the undiscounted cash flow, the asset is written down to its estimated fair value. No impairments were recorded for the three months ended March 31, 2023 or 2022.

Capitalized Software Development Costs

The Company capitalizes certain internal use software development costs related to its SaaS platform incurred during the application development stage when management with the relevant authority authorizes and commits to the funding of the project, it is probable that the project will be completed, and the software will be used as intended. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable that the expenditures will result in additional functionality. Costs related to preliminary project activities and to post-implementation activities are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, which is generally two years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of the assets. Capitalized costs are recorded as Internally developed software in the condensed consolidated balance sheets. Amortization expense related to Internally developed software is expected to be $333 for the remainder of the year ending December 31, 2023 and $443 and $111 for the years ending December 31, 2024 and 2025, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers.”

Revenue is recognized when or as a customer obtains control of the promised goods and services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for these goods and services. To achieve this core principle, the Company applies the following five steps:

●
Step 1: Identify Contracts with Customers: The Company executes contracts in the form of purchase orders with its customers for the sale of products, which includes instruments and consumables, and services, which includes service maintenance contracts, cloud subscription access, proof of concept services, and advanced training for instrument use.

The Company’s customers submit a purchase order in accordance with the Company’s terms and conditions of sale. The purchase order specifies the goods or services that the customer wishes to purchase from the Company.

The five specific criteria for accounting for a contract under ASC 606 are:

a.	Contract approval and commitment of parties: Customer submits a purchase order (“PO”) and the Company accepts.
b.	Identification of rights and obligations: PO is compared to terms and conditions to ensure alignment.
c.	Identification of payment terms: e.g. Net 30.
d.	Commercial substance: Evidenced by fees exchanged for goods and services.
e.	Collectability is probable: Credit check measures performed before PO is accepted.
●
Step 2: Identify Performance Obligations: Identifying the separately identifiable performance obligations in a contract involves two steps: (i) identifying the promised goods or services and (ii) determining which of those promised goods or services represent distinct performance obligations.

●
Step 3: Determine Transaction Price: The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for providing goods or services under the contract. The Company estimates the transaction price at contract inception, including any variable consideration, and updates the estimate each reporting period for any changes in circumstances. When determining the transaction price, the Company assumes that the goods or services will be transferred to the customer based on the terms of the existing contract and does not take into consideration the possibility of a contract being canceled, renewed, or modified.

●
Step 4: Allocate Transaction Price to Performance Obligations: The Company allocates transaction price to the performance obligations in a contract with a customer, based on the relative standalone selling price of each performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information and specific factors such as competitive positioning, internal costs, profit objectives, and internally approved pricing guidelines related to the performance obligation. The Company currently generates its revenue from products and services.

●
Step 5: Recognize Revenue as Performance Obligations are Satisfied: The final step in the revenue model is to recognize the transaction price allocated to a performance obligation as revenue when (or as) the performance obligation is satisfied. The Company’s performance obligation is satisfied for goods upon shipment to the customer; this would include instruments and consumables.  The Company’s performance obligation is satisfied for services in accordance with ASC 606 guidance; service maintenance contracts and cloud subscription access are straight-lined over the subscription period; proof of concept services and advanced training upon completion. Freight revenue is recognized as Product revenue in the condensed consolidated statements of operations and comprehensive loss upon product shipment.

Deferred Revenue

Deferred revenue primarily consists of billings and payments received in advance of revenue recognition from service maintenance contracts effective after the first year and cloud subscription access, and is reduced as the revenue recognition criteria are met. The Company’s service maintenance contracts include hardware maintenance and support. Deferred revenue also includes proof of concept services and advanced training provided to customers until the service has been performed.  Deferred revenue is classified as current or non-current based on expected revenue recognition timing. Specifically, deferred revenue that will be recognized as revenue within the succeeding 12-month period is recorded as current and is included within Accrued expenses and other current liabilities, and the portion of deferred revenue where revenue is expected to be recognized beyond 12 months from the reporting date is recorded as non-current deferred revenue and is included in Other long-term liabilities in the Company’s condensed consolidated balance sheets.

Warrant Liabilities

The Company’s outstanding warrants include publicly-traded warrants (the “Public Warrants”) which were issued as one-third of one redeemable warrant per unit issued during HighCape’s initial public offering on September 9, 2020, and warrants sold in a private placement (the “Private Warrants”) to HighCape’s sponsor, HighCape Capital Acquisition LLC (the “Sponsor”). The Company evaluated its warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public Warrants and Private Warrants meet the definition of a derivative under ASC 815-40, the Company recorded these warrants as long-term liabilities on the condensed consolidated balance sheet at fair value upon the Closing of the Business Combination, with subsequent changes in their respective fair values recognized in the condensed consolidated statements of operations and comprehensive loss at each reporting date.

Recently Issued Accounting Pronouncements

Accounting pronouncements issued but not yet adopted

No new accounting pronouncement issued or effective during the three months ended March 31, 2023 had, or is expected to have, a material impact on the Company’s condensed consolidated financial statements.

3. ACQUISITION

Majelac Technologies LLC

Pursuant to the terms and conditions of an Asset Purchase Agreement by and among the Company, Majelac Technologies LLC (“Majelac”), and certain other parties, on November 5, 2021 (the “Majelac Closing Date”), the Company acquired certain assets and assumed certain liabilities of Majelac, a privately-owned company providing semiconductor chip assembly and packaging capabilities located in Pennsylvania, for $4,632 in cash including $132 in reimbursement for certain recently purchased equipment, and 535,715 shares of Class A common stock, valued at $4,232, issued to Majelac subject to certain restrictions. An additional 59,523 shares of Class A common stock valued at $471 were issued to Majelac 12 months after the Majelac Closing Date on November 7, 2022. The Company also assumed the legal fees of Majelac of $50. Additional purchase price consideration of $500 in cash was to be paid six months after the Majelac Closing Date less any amount that could be required by the buyer indemnitees to satisfy any unresolved claims for indemnification, if any. The Company agreed to pay additional milestone-based consideration of up to $800, which was fair valued at $531. On May 4, 2022, the Company paid Majelac $900 in cash, which consisted of $500 for the additional purchase price consideration and $400 (fair value of $348 at the Majelac Closing Date) for the first of two milestones that was met. The second milestone must be met by November 1, 2023 in order to be payable.

The acquisition brought semiconductor chip assembly and packaging capabilities in-house and secured the Company’s supply chain to support its commercialization efforts. Prior to the acquisition, Majelac was a vendor of the Company.

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

Acquisition-related costs recognized during the three months ended March 31, 2023 and 2022 including transaction costs such as legal, accounting, valuation and other professional services, were $0 and $25, respectively, and are included in Selling, general and administrative on the condensed consolidated statements of operations and comprehensive loss.

4. REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of revenue. The Company believes that product revenue and service revenue aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Total revenue for the three months ended March 31, 2023 was all generated from domestic sales.

Deferred Revenue

Deferred revenue is a contract liability that consists of customer payments received in advance of performance and billings in excess of revenue recognized, net of revenue recognized from the balance at the beginning of the period.

The amount of revenue recognized during the three months ended March 31, 2023 that was included in the deferred revenue balance of $73 at December 31, 2022 was $69.

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2023, the Company had remaining performance obligations amounting to $41, $17 of which is included within Accrued expenses and other current liabilities and $24 within Other long-term liabilities in the Company’s condensed consolidated balance sheets. The Company expects to recognize approximately 30% of its remaining performance obligations as revenue for the remainder of the year ending December 31, 2023, and an additional 70% for the year ending December 31, 2024 and thereafter.

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

The carrying value of cash and cash equivalents, accounts payable and accrued expenses and other current liabilities approximates their fair values due to the short-term or on demand nature of these instruments. Fixed income mutual funds were valued using quoted market prices and accordingly were classified as Level 1. There were no transfers between fair value measurement levels during the three months ended March 31, 2023.

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

The Public Warrants and Private Warrants were carried at fair value as of March 31, 2023 and December 31, 2022. The Public Warrants were valued using Level 1 inputs as they are traded in an active market. The Private Warrants were valued using a binomial lattice model, which results in a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Warrants was the expected volatility of the Company’s Class A common stock. The expected volatility was based on consideration of the implied volatility from the Company’s own Public Warrant pricing and on the historical volatility observed at guideline public companies. As of March 31, 2023, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 75.8%, (ii) risk-free interest rate of 3.80%, (iii) strike price of $11.50, (iv) fair value of common stock of $1.76, and (v) expected life of 3.2 years. As of December 31, 2022, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 75.1%, (ii) risk-free interest rate of 4.10%, (iii) strike price of $11.50, (iv) fair value of common stock of $1.83, and (v) expected life of 3.4 years.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
March 31, 2023:
Assets:
Cash and cash equivalents - Money Market	$79,798	$79,798	$-	$-
Marketable securities	240,432	240,432	-	-
Total assets at fair value on a recurring basis	$320,230	$320,230	$-	$-

Liabilities:
Public Warrants	$575	$575	$-	$-
Private Warrants	30	-	-	30
Total liabilities at fair value on a recurring basis	$605	$575	$-	$30

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
December 31, 2022:
Assets:
Cash and cash equivalents - Money Market	$83,079	$83,079	$-	$-
Marketable securities	266,990	266,990	-	-
Total assets at fair value on a recurring basis	$350,069	$350,069	$-	$-

Liabilities:
Public Warrants	$958	$958	$-	$-
Private Warrants	38	-	-	38
Total liabilities at fair value on a recurring basis	$996	$958	$-	$38

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, are recorded at historical cost and consist of the following:

	March 31, 2023	December 31, 2022
Laboratory and production equipment	$14,656	$14,031
Computer equipment	1,146	1,073
Software	188	188
Furniture and fixtures	218	218
Leasehold improvements	1,333	1,308
Construction in process	7,663	6,234
Property and equipment, gross	25,204	23,052
Less: Accumulated depreciation and amortization	(7,001)	(6,203)
Property and equipment, net	$18,203	$16,849

Depreciation and amortization expense amounted to $803 and $452 for the three months ended March 31, 2023 and 2022, respectively.  The Company had losses on disposals of $3 relating to property and equipment of $8 with accumulated depreciation and amortization of $5 for the three months ended March 31, 2023.  There were no gains or losses on disposals for the three months ended March 31, 2022.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2023	December 31, 2022
Employee compensation and benefits	$2,828	$5,548
Contracted services	1,918	3,616
Business acquisition costs and contingencies	377	343
Legal fees	875	839
Other	35	88
Total accrued expenses and other current liabilities	$6,033	$10,434

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

Lease-related costs for the three months ended March 31, 2023  and 2022 are as follows:

	Three months ended March 31,
	2023	2022
Operating lease cost	$853	$725
Short-term lease cost	129	104
Variable lease cost	394	286
Total lease cost	$1,376	$1,115

Other information related to operating leases as of March 31, 2023 and December 31, 2022 is as follows:

	March 31,	December 31,
	2023	2022
Weighted-average remaining lease term (years)	7.1	7.3
Weighted-average discount rate	7.9%	7.9%

The following table provides certain cash flow and supplemental cash flow information related to the Company’s lease liabilities for the three months ended March 31, 2023  and 2022:

	Three months ended March 31,
	2023	2022
Operating cash paid to settle operating lease liabilities	$1,059	$310

Right-of-use assets obtained in exchange for lease liabilities	$-	$8,490

Future minimum lease payments under non-cancellable leases as of March 31, 2023 are as follows:

Operating Leases
Remainder of 2023	$3,225
2024	4,394
2025	4,507
2026	4,590
2027	4,554
Thereafter	12,811
Total undiscounted lease payments	$34,081
Less: Imputed interest	8,274
Less: Lease incentives (1)	9,104
Total lease liabilities	$16,703

(1)	Includes lease incentives that may be realized in 2023 for the costs of leasehold improvements.

In December 2021, the Company signed a 10-year lease for approximately 67,000 square feet of space located at 115 Munson Street in New Haven, Connecticut.  The lease commenced on January 8, 2022 with rent payments beginning on July 7, 2022.  Under the lease, the landlord contractually agreed to reimburse the Company for up to $9,104 in improvements to the space, to be used for such improvements as the Company deems “necessary or desirable”.  On September 13, 2022, the Company filed a lawsuit against the landlord, alleging that the landlord has: (i) refused to reimburse the Company for costs related to improvements already incurred and submitted; (ii) delayed the Company’s completion of improvements, in order to avoid reimbursing the costs of those improvements; and (iii) improperly rejected the Company’s proposed improvement plans.

The Company accounted for the $9,104 of lease incentives as an offset to the lease liability recorded at the inception of the lease.  From the total lease incentives, the Company has incurred and recognized leasehold improvements of approximately $1,100 related to reimbursable construction costs included in construction in progress within property and equipment, net on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.  Although the Company believes it is contractually entitled to the $9,104 of lease incentives, based on the current status of the litigation, the Company cannot determine the likely outcome or estimate the impact on such carrying values.

9. EQUITY INCENTIVE PLAN

The Company’s 2013 Employee, Director and Consultant Equity Incentive Plan, as amended on March 12, 2021 (the “2013 Plan”), was originally adopted by its Board of Directors and stockholders in September 2013. In connection with the Closing of the Business Combination, the Company adjusted the equity awards. The adjustments to the awards did not result in incremental expense as the equitable adjustments were made pursuant to a preexisting nondiscretionary antidilution provision in the 2013 Plan, and the fair-value, vesting conditions, and classification are the same immediately before and after the modification. In connection with the Business Combination, HighCape’s stockholders approved and adopted the Quantum-Si Incorporated 2021 Equity Incentive Plan (the “2021 Plan”) and the Company no longer makes issuances under the 2013 Plan. The 2021 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2021 Plan. As of March 31, 2023 and December 31, 2022, there were 9,940,335 and 9,133,702 shares, respectively, available for issuance under the 2021 Plan.

On November 9, 2022, the Company granted its Chief Executive Officer two performance-based stock option grants of 1,390,000 each, for a total of 2,780,000 performance-based stock options to purchase shares of Class A common stock. These awards are inducement awards pursuant to Nasdaq Rule 5635(c)(4) and the stock options were not granted pursuant to the 2013 Plan or the 2021 Plan.

Stock option activity

During the three months ended March 31, 2023, the Company granted an aggregate of 5,175,550 stock option awards to participants, with vesting subject to the participant’s continued employment with the Company through the applicable vesting dates. Stock-based compensation related to stock options for the three months ended March 31, 2023 and 2022 was $2,279 and $1,494, respectively.

A summary of the stock option activity is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	19,427,755	$3.69	8.68	$378
Granted	5,175,550	1.82
Exercised	-	-
Forfeited	(384,413)	4.88
Outstanding at March 31, 2023	24,218,892	$3.27	8.77	$359
Options exercisable at March 31, 2023	5,457,016	$4.03	6.49	$316
Vested and expected to vest at March 31, 2023	21,144,855	$3.30	8.67	$352

Restricted stock unit activity

During the three months ended March 31, 2023, the Company did not grant any restricted stock unit (“RSU”) awards. Stock-based compensation related to RSU awards for the three months ended March 31, 2023 and 2022 was $1,629 and $(2,208), respectively. The $(2,208) for the three months ended March 31, 2022 included a reversal of stock-based compensation for the Company’s former Chief Executive Officer as the service condition of certain awards previously granted were not met.

A summary of the RSU activity is presented in the table below:

	Number of Shares Underlying RSUs	Weighted Average Grant- Date Fair Value
Outstanding non-vested RSUs at December 31, 2022	2,018,449	$8.41
Granted	-	-
Vested	(1,552,583)	8.53
Forfeited	-	-
Outstanding non-vested RSUs at March 31, 2023	465,866	$8.02

The Company’s stock-based compensation is allocated to the following operating expense categories as follows:

	Three months ended March 31,
	2023	2022
Research and development	$967	$1,192
Selling, general and administrative	2,941	(1,906)
Total stock-based compensation	$3,908	$(714)

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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three months ended March 31,
	2023	2022
Numerator
Net loss	$(23,611)	$(35,175)
Numerator for basic and diluted EPS - loss attributable to common stockholders	$(23,611)	$(35,175)
Denominator
Common stock	140,280,332	138,619,929
Denominator for basic and diluted EPS - weighted-average common stock	140,280,332	138,619,929
Basic and diluted net loss per share	$(0.17)	$(0.25)

Since the Company was in a net loss position for all periods presented, the basic net loss per shares calculation excludes preferred stock as it did not participate in net losses of the Company. Additionally, net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	Three months ended March 31,
	2023	2022
Outstanding options to purchase common stock	24,218,892	11,365,205
Outstanding restricted stock units	465,866	2,311,634
Outstanding warrants	3,968,319	3,968,319
	28,653,077	17,645,158

11. WARRANT LIABILITIES

Public Warrants

As of March 31, 2023 and December 31, 2022, there were an aggregate of 3,833,319 outstanding Public Warrants, which entitle the holder to acquire Class A common stock. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment as discussed below, beginning on September 9, 2021. The warrants will expire on June 10, 2026 or earlier upon redemption or liquidation.

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

Private Warrants

As of March 31, 2023 and December 31, 2022, there were 135,000 Private Warrants outstanding. The Private Warrants are identical to the Public Warrants, except that so long as they are held by the Sponsor or any of its permitted transferees, (i) the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or saleable until 30 days after the completion of the Business Combination, (ii) the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and (iii) the Private Warrants are not subject to the Company’s redemption option at the price of $0.01 per warrant. The Private Warrants are subject to the Company’s redemption option at the price of $0.01 per warrant, provided that the other conditions of such redemption are met, as described above. If the Private Warrants are held by a holder other than the Sponsor or any of its permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants.

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

The fair value of warrant liabilities was $605 and $996 as of March 31, 2023 and December 31, 2022, respectively.  The Company recognized gains of $391  and $2,647 as a Change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, respectively. There were no exercises or redemptions of the Public Warrants or Private Warrants during the three months ended March 31, 2023 or 2022.

12. INCOME TAXES

Income taxes for the three months ended March 31, 2023 and 2022 are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, if they occur. The Company’s estimated annual effective tax rate was 0.0% for the three months ended March 31, 2023 and 2022. The primary reconciling items between the federal statutory rate of 21.0% for these periods and the Company’s overall effective tax rate of 0.0% were related to the effects of deferred state income taxes, nondeductible stock-based compensation, changes in the fair value of warrant liabilities, research and development credits, and the valuation allowance recorded against the full amount of its net deferred tax assets.

A valuation allowance is required when it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of sufficient future taxable income during the period in which the Company’s related temporary differences become deductible. The Company has recorded a full valuation allowance against its net deferred tax assets as of March 31, 2023 and December 31, 2022 since management believes that based on the earnings history of the Company, it is more likely than not that the benefits of these assets will not be realized.

13. RELATED PARTY TRANSACTIONS

The Company utilizes and subleases office and laboratory space in a building owned by a related party. The Company paid $80 under month-to-month lease arrangements for this space for the three months ended March 31, 2023 and 2022, respectively.

The Company was a party to an Amended and Restated Technology Services Agreement (the “ARTSA”), most recently amended on November 11, 2020, by and among 4Catalyzer Corporation (“4C”), the Company and other participant companies controlled by the Rothberg family. The Company entered into a First Addendum to the ARTSA on February 17, 2021 pursuant to which the Company agreed to terminate its participation under the ARTSA no later than immediately prior to the Effective Time of the Business Combination, resulting in the termination of the Company’s participation under the ARTSA on June 10, 2021. In connection with the termination of the Company’s participation under the ARTSA, the Company terminated its lease agreement with 4C and negotiated an arm’s length lease agreement. Under the ARTSA, the Company and the other participant companies had agreed to share certain non-core technologies, which means any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant and subject to certain restrictions on use. The ARTSA also provided for 4C to perform certain services for the Company and each other participant company such as monthly administrative, management and technical consulting services to the Company which were pre-funded approximately once per quarter. The Company incurred expenses of $126 and $210, which included $27 and $50 under month-to-month sublease arrangements for office and laboratory spaces from 4C, during the three months ended March 31, 2023 and 2022, respectively. The amounts advanced and due to 4C at March 31, 2023 and December 31, 2022, related to operating expenses were $56 and $70, respectively, and are included in Accrued expenses and other current liabilities on the condensed consolidated balance sheets. The amounts advanced and due from 4C at March 31, 2023 and December 31, 2022, related to operating expenses were $0 and $37, respectively, and are included in Prepaid expenses and other current assets on the condensed consolidated balance sheets.

The ARTSA also provided for the participant companies to provide other services to each other. The Company also had transactions with other entities under common ownership, which included payments made to third parties on behalf of the Company and payments made by the Company to third parties on behalf of the other entities. There were no amounts remaining payable to the Company or from the Company at March 31, 2023 and December 31, 2022.

On September 20, 2021, the Company entered into a Binders Collaboration (the “Collaboration”) with Protein Evolution, Inc. (“PEI”) to develop technology and methods in the field of nanobodies and potentially other binders to produce novel biological reagents and related data. The Collaboration was made pursuant to and governed by the Technology and Services Exchange Agreement, effective as of June 10, 2021, by and among the Company and the participants named therein, including PEI. Dr. Rothberg serves as Chairman of the Board of Directors of PEI and the Rothberg family are controlling stockholders of PEI. Effective March 31, 2022, the Collaboration with PEI was terminated, and the Company paid a final payment of $1,135 under the Collaboration for all services rendered.

Effective October 1, 2022, the Company entered into a Protein Engineering Collaboration (the “New Collaboration”) with PEI to develop technology and methods in the field of nanobodies and potentially other binders to produce novel biological reagents and related data. The New Collaboration was made pursuant to and governed by the Technology and Services Exchange Agreement, effective as of June 10, 2021, by and among the Company and the participants named therein, including PEI. Dr. Rothberg serves as Chairman of the Board of Directors of PEI and the Rothberg family are controlling stockholders of PEI.  The Company incurred expenses of $73 during the three months ended March 31, 2023 related to the New Collaboration.  The amounts advanced and due from PEI at March 31, 2023 and December 31, 2022 related to operating expenses were $118 and $45, respectively, and are included in Prepaid expenses and other current assets on the condensed consolidated balance sheets.

Effective November 1, 2022, the Company entered into an Advisory Agreement with Dr. Rothberg (the “Advisory Agreement”), pursuant to which Dr. Rothberg serves as Chairman of the Board, advises the Chief Executive Officer and the Board on strategic matters, and provides consulting, business development and similar services on matters relating to our current, future and potential scientific and strategic initiatives and such other consulting services reasonably requested from time to time. Pursuant to the Advisory Agreement, as compensation for the services provided thereunder, in March 2023, the Company granted Dr. Rothberg an option to purchase 250,000 shares of Class A common stock pursuant to the 2021 Plan. In connection with the Advisory Agreement, Dr. Rothberg’s title was changed from Executive Chairman to Chairman of the Board.

Dr. Rothberg also receives fees as the Company’s Chairman of the Board of Directors and a member of the Board and Nominating and Corporate Governance Committee. The Company paid $32 and $114 to Dr. Rothberg for the three months ended March 31, 2023 and 2022, respectively, for all services provided to the Company.

14. RESTRUCTURING

During the quarter ended March 31, 2023, the Company committed to an organizational restructuring designed to decrease its costs and create a more streamlined organization to support its business. As a result, the Company terminated approximately 12% of its workforce, effective in the first quarter of 2023. The Company substantially completed the restructuring in the first quarter of 2023. During the three months ended March 31, 2023, the Company recognized $813 of restructuring costs primarily for cash severance costs and other severance benefits, which included $636 and $177 recognized in Research and development and in Selling, general and administrative, respectively, in the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2023, the Company recorded $129 of a restructuring liability, which is included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

15. COMMITMENTS AND CONTINGENCIES

Commitments

Licenses related to certain intellectual property:

The Company licenses certain intellectual property, some of which may be utilized in its future product offering. To preserve the right to use such intellectual property, the Company is required to make annual minimum fixed payments totaling $211. The Company commercialized its PlatinumTM protein sequencing instrument and began to generate revenue in 2023.  As a result, there will be royalties payable by the Company based on the current anticipated utilization.  During the three months ended March 31, 2023, the Company recognized expenses related to royalties of $3, which is included within Cost of revenue in the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2023, the Company owed $3 in royalties payable which is recorded in Accounts payable on the condensed consolidated balance sheets.

Other commitments:

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the three months ended March 31, 2023 and 2022.

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

Other

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

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2022 contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2023 and (iii) our other public reports filed with the SEC. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022, and this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” or “Quantum-Si” are intended to mean the business and operations of Quantum-Si Incorporated and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three months ended March 31, 2023 and 2022, respectively, present the financial position and results of operations of Quantum-Si Incorporated and its consolidated subsidiaries.

Overview

We are an innovative life sciences company with the mission of transforming single-molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell. We have developed a proprietary universal single-molecule detection platform that we are first applying to proteomics to enable Next-Generation Protein Sequencing (“NGPS”), the ability to sequence proteins in a massively parallel fashion (rather than sequentially, one at a time), that can be used for the study of nucleic acids. We believe that with the ability to sequence proteins in a massively parallel fashion and offer a simplified workflow with a faster turnaround time, NGPS has the potential to unlock significant biological information through improved resolution and unbiased access to the proteome at a speed and scale that is not available today. Traditionally, proteomic workflows to sequence proteins required days or weeks to complete. Our platform is designed to offer a single-day workflow including both sample preparation and sequencing. Our platform is comprised of the Carbon™ automated sample preparation instrument, the Platinum™ NGPS instrument, the Quantum-Si Cloud™ software service, and reagent kits and chips for use with our instruments. We intend to follow a systematic, phased approach to continue to successfully launch our platform, for research use only (“RUO”). We believe we are the first company to successfully enable NGPS on a semiconductor chip, thus digitizing a massive proteomics opportunity, which allows for a massively parallel solution at the ultimate level of sensitivity —single-molecule detection.

We believe that our platform offers a differentiated end-to-end workflow solution in a rapidly evolving proteomics tools market. Within our initial focus market of proteomics, our workflow is designed to provide users a seamless opportunity to gain key insights into the immediate state of biological pathways and cell state. Our platform aims to address many of the key challenges and bottlenecks with legacy proteomic solutions, such as mass spectrometry (“MS”), which are complicated and often limited by manual sample preparation workflows, high instrument costs both in terms of acquisition and ownership and complexity with data analysis, which together prevent broad adoption. We believe our platform, which is designed to streamline sample preparation, sequencing, and data analysis at a lower instrument cost than legacy proteomic solutions, could allow our product to have wide utility across the study of the proteome. For example, our platform could be used for biomarker discovery and disease detection, pathway analysis, immune response, and vaccine development, among other applications.

In 2021, we introduced our Platinum early access program to sites with participation from leading academic centers and key industry partners. The early access program introduced the Platinum single-molecule sequencing system to key opinion leaders across the globe, for both expansion and development of applications and workflows.  We launched the PlatinumTM protein sequencing instrument and started to take orders in December 2022. We began commercial shipments of the Platinum™ protein sequencing instrument in January 2023.

Total revenue for the three months ended March 31, 2023 was $0.3 million.  As of March 31, 2023, our backlog was approximately $0.2 million.  We define backlog as purchase orders or signed contracts from our customers, which we believe are firm and for which we have not yet recognized revenue. We expect to convert this backlog to revenue during the second quarter of 2023; however, our ability to do so is subject to customers who may seek to cancel or delay their orders even if we are prepared to fulfill them.

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

The estimates of the impact on our business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or address its impact and the economic impact on local, regional, national and international markets as well as other changes in macroeconomic factors. While we are unable to predict the full impact that the COVID-19 pandemic will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the actions that may be taken by government authorities across the United States, adverse changes in macroeconomic conditions, if sustained or recurrent, could result in significant changes in costs going forward with material adverse effect on our operating results, financial condition, and cash flows.

We have not incurred any impairment losses in the carrying values of our assets as a result of the COVID-19 pandemic and are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in our condensed consolidated financial statements. On May 11, 2023, the federal public health emergency for COVID-19, declared under Section 319 of the Public Health Service Act, expired.

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

In addition, although we have no operations in or direct exposure to Russia or Ukraine, we have experienced some constraints in product and material availability and increasing costs required to obtain some materials and supplies as a result of the impact of the Russia-Ukraine military conflict on the global economy. To date, our business has not been materially impacted by the conflict, however, as the conflict continues or worsens, it may impact our business, financial condition, results of operations or cash flows.

Recent Developments

In April 2023, we informed the contract manufacturer who manufactures our Platinum and Carbon instruments that we intend to wind down the relationship and transition to a different contract manufacturer. In connection with the wind down, we intend to issue a last time buy order for finished instruments. Although the relationship was not subject to a contractual arrangement, we expect to negotiate the purchase of certain inventory parts and components currently owned and held by the contract manufacturer. We expect to have negotiated terms by the end of the third quarter.

On May 2, 2023, we announced that Jeffry Keyes was appointed by our Board of Directors as our Chief Financial Officer and Treasurer, effective on the date he commences employment with us on or before May 15, 2023 (the “Appointment Date”). In addition, on April 27, 2023, we and Claudia Drayton, our current Chief Financial Officer and Treasurer, mutually determined that Ms. Drayton will step down from such roles, effective as of the Appointment Date, and Ms. Drayton will assist with the transition by serving as a senior advisor to us until June 30, 2023.

Description of Certain Components of Financial Data

Revenue

Revenue is derived from sales of products and services.  Product revenue is generated from the following sources: (i) instrument sales of our Platinum instrument and (ii) consumables, which consist of sales of our sequencing reagents, chips, and library reagents.  Service revenue is generated from service maintenance contracts, cloud subscription access, proof of concept services and advanced training for instrument use.  Freight revenue is recognized as Product revenue in the condensed consolidated statements of operations and comprehensive loss upon product shipment.

See Note 2 “Summary of Significant Accounting Policies” in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding our revenue recognition policies.

Cost of revenue

Cost of revenue primarily consists of product and service costs including material costs, personnel costs and benefits, inbound and outbound freight, packaging, warranty replacement costs, facilities costs, depreciation and amortization expense, and inventory obsolescence and write-offs.

Research and development

Research and development expenses primarily consist of personnel costs and benefits, stock-based compensation, lab supplies, consulting and professional services, fabrication services, facilities costs, depreciation and amortization expense, software, and other outsourced expenses. Research and development expenses are expensed as incurred. All of our research and development expenses are related to developing new products and services.

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

Other income (expense), net

Other income (expense), net primarily consists of realized and unrealized losses on fixed income mutual funds in marketable securities.

Provision for income taxes

We utilize the asset and liability method of accounting for income taxes where deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized. We recorded a full valuation allowance as of March 31, 2023 and 2022. Based on the available evidence, we believe that it is more likely than not that we will be unable to utilize all of our deferred tax assets in the future.

Results of Operations

The following is a discussion of our results of operations for the three months ended March 31, 2023 and 2022 and our accounting policies are described in Note 2 “Summary of Significant Accounting Policies” in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended March 31,
(in thousands, except for % changes)	2023	2022	% Change
Revenue:
Product	$251	$-	nm
Service	3	-	nm
Total revenue	254	-	nm
Cost of revenue	130	-	nm
Gross profit	124	-	nm
Operating expenses:
Research and development	18,167	18,771	(3.2)%
Selling, general and administrative	11,178	8,369	33.6%
Total operating expenses	29,345	27,140	8.1%
Loss from operations	(29,221)	(27,140)	7.7%
Dividend income	2,219	855	159.5%
Change in fair value of warrant liabilities	391	2,647	(85.2)%
Other income (expense), net	3,000	(11,537)	(126.0)%
Loss before provision for income taxes	(23,611)	(35,175)	(32.9)%
Provision for income taxes	-	-	nm
Net loss and comprehensive loss	$(23,611)	$(35,175)	(32.9)%

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenue

	Three months ended March 31,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Total revenue	$254	$-	$254	nm

Total revenue increased by $0.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to revenue recognized on the sale of PlatinumTM instruments and kits. We launched the PlatinumTM instrument and started to take orders in December 2022. We began commercial shipments of the Platinum™ protein sequencing instrument in January 2023.

Cost of revenue

	Three months ended March 31,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Cost of revenue	$130	$-	$130	nm

Cost of revenue increased by $0.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to costs associated with the sale of PlatinumTM instruments and kits.  We launched the PlatinumTM instrument and started to take orders in December 2022. We began commercial shipments of the Platinum™ protein sequencing instrument in January 2023.

Research and development

	Three months ended March 31,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Research and development	$18,167	$18,771	$(604)	(3.2)%

Research and development expenses decreased by $0.6 million, or 3.2%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.  The decrease was primarily due to a decrease of $1.0 million related to internal and external product development activities, $0.9 million of internally developed software costs that were capitalized as a result of product development milestones that were met during the three months ended March 31, 2023 and $0.2 million of reduced stock-based compensation.  These decreases were partially offset by an increase of $1.5 million of payroll costs as a result of increased headcount and the payment of severance costs in connection with the restructuring efforts announced during the three months ended March 31, 2023.

Selling, general and administrative

	Three months ended March 31,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Selling, general and administrative	$11,178	$8,369	$2,809	33.6%

Selling, general and administrative expenses increased by $2.8 million, or 33.6%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to an increase of $4.8 million of stock-based compensation, partially offset by a reduction of $1.7 million of expenses primarily consulting, professional fees and insurances and a decrease of $0.3 million in personnel costs.  Personnel costs in the three months ended March 31, 2022 included costs related to the separation of our former Chief Executive Officer from the Company.

Dividend income

	Three months ended March 31,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Dividend income	$2,219	$855	$1,364	159.5%

Dividend income increased by $1.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 as a result of higher dividends earned on invested balances in marketable securities.

Change in fair value of warrant liabilities

	Three months ended March 31,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Change in fair value of warrant liabilities	$391	$2,647	$(2,256)	(85.2)%

The fair value of warrant liabilities decreased by $2.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Other income (expense), net

	Three months ended March 31,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Other income (expense), net	$3,000	$(11,537)	$14,537	(126.0)%

Other income (expense), net increased by $14.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily as a result of an increase in unrealized gains of $16.6 million as a result of the mark to market of investments in marketable securities, which consist of fixed income mutual funds.  The increase in unrealized gains was partially offset by an increase in realized losses of $2.1 million.

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

EBITDA and Adjusted EBITDA

We calculate EBITDA as net loss adjusted to exclude dividend income and depreciation and amortization expense.  Adjusted EBITDA is calculated as EBITDA adjusted to exclude change in fair value of warrant liabilities, other (income) expense, net, stock-based compensation, and other non-recurring items.  The other non-recurring items include costs related to the organizational restructuring incurred during the three months ended March 31, 2023.

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

	Three months ended March 31,
(in thousands)	2023	2022
Net loss	$(23,611)	$(35,175)
Adjustments to reconcile to EBITDA:
Dividend income	(2,219)	(855)
Depreciation and amortization	803	452
EBITDA	(25,027)	(35,578)
Adjustments to reconcile to Adjusted EBITDA:
Change in fair value of warrant liabilities	(391)	(2,647)
Other (income) expense, net	(3,000)	11,537
Stock-based compensation	3,908	(714)
Restructuring costs	813	-
Adjusted EBITDA	$(23,697)	$(27,402)

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily with proceeds from the issuance of equity to private investors. In addition, on June 10, 2021, we completed the Business Combination, and as a result we received proceeds of approximately $511.2 million on the day of the Closing. Additionally, we began to generate revenue during 2023. Our primary uses of liquidity have been operating expenses, capital expenditures and our acquisition of certain assets of Majelac. Cash flows from operations have been historically negative as we continue to invest in the development of our technology in NGPS. We expect to incur negative operating cash flows on an annual basis for the foreseeable future until such time that we can generate more significant revenue.

We expect that our existing cash and cash equivalents and investments in marketable securities, together with revenue from the sale of our products and services, will be sufficient to meet our liquidity, capital expenditure, and anticipated working capital requirements and fund our operations for at least the next 12 months. We expect to use our cash and cash equivalents and investments in marketable securities and funds from revenue generated to invest in the commercial launch of our Carbon™ product, to further invest in research and development, for other operating expenses, business acquisitions and for working capital and general corporate purposes.

As of March 31, 2023, we had cash and cash equivalents and investments in marketable securities totaling $322.1 million. Our future capital requirements may vary from those currently planned and will depend on various factors including the pace and success of product commercialization.

We launched the PlatinumTM instrument and started to take orders in December 2022. We began commercial shipments of Platinum™ protein sequencing instrument in January 2023.  We plan to launch CarbonTM in 2023.  Our business will require an accelerated amount of spending to enhance the sales and marketing teams, continue to drive development, and build inventory. Other factors that could accelerate cash needs include: (i) delays in achieving scientific and technical milestones; (ii) unforeseen capital expenditures and fabrication costs related to manufacturing for commercialization; (iii) changes we may make in our business or commercialization strategy; (iv) the impact of the COVID-19 pandemic; (v) costs of running a public company; (vi) other items affecting our forecasted level of expenditures and use of cash resources including potential acquisitions; and (vii) increased product and service costs.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2023	2022
Net cash (used in) provided by:
Net cash used in operating activities	$(28,698)	$(23,229)
Net cash provided by investing activities	26,039	21,698
Net cash provided by financing activities	-	730
Net decrease in cash and cash equivalents	$(2,659)	$(801)

Net cash used in operating activities

The net cash used in operating activities represents the cash receipts and disbursements related to our activities other than investing and financing activities. We expect that the cash provided by financing activities in 2021 will continue to be our primary source of funds to support operating needs and capital expenditures for the foreseeable future.

The net cash used in operating activities of $28.7 million for the three months ended March 31, 2023 was due primarily to a net loss of $23.6 million, a gain on marketable securities (realized and unrealized) of $2.9 million, net cash outflows from changes in operating assets and liabilities of $7.0 million and a change in fair value of warrant liabilities of $0.4 million, partially offset by stock-based compensation of $3.9 million, depreciation and amortization of $0.8 million and non-cash lease expense of $0.5 million.

The net cash used in operating activities of $23.2 million for the three months ended March 31, 2022 was due primarily to a net loss of $35.2 million and a change in fair value of warrant liabilities of $2.6 million, partially offset by unrealized losses of marketable securities of $11.5 million and net cash inflows from changes in operating assets and liabilities of $2.9 million.

Net cash provided by investing activities

The net cash provided by investing activities of $26.0 million in the three months ended March 31, 2023 was due primarily to sales of marketable securities of $29.5 million, offset by purchases of property and equipment of $2.6 million and capitalized internally developed software costs of $0.9 million.

The net cash provided by investing activities of $21.7 million in the three months ended March 31, 2022 was due to sales of marketable securities of $25.0 million, offset by purchases of property and equipment of $2.5 million and marketable securities of $0.8 million.

Net cash provided by financing activities

There were no financing activities in the three months ended March 31, 2023.

Net cash provided by financing activities of $0.7 million in the three months ended March 31, 2022 resulted from proceeds from exercise of stock options.

Contractual Obligations

We lease certain facilities and equipment under non-cancellable lease agreements that expire at various dates through 2032. As of March 31, 2023, the future payments, before adjustments for tenant incentives, under leases was $34.1 million, which includes a lease we entered into in December 2021 for a facility in New Haven, Connecticut, which commenced in January 2022, and a lease that commenced in April 2022 for a facility in Branford, Connecticut.

Licenses related to certain intellectual property

We license certain intellectual property, some of which may be utilized in our current or future product offerings. To preserve the right to use such intellectual property, there are minimum annual fixed royalty payments of approximately $0.2 million. We commercialized our Platinum™ protein sequencing instrument and began to generate revenue in 2023.  As a result, there will be royalties payable by us based on the current anticipated utilization.

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

Revenue recognition

Revenue is derived from sales of products and services.  Product revenue is generated from the following sources: (i) instrument sales of our Platinum instrument and (ii) consumables, which consist of sales of our sequencing reagents, chips, and library reagents.  Service revenue is generated from service maintenance contracts, cloud subscription access, proof of concept services and advanced training for instrument use.  Freight revenue is recognized as Product revenue in the condensed consolidated statements of operations and comprehensive loss upon product shipment.

We recognize revenue when control of our products and services is transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those products and services. This process involves identifying the contract with a customer, determining the distinct performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. Revenue recognition for contracts with multiple deliverables is based on the separate satisfaction of each distinct performance obligation within the contract. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once we have transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. We allocate transaction price to the performance obligations in a contract with a customer, based on the relative standalone selling price of each performance obligation. We determine standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information and specific factors such as competitive positioning, internal costs, profit objectives, and internally approved pricing guidelines related to the performance obligation.

Our performance obligation for sales of products is satisfied upon shipment of the goods to the customer in accordance with the shipping terms (either upon shipment or delivery); this would include instruments and consumables. Shipping and handling costs associated with outbound freight after control of a product has transferred to a customer are accounted for as fulfillment costs and are included in Cost of revenue in the condensed consolidated statements of operations and comprehensive loss. Shipping and handling costs billed to customers are considered part of the transaction price and are recognized as revenue with the underlying product sales. Invoicing typically occurs upon shipment and payment is typically due within 30 days from invoice. Revenue from services is generated from services rendered related to service maintenance contracts, cloud subscription access, proof of concept services, and advanced training. Revenues for service maintenance contracts, which start after the first year of purchase, and cloud subscription access are recognized ratably over the contract service period. Revenues for proof of concept services and advanced training is recognized upon satisfaction of the underlying performance obligation. We typically provide a standard one-year warranty which covers defects in materials and workmanship and manufacturing or performance conditions under normal use and service for the first year. The first year of the warranty of our products is considered an assurance-type warranty. We have determined that this standard first-year warranty is a distinct performance obligation. We also sell service maintenance contracts, which are considered to be service type warranties, that effectively extend the standard first-year warranty coverage at the customer’s option. Customers have an option to renew or cancel the service maintenance contracts on an annual basis.  We make certain judgments in the application of the revenue recognition model including determination of the timing and pattern of satisfaction of performance obligations, determination of the transaction price of performance obligations and estimation of variable consideration if any. Customers generally do not have a right of return, except for defective or damaged products during the warranty period or unless prior written consent is provided. Revenue for these agreements is recognized when each distinct performance obligation is satisfied. Deferred revenue primarily consists of billings and payments received in advance of revenue recognition from service maintenance contracts after the first year, cloud subscription access, proof of concept services and advanced training, and is reduced as the revenue recognition criteria are met.

There have been no additional material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023.

See Note 2 “Summary of Significant Accounting Policies” in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding our significant accounting policies and estimates.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 “Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements” in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Inflation risk

We do not believe that inflation has had a material effect on our business, financial condition, results of operations or cash flows, other than its impact on the general economy. Nonetheless, to the extent our costs are impacted by general inflationary pressures, we may not be able to fully offset such higher costs through price increases or manufacturing efficiencies. Our inability or failure to do so could harm our business, financial condition, results of operations or cash flows.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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

Our business, results of operations and financial condition are subject to various risks and uncertainties including the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023, and the risk factor described below.

Product orders included in our backlog may be cancelled or delayed and may not be indicative of future revenues.

As of March 31, 2023, our backlog was approximately $0.2 million. We define backlog as purchase orders or signed contracts from our customers, which we believe are firm and for which we have not yet recognized revenue. We expect to convert this backlog to revenue during the second quarter of 2023; however, our ability to do so is subject to customers who may seek to cancel or delay their orders even if we are prepared to fulfill them. No assurance can be given that these amounts will be recovered after cancellation. Any cancellation or delay of orders may result in revenues that are lower than expected. As a result, we cannot provide assurances as to the portion of backlog orders to be filled in a given quarter or year, and our order backlog as of any particular date may not be representative of actual revenues for any subsequent period.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1	Protein Engineering Collaboration Agreement, dated as of March 13, 2023, by and between Quantum-Si Incorporated and Protein Evolution, Inc.		Form 10-K (Exhibit 10.14)	3/17/2023	001-39486

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

QUANTUM-SI INCORPORATED

Date: May 11, 2023	By:	/s/ Jeffrey Hawkins
Jeffrey Hawkins
Chief Executive Officer

Date: May 11, 2023	By:	/s/ Claudia Drayton
Claudia Drayton
Chief Financial Officer