Form 10-Q
period 2023-06-30
Quantum-Si Inc
filed 2023-08-07
CIK 1816431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________
Commission File Number: 001-39486

QUANTUM-SI INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	85-1388175
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

29 Business Park Drive
Branford, Connecticut	06405
(Address of principal executive offices)	(Zip Code)

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

As of August 2, 2023, the registrant had 121,778,988 shares of Class A common stock outstanding and 19,937,500 shares of Class B common stock outstanding.

QUANTUM-SI INCORPORATED
FORM 10-Q
For the quarterly period ended June 30, 2023

In this Quarterly Report on Form 10-Q, the terms “we”, “us”, “our”, the “Company” or “Quantum-Si” mean Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.) and our subsidiaries. Quantum-Si Incorporated was incorporated in Delaware on June 10, 2020. The Company’s legal name became Quantum-Si Incorporated following a business combination between the Company and Q-SI Operations Inc. (formerly Quantum-Si Incorporated) on June 10, 2021 (the “Business Combination”).

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

●	the size and growth potential of the markets for our products, and the ability of each product to serve those markets once commercialized, either alone or in partnership with others;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our financial performance;
●	changes in applicable laws or regulations;
●	our ability to raise financing in the future; and
●	the impact of the COVID-19 pandemic on our business.

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

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$87,934	$84,319
Marketable securities	209,251	266,990
Accounts receivable, net of allowance for estimated credit losses of $0 and $0, respectively	327	-
Inventory, net	1,978	-
Prepaid expenses and other current assets	7,304	6,873
Total current assets	306,794	358,182
Property and equipment, net	18,104	16,849
Internally developed software	673	-
Operating lease right-of-use assets	14,896	15,757
Other assets	701	697
Total assets	$341,168	$391,485
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$833	$3,903
Accrued expenses and other current liabilities	7,882	10,434
Short-term operating lease liabilities	1,478	1,369
Total current liabilities	10,193	15,706
Warrant liabilities	915	996
Other long-term liabilities	32	-
Operating lease liabilities	14,733	16,077
Total liabilities	25,873	32,779

Commitments and contingencies (Note 15)

Stockholders’ equity
Class A Common stock, $0.0001 par value; 600,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 121,633,613 and 120,006,757 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	12	12
Class B Common stock, $0.0001 par value; 27,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 19,937,500 shares issued and outstanding as of June 30, 2023 and December 31, 2022	2	2
Additional paid-in capital	764,139	758,366
Accumulated deficit	(448,858)	(399,674)
Total stockholders’ equity	315,295	358,706
Total liabilities and stockholders’ equity	$341,168	$391,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (in thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue:
Product	$187	$-	$438	$-
Service	18	-	21	-
Total revenue	205	-	459	-
Cost of revenue	127	-	257	-
Gross profit	78	-	202	-
Operating expenses:
Research and development	15,834	18,459	34,001	37,230
Selling, general and administrative	11,136	11,741	22,314	20,110
Total operating expenses	26,970	30,200	56,315	57,340
Loss from operations	(26,892)	(30,200)	(56,113)	(57,340)
Dividend income	2,483	1,052	4,702	1,907
Change in fair value of warrant liabilities	(310)	2,337	81	4,984
Other income (expense), net	(854)	(5,603)	2,146	(17,140)
Loss before provision for income taxes	(25,573)	(32,414)	(49,184)	(67,589)
Provision for income taxes	-	-	-	-
Net loss and comprehensive loss	$(25,573)	$(32,414)	$(49,184)	$(67,589)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.18)	$(0.23)	$(0.35)	$(0.49)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	141,506,818	139,000,261	140,896,963	138,811,146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts)
(Unaudited)

	Class A common stock		Class B common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance - December 31, 2022	120,006,757	$12	19,937,500	$2	$758,366	$(399,674)	$358,706
Net loss	-	-	-	-	-	(23,611)	(23,611)
Common stock issued upon vesting of restricted stock units	1,552,583	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	3,908	-	3,908
Balance - March 31, 2023	121,559,340	$12	19,937,500	$2	$762,274	$(423,285)	$339,003
Net loss	-	-	-	-	-	(25,573)	(25,573)
Common stock issued upon vesting of restricted stock units	74,273	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	1,865	-	1,865
Balance - June 30, 2023	121,633,613	$12	19,937,500	$2	$764,139	$(448,858)	$315,295

	Class A common stock		Class B common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance - December 31, 2021	118,025,410	$12	19,937,500	$2	$744,252	$(267,232)	$477,034
Net loss	-	-	-	-	-	(35,175)	(35,175)
Common stock issued upon exercise of stock options and vesting of restricted stock units	946,987	-	-	-	730	-	730
Stock-based compensation	-	-	-	-	(714)	-	(714)
Balance - March 31, 2022	118,972,397	$12	19,937,500	$2	$744,268	$(302,407)	$441,875
Net loss	-	-	-	-	-	(32,414)	(32,414)
Common stock issued upon exercise of stock options and vesting of restricted stock units	271,731	-	-	-	264	-	264
Stock-based compensation	-	-	-	-	3,770	-	3,770
Balance - June 30, 2022	119,244,128	$12	19,937,500	$2	$748,302	$(334,821)	$413,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(49,184)	$(67,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,893	1,060
Non-cash lease expense	944	900
(Gain) loss on marketable securities	(1,761)	16,144
(Gain) loss on disposal of fixed assets	(8)	9
Change in fair value of warrant liabilities	(81)	(4,984)
Change in fair value of contingent consideration	(400)	107
Stock-based compensation	5,773	3,056
Changes in operating assets and liabilities:
Accounts receivable, net	(327)	-
Inventory, net	(1,740)	-
Prepaid expenses and other current assets	(431)	1,432
Operating lease right-of-use assets	(83)	(9,338)
Other assets	(4)	-
Accounts payable	(1,952)	77
Accrued expenses and other current liabilities	(3,059)	810
Other long-term liabilities	32	-
Operating lease liabilities	(1,235)	9,142
Net cash used in operating activities	$(51,623)	$(49,174)
Cash flows from investing activities:
Purchases of property and equipment	(3,543)	(5,462)
Internally developed software - capitalized costs	(719)	-
Purchases of marketable securities	-	(101)
Sales of marketable securities	59,500	100,078
Net cash provided by investing activities	$55,238	$94,515
Cash flows from financing activities:
Proceeds from exercise of stock options	-	994
Payment of contingent consideration - business acquisition	-	(348)
Payment of deferred consideration - business acquisition	-	(500)
Net cash provided by financing activities	$-	$146
Net increase in cash and cash equivalents	3,615	45,487
Cash and cash equivalents at beginning of period	84,319	35,785
Cash and cash equivalents at end of period	$87,934	$81,272
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchased but not paid	$811	$646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Quantum-Si Incorporated (including its subsidiaries, the “Company” or “Quantum-Si”) (formerly HighCape Capital Acquisition Corp. (“HighCape”)) was incorporated in Delaware on June 10, 2020. The Company’s legal name became Quantum-Si Incorporated following a business combination between the Company and Q-SI Operations Inc. (formerly Quantum-Si Incorporated) on June 10, 2021 (the “Business Combination”).

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2023, or any other period.

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

The Company has not incurred any significant impairment losses in the carrying values of the Company’s assets as a result of the COVID-19 pandemic and is not aware of any specific related event or circumstance that would require the Company to revise its estimates reflected in its condensed consolidated financial statements. The Company will continue to evaluate the impact of the COVID-19 pandemic on its industry and the Company and has concluded that while it is possible that the virus could have a future negative effect on the Company’s financial position, results of operations and cash flows in its condensed consolidated financial statements, the specific future impact is not readily determinable as of the date of the filing of this Quarterly Report on Form 10-Q. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Other Global Developments

In 2022, various central banks around the world (including the Federal Reserve in the United States) raised interest rates. These rate increases have caused an overall decline in the fair value of the Company’s fixed income mutual funds to date. The impact of such rate changes on the overall financial markets and the economy may continue to impact the Company in the future, including by making capital more difficult and costly to obtain on reasonable terms and when needed. In addition, the global economy has experienced and is continuing to experience high levels of inflation and global supply chain disruptions. The Company continues to monitor these supply chain, inflation and interest rate factors, as well as the uncertainty resulting from the overall economic environment.

In addition, although the Company has no operations in or direct exposure to Russia or Ukraine, the Company has experienced some constraints in product and material availability and increasing costs required to obtain some materials and supplies as a result of the impact of the Russia-Ukraine military conflict on the global economy, which has contributed to the global supply chain disruptions. To date, the Company’s business has not been materially impacted by the conflict. However, as the conflict continues or worsens, it may adversely impact the Company’s business, financial condition, results of operations or cash flows.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and marketable securities. As of June 30, 2023 and December 31, 2022, substantially all of the Company’s marketable securities were invested in fixed income mutual funds at one financial institution. See Note 5 “Investments in Marketable Securities” in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding our realized losses on such accounts. The Company also maintains balances in certain operating accounts above federally insured limits and, as a result, the Company is exposed to credit risk in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation.

Segment Reporting

The Company’s Chief Operating Decision Maker, its Chief Executive Officer, reviews the Company’s financial information on a consolidated basis for purposes of allocating resources and evaluating its financial performance. Accordingly, the Company has determined that it operates as a single reportable segment.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions about future events that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates and assumptions. Significant estimates and assumptions include:

●	valuation allowance with respect to deferred tax assets;

●	inventory valuation;

●	assumptions used for leases;

●	valuation of warrant liabilities;

●	assumptions associated with revenue recognition; and

●	assumptions underlying the fair value used in the calculation of stock-based compensation.

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

Inventory, Net

Inventory is stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method. Inventory primarily consists of raw materials and finished goods of $1,134 and $834, respectively, as of June 30, 2023.

Materials that may be utilized for either research and development or, alternatively, for commercial purposes, are classified as inventory. Amounts in inventory that are used for research and development purposes are charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes and, therefore, does not have an “alternative future use” as defined in authoritative guidance.

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and, if needed, writes down any excess and obsolete inventory to its estimated net realizable value in the period it is identified. As of June 30, 2023, there were no write-downs recorded against inventory.

Capitalized Software Development Costs

The Company capitalizes certain internal use software development costs related to its SaaS platform incurred during the application development stage when management with the relevant authority authorizes and commits to the funding of the project, it is probable that the project will be completed, and the software will be used as intended. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Costs related to preliminary project activities and to post-implementation activities are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, which is generally two years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of the assets. Capitalized costs are recorded as Internally developed software in the condensed consolidated balance sheets. Amortization expense related to Internally developed software was $46 for the three and six months ended June 30, 2023.  As of June 30, 2023 amortization expense is expected to be $180 for the remainder of the year ending December 31, 2023 and $360 and $133 for the years ending December 31, 2024 and 2025, respectively.

Revenue Recognition

The Company’s revenue is derived from sales of products and services. Product revenue is primarily generated from the sales of instruments and consumables used in protein sequencing and analysis. Service revenue is primarily generated from service maintenance contracts including cloud access, proof of concept services and advanced training for instrument use. The Company recognizes revenue when or as a customer obtains control of the promised goods and services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for these goods and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue as the performance obligations have been satisfied. Revenue recognition for contracts with multiple deliverables is based on the separate satisfaction of each distinct performance obligation within the contract. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company allocates transaction price to the performance obligations in a contract with a customer based on the relative standalone selling price of each performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information and specific factors such as competitive positioning, internal costs, profit objectives, and internally approved pricing guidelines related to the performance obligation.

The Company considers performance obligation for sales of products is satisfied upon shipment of the goods to the customer in accordance with the shipping terms (either upon shipment or delivery), which is when control of the product is deemed to be transferred; this would include instruments and consumables. Customers generally do not have a right of return, except for defective or damaged products during the warranty period or unless prior written consent is provided. In instances where right of payment or transfer of title is contingent upon the customer’s acceptance of the product, revenue is deferred until all acceptance criteria have been met. Revenues for service maintenance contracts, which start after the first year of purchase and are considered as service type warranties that effectively extend the standard first-year warranty coverage at the customer’s option, are recognized ratably over the contract service period as these services are performed evenly over time. Revenues for proof of concept services and advanced training is recognized upon satisfaction of the underlying performance obligation. The Company typically provides a standard one-year warranty which covers defects in materials and workmanship and manufacturing or performance conditions under normal use and service for the first year. The first year of the warranty of the products is considered an assurance-type warranty. The Company has determined that this standard first-year warranty is not a distinct performance obligation.

The Company disaggregates revenue from contracts with customers by type of revenue – products and services. The Company believes that product revenue and service revenue aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Total revenue generated from domestic sales for the three and six months ended June 30, 2023 was $102 and $356, respectively. Total revenue generated from international sales for the three and six months ended June 30, 2023 was $103.

Deferred Revenue

Deferred revenue is a contract liability that consists of customer payments received in advance of performance or billings in excess of revenue recognized, net of revenue recognized from the balance at the beginning of the period.

Deferred revenue primarily consists of billings and payments received in advance of revenue recognition from service maintenance contracts including software subscription, proof of concept services and advanced training, and is reduced as the revenue recognition criteria are met. Deferred revenue also includes proof of concept services and advanced training provided to customers until the service has been performed. Deferred revenue is classified as current or non-current based on expected revenue recognition timing. Specifically, deferred revenue that will be recognized as revenue within the succeeding 12-month period is recorded as current and is included within Accrued expenses and other current liabilities, and the portion of deferred revenue where revenue is expected to be recognized beyond 12 months from the reporting date is recorded as non-current deferred revenue and is included in Other long-term liabilities in the Company’s condensed consolidated balance sheets.

As of June 30, 2023, the Company had remaining performance obligations amounting to $176, $144 of which is included within Accrued expenses and other current liabilities and $32 is included within Other long-term liabilities in the Company’s condensed consolidated balance sheets. The Company expects to recognize approximately 78% of its remaining performance obligations as revenue for the remainder of the year ending December 31, 2023, and an additional 22% for the year ending December 31, 2024 and thereafter.

The amount of revenue recognized during the three and six months ended June 30, 2023 that was included in the deferred revenue balance of $73 at December 31, 2022 was $1 and $70, respectively.

Warranty

The Company provides a free 12-month assurance-type warranty to customers with the initial purchase of a PlatinumTM instrument. The cost of the warranty is accrued upon the initial sale of an instrument in Accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Shipping and Handling Costs

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

Recently Issued Accounting Pronouncements

Accounting pronouncements issued but not yet adopted

No new accounting pronouncements issued or effective during the three and six months ended June 30, 2023 had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.

3. ACQUISITION

Majelac Technologies LLC

Pursuant to the terms and conditions of an Asset Purchase Agreement by and among the Company, Majelac Technologies LLC (“Majelac”), and certain other parties, on November 5, 2021 (the “Majelac Closing Date”), the Company acquired certain assets and assumed certain liabilities of Majelac, a privately-owned company providing semiconductor chip assembly and packaging capabilities located in Pennsylvania, for $4,632 in cash including $132 in reimbursement for certain recently purchased equipment, and 535,715 shares of Class A common stock, valued at $4,232, issued to Majelac subject to certain restrictions. An additional 59,523 shares of Class A common stock valued at $471 were issued to Majelac 12 months after the Majelac Closing Date on November 7, 2022. The Company also assumed the legal fees of Majelac of $50. Additional purchase price consideration of $500 in cash was to be paid six months after the Majelac Closing Date less any amount that could be required by the buyer indemnitees to satisfy any unresolved claims for indemnification, if any. The Company agreed to pay additional milestone-based consideration of up to $800, which was fair valued at $531 on the Majelac Closing Date. On May 4, 2022, the Company paid Majelac $900 in cash, which consisted of $500 for the additional purchase price consideration and $400 (fair value of $348 at the Majelac Closing Date) for the first of two milestones that was met. As of June 30, 2023, the Company determined that the estimated fair value of the contingent consideration was de minimis as the probability of the second milestone being met by November 1, 2023 was remote. As a result, the Company recorded a gain of $400 during the three and six months ended June 30, 2023 in Other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

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

Acquisition-related costs recognized during the three and six months ended June 30, 2022 including transaction costs such as legal, accounting, valuation and other professional services, were $1 and $26, respectively, and are included in Selling, general and administrative on the condensed consolidated statements of operations and comprehensive loss. There were no acquisition-related costs recognized during the three and six months ended June 30, 2023.

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

The carrying value of cash and cash equivalents, accounts payable and accrued expenses and other current liabilities approximates their fair values due to the short-term or on demand nature of these instruments. Fixed income mutual funds were valued using quoted market prices and accordingly were classified as Level 1. There were no transfers between fair value measurement levels during the three and six months ended June 30, 2023.

The Company’s outstanding warrants include publicly traded warrants (the “Public Warrants”) which were issued as one-third of one redeemable warrant per unit issued during HighCape’s initial public offering on September 9, 2020, and warrants sold in a private placement (the “Private Warrants”) to HighCape’s sponsor, HighCape Capital Acquisition LLC. The Company accounted for the warrants as liabilities in accordance with ASC 815-40 and are presented as Warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented as Change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss.

The Public Warrants and Private Warrants were carried at fair value as of June 30, 2023 and December 31, 2022. The Public Warrants were valued using Level 1 inputs as they are traded in an active market. The Private Warrants were valued using a binomial lattice model, which results in a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Warrants was the expected volatility of the Company’s Class A common stock. The expected volatility was based on consideration of the implied volatility from the Company’s own Public Warrant pricing and on the historical volatility observed at guideline public companies. As of June 30, 2023, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 80.7%, (ii) risk-free interest rate of 4.50%, (iii) strike price of $11.50, (iv) fair value of common stock of $1.79, and (v) expected life of 2.9 years. As of December 31, 2022, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 75.1%, (ii) risk-free interest rate of 4.10%, (iii) strike price of $11.50, (iv) fair value of common stock of $1.83, and (v) expected life of 3.4 years.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
June 30, 2023:
Assets:
Cash and cash equivalents - Money Market	$82,781	$82,781	$-	$-
Marketable securities	209,251	209,251	-	-
Total assets at fair value on a recurring basis	$292,032	$292,032	$-	$-

Liabilities:
Public Warrants	$881	$881	$-	$-
Private Warrants	34	-	-	34
Total liabilities at fair value on a recurring basis	$915	$881	$-	$34

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
December 31, 2022:
Assets:
Cash and cash equivalents - Money Market	$83,079	$83,079	$-	$-
Marketable securities	266,990	266,990	-	-
Total assets at fair value on a recurring basis	$350,069	$350,069	$-	$-

Liabilities:
Public Warrants	$958	$958	$-	$-
Private Warrants	38	-	-	38
Total liabilities at fair value on a recurring basis	$996	$958	$-	$38

5. INVESTMENTS IN MARKETABLE SECURITIES

For the three and six months ended June 30, 2023, the Company reported unrealized gains of $1,239 and $6,349, respectively, related to securities held as of June 30, 2023.   Realized losses related to securities that were sold during the three and six months ended June 30, 2023 were $2,420 and $4,588, respectively.  For the three and six months ended June 30, 2023, the Company recognized $2,483 and $4,702, respectively, in dividend income from marketable securities.  For the three and six months ended June 30, 2022, the Company reported unrealized losses of $4,633 and $16,144, respectively, related to securities held as of June 30, 2022.   Realized losses related to securities that were sold during the three and six months ended June 30, 2022 were $1,001 and $1,051, respectively.  For the three and six months ended June 30, 2022, the Company recognized $1,052 and $1,907, respectively, in dividend income from marketable securities.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, are recorded at historical cost and consist of the following:

	June 30, 2023	December 31, 2022
Laboratory and production equipment	$14,827	$14,031
Computer equipment	1,488	1,073
Purchased software	188	188
Furniture and fixtures	260	218
Leasehold improvements	6,739	1,308
Construction in process	2,674	6,234
Property and equipment, gross	26,176	23,052
Less: Accumulated depreciation and amortization	(8,072)	(6,203)
Property and equipment, net	$18,104	$16,849

Depreciation and amortization expense associated with Property and equipment amounted to $1,044 and $608 for the three months ended June 30, 2023 and 2022, respectively, and $1,847 and $1,060 for the six months ended June 30, 2023 and 2022, respectively. No impairments were recorded for the three and six months ended June 30, 2023 or 2022.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2023	December 31, 2022
Employee compensation and benefits	$3,873	$5,548
Contracted services	2,457	3,616
Business acquisition costs and contingencies	-	343
Legal fees	1,150	839
Other	402	88
Total accrued expenses and other current liabilities	$7,882	$10,434

8. LEASES

The Company has commitments under lease arrangements for office and manufacturing space and office equipment. The Company’s leases have initial lease terms ranging from one year to 10 years. These leases include options to extend or renew the leases for an additional period of one to 10 years.

Operating leases are accounted for on the condensed consolidated balance sheets with right-of-use (“ROU”) assets being recognized in “Operating lease right-of-use assets” and lease liabilities recognized in “Short-term operating lease liabilities” and “Operating lease liabilities”.

Lease-related costs for the three and six months ended June 30, 2023  and 2022 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating lease cost	$896	$812	$1,749	$1,533
Short-term lease cost	110	108	239	212
Variable lease cost	287	315	681	601
Total lease cost	$1,293	$1,235	$2,669	$2,346

Other information related to operating leases as of June 30, 2023 and December 31, 2022 is as follows:

	June 30,	December 31,
	2023	2022
Weighted-average remaining lease term (years)	6.8	7.3
Weighted-average discount rate	7.9%	7.9%

The following table provides certain cash flow and supplemental cash flow information related to the Company’s lease liabilities for the six months ended June 30, 2023  and 2022:

	Six months ended June 30,
	2023	2022
Operating cash paid to settle operating lease liabilities	$2,119	$621

Right-of-use assets obtained in exchange for lease liabilities	$83	$9,338

Future minimum lease payments under non-cancellable leases as of June 30, 2023 are as follows:

Operating Leases
Remainder of 2023	$2,179
2024	4,436
2025	4,527
2026	4,585
2027	4,549
Thereafter	13,027
Total undiscounted lease payments	$33,303
Less: Imputed interest	7,988
Less: Lease incentives (1)	9,104
Total lease liabilities	$16,211

(1)	Includes lease incentives that may be realized in 2023 for the costs of leasehold improvements.

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

The Company accounted for the $9,104 of lease incentives as an offset to the lease liability recorded at the inception of the lease.  From the total lease incentives, the Company has incurred and recognized leasehold improvements of approximately $1,100 related to reimbursable construction costs included in construction in progress within Property and equipment, net on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.  Although the Company believes it is contractually entitled to the $9,104 of lease incentives, based on the current status of the litigation, the Company cannot determine the likely outcome or estimate the impact on such carrying values.

9. EQUITY INCENTIVE PLAN

The Company’s 2013 Employee, Director and Consultant Equity Incentive Plan, as amended on March 12, 2021 (the “2013 Plan”), was originally adopted by its Board of Directors and stockholders in September 2013. In connection with the closing of the Business Combination, the Company adjusted the equity awards. The adjustments to the awards did not result in incremental expense as the equitable adjustments were made pursuant to a preexisting nondiscretionary antidilution provision in the 2013 Plan, and the fair-value, vesting conditions, and classification are the same immediately before and after the modification. In connection with the Business Combination, HighCape’s stockholders approved and adopted the Quantum-Si Incorporated 2021 Equity Incentive Plan (the “2021 Plan”) and the Company no longer makes issuances under the 2013 Plan. The 2021 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2021 Plan. As of June 30, 2023 and December 31, 2022, there were 8,886,743 and 9,133,702 shares, respectively, available for issuance under the 2021 Plan.

On November 9, 2022, the Company granted inducement awards consisting of 2,780,000 performance-based stock options to purchase Class A common stock pursuant to Nasdaq Rule 5635(c)(4). These awards were not granted pursuant to the 2013 Plan or the 2021 Plan.

On May 8, 2023, the Company adopted the 2023 Inducement Equity Incentive Plan (the “2023 Inducement Plan”) to reserve 3,000,000 shares of its common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the 2023 Inducement Plan are substantially similar to those of the 2021 Plan. On May 15, 2023, the Company granted inducement awards under the 2023 Inducement Plan consisting of 1,000,000 time-based stock options and 1,000,000 performance-based stock options. As of June 30, 2023, there were 1,000,000 shares available for issuance under the 2023 Inducement Equity Incentive Plan.

Stock option activity

During the six months ended June 30, 2023, the Company granted an aggregate of 9,131,580 stock option awards to participants, with vesting subject to the participant’s continued employment with the Company through the applicable vesting dates. Stock-based compensation related to stock options for the three months ended June 30, 2023 and 2022 was $2,316 and $1,807, respectively.  Stock-based compensation related to stock options for the six months ended June 30, 2023 and 2022 was $4,595 and $3,301, respectively.

A summary of the stock option activity is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	19,427,755	$3.69	8.68	$378
Granted	9,131,580	1.66
Exercised	-	-
Forfeited	(1,364,750)	4.41
Outstanding at June 30, 2023	27,194,585	$2.97	8.70	$1,781
Options exercisable at June 30, 2023	6,388,245	$4.00	6.61	$324
Vested and expected to vest at June 30, 2023	23,661,933	$3.02	8.60	$1,534

Restricted stock unit activity

During the six months ended June 30, 2023, the Company granted 256,128 restricted stock unit (“RSU”) awards. Stock-based compensation related to RSU awards for the three months ended June 30, 2023 and 2022 was $(451) and $1,963, respectively.  Stock-based compensation related to RSU awards for the six months ended June 30, 2023 and 2022 was $1,178 and $(245), respectively. The $(451) for the three months ended June 30, 2023 included a reversal of stock-based compensation for the Company’s former Chief Financial Officer and members of the Board of Directors as the service condition of certain awards previously granted were not met. The $(245) for the six months ended June 30, 2022 included a reversal of stock-based compensation for the Company’s former Chief Executive Officer as the service condition of certain awards previously granted were not met.

A summary of the RSU activity is presented in the table below:

	Number of Shares Underlying RSUs	Weighted Average Grant- Date Fair Value
Outstanding non-vested RSUs at December 31, 2022	2,018,449	$8.41
Granted	256,128	1.56
Vested	(1,626,856)	8.56
Forfeited	(178,229)	6.80
Outstanding non-vested RSUs at June 30, 2023	469,492	$4.79

The Company’s stock-based compensation is allocated to the following operating expense categories as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Research and development	$1,085	$1,154	$2,052	$2,346
Selling, general and administrative	780	2,616	3,721	710
Total stock-based compensation	$1,865	$3,770	$5,773	$3,056

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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator
Net loss	$(25,573)	$(32,414)	$(49,184)	$(67,589)
Numerator for basic and diluted EPS - loss attributable to common stockholders	$(25,573)	$(32,414)	$(49,184)	$(67,589)
Denominator
Common stock	141,506,818	139,000,261	140,896,963	138,811,146
Denominator for basic and diluted EPS - weighted-average common stock	141,506,818	139,000,261	140,896,963	138,811,146
Basic and diluted net loss per share	$(0.18)	$(0.23)	$(0.35)	$(0.49)

Net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	June 30,
	2023	2022
Outstanding options to purchase common stock	27,194,585	12,881,414
Outstanding restricted stock units	469,492	2,137,296
Outstanding warrants	3,968,319	3,968,319
	31,632,396	18,987,029

11. WARRANT LIABILITIES

Public Warrants

As of June 30, 2023 and December 31, 2022, there were an aggregate of 3,833,319 outstanding Public Warrants, which entitle the holder to acquire Class A common stock. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment as discussed below, beginning on September 9, 2021. The warrants will expire on June 10, 2026 or earlier upon redemption or liquidation.

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

If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Public Warrants at $0.01 per warrant, each holder of Public Warrants will be entitled to exercise held Public Warrants prior to the scheduled redemption date.

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

Private Warrants

As of June 30, 2023 and December 31, 2022, there were 135,000 Private Warrants outstanding. The Private Warrants are identical to the Public Warrants, except that so long as they are held by the Sponsor or any of its permitted transferees, (i) the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or saleable until 30 days after the completion of the Business Combination, (ii) the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and (iii) the Private Warrants are not subject to the Company’s redemption option at the price of $0.01 per warrant. The Private Warrants are subject to the Company’s redemption option at the price of $0.01 per warrant, provided that the other conditions of such redemption are met, as described above. If the Private Warrants are held by a holder other than the Sponsor or any of its permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants.

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

The fair value of warrant liabilities was $915 and $996 as of June 30, 2023 and December 31, 2022, respectively.  The Company recognized losses of $310 and gains of $81 as a Change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023, respectively. The Company recognized gains of $2,337 and $4,984 as a Change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022, respectively. There were no exercises or redemptions of the Public Warrants or Private Warrants during the three and six months ended June 30, 2023 or 2022.

12. INCOME TAXES

Income taxes for the three and six months ended June 30, 2023 and 2022 are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, if they occur. The Company’s estimated annual effective tax rate was 0.0% for the three and six months ended June 30, 2023 and 2022. The primary reconciling items between the federal statutory rate of 21.0% for these periods and the Company’s overall effective tax rate of 0.0% were related to the effects of deferred state income taxes, nondeductible stock-based compensation, changes in the fair value of warrant liabilities, research and development credits, and the valuation allowance recorded against the full amount of its net deferred tax assets.

A valuation allowance is required when it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of sufficient future taxable income during the period in which the Company’s related temporary differences become deductible. The Company has recorded a full valuation allowance against its net deferred tax assets as of June 30, 2023 and December 31, 2022 since management believes that based on the earnings history of the Company, it is more likely than not that the benefits of these assets will not be realized.

13. RELATED PARTY TRANSACTIONS

The Company utilized and subleased office and laboratory space in a building owned by a related party. The Company paid $76 and $81 under month-to-month lease arrangements for this space for the three months ended June 30, 2023 and 2022, respectively, and $156 and $161 for the six months ended June 30, 2023 and 2022, respectively. The Company no longer subleases this space as of June 30, 2023.

The Company was a party to an Amended and Restated Technology Services Agreement (the “ARTSA”), most recently amended on November 11, 2020, by and among 4Catalyzer Corporation (“4C”), the Company and other participant companies controlled by Dr. Jonathan Rothberg, the Chairman of the Company’s Board of Directors. The Company entered into a First Addendum to the ARTSA on February 17, 2021 pursuant to which the Company agreed to terminate its participation under the ARTSA no later than immediately prior to the effective time of the Business Combination, resulting in the termination of the Company’s participation under the ARTSA on June 10, 2021. In connection with the termination of the Company’s participation under the ARTSA, the Company terminated its lease agreement with 4C and negotiated an arm’s length lease agreement. Under the ARTSA, the Company and the other participant companies had agreed to share certain non-core technologies, which means any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant and subject to certain restrictions on use. The ARTSA also provided for 4C to perform certain services for the Company and each other participant company such as monthly administrative, management and technical consulting services to the Company which were pre-funded approximately once per quarter. The Company incurred expenses of $132 and $158, which included $21 and $47 under month-to-month sublease arrangements for office and laboratory spaces from 4C, during the three months ended June 30, 2023 and 2022, respectively. The Company incurred expenses of $258 and $368, which included $48 and $97 under month-to-month sublease arrangements for office and laboratory spaces from 4C, during the six months ended June 30, 2023 and 2022, respectively. The amounts advanced and due to 4C at June 30, 2023 and December 31, 2022 related to operating expenses were $36 and $70, respectively, which are included in Accrued expenses and other current liabilities on the condensed consolidated balance sheets. The amounts advanced and due from 4C at June 30, 2023 and December 31, 2022, related to operating expenses were $0 and $37, respectively, and are included in Prepaid expenses and other current assets on the condensed consolidated balance sheets.

The ARTSA also provided for the participant companies to provide other services to each other. The Company also had transactions with other entities under common ownership, which included payments made to third parties on behalf of the Company and payments made by the Company to third parties on behalf of the other entities. There were no amounts remaining payable to the Company or from the Company at June 30, 2023 and December 31, 2022.

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

Effective October 1, 2022, the Company entered into a Protein Engineering Collaboration (the “New Collaboration”) with PEI to develop technology and methods in the field of nanobodies and potentially other binders to produce novel biological reagents and related data. The New Collaboration was made pursuant to and governed by the Technology and Services Exchange Agreement, effective as of June 10, 2021, by and among the Company and the participants named therein, including PEI. Dr. Rothberg serves as Chairman of the Board of Directors of PEI and the Rothberg family are controlling stockholders of PEI. The Company incurred expenses of $52 and $125 during the three and six months ended June 30, 2023, respectively, related to the New Collaboration. The amounts advanced and due from PEI at June 30, 2023 and December 31, 2022 related to operating expenses were $170 and $45, respectively, and are included in Prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

Dr. Rothberg also receives fees as the Chairman of the Company’s Board of Directors and a member of the Board and Nominating and Corporate Governance Committee. The Company paid $28 and $114 to Dr. Rothberg for the three months ended June 30, 2023 and 2022, respectively, and $60 and $228 for the six months ended June 30, 2023 and 2022, respectively, for all services provided to the Company.

14. RESTRUCTURING

During the quarter ended March 31, 2023, the Company committed to an organizational restructuring designed to decrease its costs and create a more streamlined organization to support its business. During the three and six months ended June 30, 2023, the Company recognized $1,067 and $1,880 of restructuring costs, respectively, primarily for cash severance costs and other severance benefits. For the three months ended June 30, 2023, $500 and $567 were recognized in Research and development and in Selling, general and administrative, respectively, and for the six months ended June 30, 2023, $1,136 and $744 were recognized in Research and development and in Selling, general and administrative, respectively, in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2023, the Company has recorded a $1,044 restructuring liability, which is included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

15. COMMITMENTS AND CONTINGENCIES

Commitments

Licenses related to certain intellectual property:

The Company licenses certain intellectual property, some of which may be utilized in its current or future product offerings. To preserve the right to use such intellectual property, the Company is required to make annual minimum fixed payments totaling $213 as well as royalties based on net sales if the royalties exceed annual minimum fixed payments. As of June 30, 2023, the Company recorded $112 in Accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Other commitments:

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the three and six months ended June 30, 2023 and 2022.

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

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2022 contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2023 and (iii) our other public reports filed with the SEC. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022, and this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” or “Quantum-Si” are intended to mean the business and operations of Quantum-Si Incorporated and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022, respectively, present the financial position and results of operations of Quantum-Si Incorporated and its consolidated subsidiaries.

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

In 2021, we introduced our Platinum early access program to sites with participation from leading academic centers and key industry partners. The early access program introduced the Platinum single-molecule sequencing system to key opinion leaders across the globe, for both expansion and development of applications and workflows. We launched the PlatinumTM instrument and started to take orders in December 2022, and subsequently began commercial shipments of Platinum™ in January 2023.

Total revenue for the three and six months ended June 30, 2023 was $0.2 million and $0.5 million, respectively. We define backlog as purchase orders or signed contracts from our customers for which we have not fulfilled and therefore have not yet recognized the associated revenue. We anticipate converting this backlog to revenue in the subsequent quarters; however, our ability to do so is subject to customers who may seek to cancel or delay their orders even if we are prepared to fulfill them. As of June 30, 2023, our backlog was approximately $0.1 million.

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

We have not incurred any impairment losses in the carrying values of our assets as a result of the COVID-19 pandemic and are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in our condensed consolidated financial statements. We will continue to evaluate the impact of the COVID-19 pandemic on our industry and have concluded that while it is possible that the virus could have a future negative effect on our financial position, results of operations and cash flows in our condensed consolidated financial statements, the specific future impact is not readily determinable as of the date of the filing of this Quarterly Report on Form 10-Q. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Other Global Developments

In 2022, various central banks around the world (including the Federal Reserve in the United States) raised interest rates. These rate increases have caused a decline in the fair value of our fixed income mutual funds to date. The impact of such rate changes on the overall financial markets and the economy may continue to impact us in the future, including by making capital more difficult and costly to obtain on reasonable terms and when needed. In addition, the global economy has experienced and is continuing to experience high levels of inflation and global supply chain disruptions. We continue to monitor these supply chain, inflation and interest rate factors, as well as the uncertainty resulting from the overall economic environment.

In addition, although we have no operations in or direct exposure to Russia or Ukraine, we have experienced some constraints in product and material availability and increasing costs required to obtain some materials and supplies as a result of the impact of the Russia-Ukraine military conflict on the global economy, which has contributed to the global supply chain disruptions. To date, our business has not been materially impacted by the conflict. However, as the conflict continues or worsens, it may adversely impact our business, financial condition, results of operations or cash flows.

Recent Developments

In April 2023, we informed the contract manufacturer who manufactures our Platinum and Carbon instruments that we intend to wind down the relationship and transition to a different contract manufacturer. We intend to complete the process of winding down this relationship by the end of the fourth quarter 2023.

Description of Certain Components of Financial Data

Revenue

Revenue is derived from sales of products and services. Product revenue is generated from the following sources: (i) instrument sales of our Platinum instrument and (ii) consumables, which consist of sales of our sequencing reagents, chips, and library reagents. Service revenue is generated from service maintenance contracts including cloud access, proof of concept services and advanced training for instrument use. Freight revenue is recognized as Product revenue in the condensed consolidated statements of operations and comprehensive loss upon product shipment.

See Note 2 “Summary of Significant Accounting Policies” in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding our revenue recognition policies.

Cost of revenue

Cost of revenue primarily consists of product and service costs including material costs, personnel costs and benefits, inbound and outbound freight, packaging, warranty replacement costs, royalty costs, facilities costs, depreciation and amortization expense, and inventory obsolescence and write-offs.

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

Provision for income taxes

We utilize the asset and liability method of accounting for income taxes where deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized. We recorded a full valuation allowance as of June 30, 2023 and 2022. Based on the available evidence, we believe that it is more likely than not that we will be unable to utilize all of our deferred tax assets in the future.

Results of Operations

The following is a discussion of our results of operations for the three and six months ended June 30, 2023 and 2022 and our accounting policies are described in Note 2 “Summary of Significant Accounting Policies” in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended June 30,			Six months ended June 30,
(in thousands, except for % changes)	2023	2022	% Change	2023	2022	% Change
Revenue:
Product	$187	$-	nm	$438	$-	nm
Service	18	-	nm	21	-	nm
Total revenue	205	-	nm	459	-	nm
Cost of revenue	127	-	nm	257	-	nm
Gross profit	78	-	nm	202	-	nm
Operating expenses:
Research and development	15,834	18,459	(14.2)%	34,001	37,230	(8.7)%
Selling, general and administrative	11,136	11,741	(5.2)%	22,314	20,110	11.0%
Total operating expenses	26,970	30,200	(10.7)%	56,315	57,340	(1.8)%
Loss from operations	(26,892)	(30,200)	(11.0)%	(56,113)	(57,340)	(2.1)%
Dividend income	2,483	1,052	136.0%	4,702	1,907	146.6%
Change in fair value of warrant liabilities	(310)	2,337	(113.3)%	81	4,984	(98.4)%
Other income (expense), net	(854)	(5,603)	(84.8)%	2,146	(17,140)	(112.5)%
Loss before provision for income taxes	(25,573)	(32,414)	(21.1)%	(49,184)	(67,589)	(27.2)%
Provision for income taxes	-	-	nm	-	-	nm
Net loss and comprehensive loss	$(25,573)	$(32,414)	(21.1)%	$(49,184)	$(67,589)	(27.2)%

Comparison of the Three Months Ended June 30, 2023 and 2022

Revenue, Cost of revenue and Gross profit

	Three months ended June 30,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Total revenue	$205	$-	$205	nm
Cost of revenue	127	-	127	nm
Gross profit	78	-	78	nm
Gross profit margin	38.0%	nm

We launched the PlatinumTM instrument and started to take orders in December 2022, and subsequently began commercial shipments of Platinum™ in January 2023. Total revenue recognized in the three months ended June 30, 2023 was $0.2 million for the sale of PlatinumTM instruments and kits. No revenue was recognized in 2022. Gross profit was $0.1 million for the three months ended June 30, 2023.

Research and development

	Three months ended June 30,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Research and development	$15,834	$18,459	$(2,625)	(14.2)%

Research and development expenses decreased by $2.6 million, or 14.2%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily due to refined research and development activities coupled with restructuring activities initiated in the first quarter of 2023.

Selling, general and administrative

	Three months ended June 30,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Selling, general and administrative	$11,136	$11,741	$(605)	(5.2)%

Selling, general and administrative expenses decreased by $0.6 million, or 5.2%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily due to a decrease of $1.8 million of stock-based compensation, partially offset by an increase of $0.9 million in personnel costs primarily due to increased headcount for the ramp up of commercial sales.

Dividend income

	Three months ended June 30,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Dividend income	$2,483	$1,052	$1,431	136.0%

Dividend income increased by $1.4 million, or 136.0%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 as a result of higher dividends earned on invested marketable securities.

Change in fair value of warrant liabilities

	Three months ended June 30,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Change in fair value of warrant liabilities	$(310)	$2,337	$(2,647)	(113.3)%

The change in fair value of warrant liabilities decreased by $2.6 million, or 113.3%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to a decline in the Company’s underlying common stock price.

Other income (expense), net

	Three months ended June 30,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Other income (expense), net	$(854)	$(5,603)	$4,749	(84.8)%

Other income (expense), net decreased by $4.7 million, or 84.8%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily as a result of a decrease in unrealized losses of $5.9 million as a result of the market adjustments of investments in marketable securities, which consist of fixed income mutual funds, partially offset by an increase in realized losses of $1.4 million from sales of marketable securities.

Comparison of the Six Months Ended June 30, 2023 and 2022

Revenue, Cost of revenue and Gross profit

	Six months ended June 30,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Total revenue	$459	$-	$459	nm
Cost of revenue	257	-	257	nm
Gross profit	202	-	202	nm
Gross profit margin	44.0%	nm

Total revenue recognized in the six months ended June 30, 2023 was $0.5 million for the sale of PlatinumTM instruments and kits. No revenue was recognized in 2022. Gross profit was $0.2 million for the six months ended June 30, 2023.

Research and development

	Six months ended June 30,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Research and development	$34,001	$37,230	$(3,229)	(8.7)%

Research and development expenses decreased by $3.2 million, or 8.7%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to refined research and development activities coupled with restructuring activities initiated in the first quarter of 2023 and collaboration fees, which includes $1.1 million paid to Protein Evolution, Inc. in 2022.

Selling, general and administrative

	Six months ended June 30,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Selling, general and administrative	$22,314	$20,110	$2,204	11.0%

Selling, general and administrative expenses increased by $2.2 million, or 11.0%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to an increase of $3.0 million of stock-based compensation and $0.7 million in personnel costs primarily due to increased headcount for the ramp up of commercial sales, partially offset by a reduction of $1.5 million of expenses primarily for consulting, professional fees and insurances.

Dividend income

	Six months ended June 30,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Dividend income	$4,702	$1,907	$2,795	146.6%

Dividend income increased by $2.8 million, or 146.6%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 as a result of higher dividends earned on invested marketable securities.

Change in fair value of warrant liabilities

	Six months ended June 30,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Change in fair value of warrant liabilities	$81	$4,984	$(4,903)	(98.4)%

The change in fair value of warrant liabilities decreased by $4.9 million, or 98.4%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to a decline in the Company’s underlying common stock price.

Other income (expense), net

	Six months ended June 30,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Other income (expense), net	$2,146	$(17,140)	$19,286	(112.5)%

Other income (expense), net increased by $19.3 million, or 112.5%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily as a result of a decrease in unrealized losses of $22.5 million as a result of the market adjustments of investments in marketable securities, which consist of fixed income mutual funds, partially offset by an increase in realized losses of $3.5 million from sales of marketable securities.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily with proceeds from the issuance of equity to private investors, as well as on June 10, 2021, we completed the Business Combination, and as a result we received proceeds of approximately $511.2 million on the day of the closing of the Business Combination. Additionally, we began to generate revenue during 2023. Our primary uses of liquidity have been operating expenses, capital expenditures and our acquisition of certain assets of Majelac. Cash flows from operations have been historically negative as we continue to invest in the development of our technology in NGPS. We expect to incur negative operating cash flows on an annual basis for the foreseeable future until such time that we can scale our revenue growth.

We expect that our existing cash and cash equivalents and investments in marketable securities, together with revenue from the sale of our products and services, will be sufficient to meet our liquidity, capital expenditure, and anticipated working capital requirements and fund our operations for at least the next 12 months. We expect to use our cash and cash equivalents and investments in marketable securities and funds from revenue generated to invest in our continued commercialization efforts, to further invest in research and development, for other operating expenses, business acquisitions and for working capital and general corporate purposes.

As of June 30, 2023, we had cash and cash equivalents and investments in marketable securities totaling $297.2 million. Our future capital requirements may vary from those currently planned and will depend on various factors including the pace and success of product commercialization.

We launched the PlatinumTM instrument and started to take orders in December 2022, and subsequently began commercial shipments of Platinum™ in January 2023. In addition, we are continuing further research and development efforts to enhance our Platinum™ instrument as well as completing a business case evaluation surrounding our CarbonTM sample preparation solution. Based on these initiatives and activities, our business will require an accelerated amount of spending to enhance the sales and marketing teams, continue to drive development, and build inventory. Other factors that could accelerate cash needs include: (i) delays in achieving scientific and technical milestones; (ii) unforeseen capital expenditures and fabrication costs related to manufacturing for commercialization; (iii) changes we may make in our business or commercialization strategy; (iv) the impact of the COVID-19 pandemic; (v) costs of running a public company; (vi) other items affecting our forecasted level of expenditures and use of cash resources, including potential acquisitions; and (vii) increased product and service costs.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2023	2022
Net cash (used in) provided by:
Net cash used in operating activities	$(51,623)	$(49,174)
Net cash provided by investing activities	55,238	94,515
Net cash provided by financing activities	-	146
Net increase in cash and cash equivalents	$3,615	$45,487

Net cash used in operating activities

The net cash used in operating activities of $51.6 million for the six months ended June 30, 2023 was due primarily to a net loss of $49.2 million resulting from continued spend on research and development efforts and commercialization ramp up and net cash outflows from changes in operating assets and liabilities of $8.8 million, partially offset by depreciation and amortization of $1.9 million.

The net cash used in operating activities of $49.2 million for the six months ended June 30, 2022 was due primarily to a net loss of $67.6 million resulting from continued spend on research and development efforts and commercialization ramp up and a change in fair value of warrant liabilities of $5.0 million, partially offset by unrealized losses of marketable securities of $16.1 million.

Net cash provided by investing activities

The net cash provided by investing activities of $55.2 million in the six months ended June 30, 2023 was due primarily to sales of marketable securities of $59.5 million, offset by purchases of property and equipment of $3.5 million and capitalized internally developed software costs of $0.7 million.

The net cash provided by investing activities of $94.5 million in the six months ended June 30, 2022 was due primarily to sales of marketable securities of $100.1 million, partially offset by purchases of property and equipment of $5.5 million.

Net cash provided by financing activities

There were no financing activities in the six months ended June 30, 2023.

The net cash provided by financing activities of $0.1 million in the six months ended June 30, 2022 was due primarily from $1.0 million from proceeds from exercise of stock options, offset by $0.5 million from payment of deferred consideration and $0.3 million from payment of contingent consideration related to the Majelac acquisition.

Contractual Obligations

We lease certain facilities and equipment under non-cancellable lease agreements that expire at various dates through 2032. As of June 30, 2023, the future payments, before adjustments for tenant incentives, under leases was $33.3 million, which includes a lease we entered into in December 2021 for a facility in New Haven, Connecticut, which commenced in January 2022, and a lease that commenced in April 2022 for a facility in Branford, Connecticut.

Licenses related to certain intellectual property

We license certain intellectual property, some of which may be utilized in our current or future product offerings. To preserve the right to use such intellectual property, we are required to make annual minimum fixed payments totaling approximately $0.2 million as well as royalties based on net sales if the royalties exceed annual minimum fixed payments.

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

Revenue Recognition

Revenue is derived from sales of products and services. Product revenue is primarily generated from the sales of instrument and consumables used in protein sequencing and analysis.  Service revenue is primarily generated from service maintenance contracts including cloud access, proof of concept services and advanced training for instrument use. Freight revenue is recognized as Product revenue in the condensed consolidated statements of operations and comprehensive loss upon product shipment.

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

Our performance obligation for sales of products is considered satisfied upon shipment of the goods to the customer in accordance with the shipping terms (either upon shipment or delivery), which is when control of the product is deemed to be transferred; this would include instruments and consumables. Customers generally do not have a right of return, except for defective or damaged products during the warranty period or unless prior written consent is provided. In instances where right of payment or transfer of title is contingent upon the customer’s acceptance of the product, revenue is deferred until all acceptance criteria have been met. Shipping and handling costs associated with outbound freight after control of a product has transferred to a customer are accounted for as fulfillment costs and are included in Cost of revenue in the condensed consolidated statements of operations and comprehensive loss. Shipping and handling costs billed to customers are considered part of the transaction price and are recognized as revenue with the underlying product sales. Revenues for service maintenance contracts, which start after the first year of purchase and are considered as service type warranties that effectively extend the standard first-year warranty coverage at the customer’s option, are recognized ratably over the contract service period as these services are performed evenly over time. Revenues for proof of concept services and advanced training is recognized upon satisfaction of the underlying performance obligation. We typically provide a standard one-year warranty which covers defects in materials and workmanship and manufacturing or performance conditions including bug fixes under normal use and service for the first year. The first year of the warranty of our products is considered an assurance-type warranty and we have determined that this standard first-year warranty is not a distinct performance obligation. Deferred revenue primarily consists of billings and payments received in advance of revenue recognition from service maintenance contracts including cloud access, proof of concept services and advanced training, and is reduced as the revenue recognition criteria are met.

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

Interest rate risk

Our marketable securities are comprised primarily of investments in fixed income mutual funds. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Interest rate increases have resulted in changes in the fair value of our fixed income mutual funds to date. As of June 30, 2023, this cumulative impact is a net unrealized loss of $14.8 million. The impact of such rate changes on the overall financial markets and the economy may continue to impact us in the future.

Foreign Currency Risk

Presently, we operate our business primarily within the United States and currently execute the majority of our transactions in U.S. dollars. This limited foreign currency translation risk is not expected to have a material impact on our condensed consolidated financial statements. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to managing our risk relating to fluctuations in currency rates.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

We began commercial shipments of the Platinum™ protein sequencing instrument in the first quarter of 2023. We are in the process of evaluating and implementing additional controls over the processes that are associated with the commercial launch of Platinum including but not limited to revenue recognition and inventory. There were no additional changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS.

Our business, results of operations and financial condition are subject to various risks and uncertainties including the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed, with the SEC on May 11, 2023, and the risk factor described below.

Product orders included in our backlog may be cancelled or delayed and may not be indicative of future revenues.

We define backlog as purchase orders or signed contracts from our customers for which we have not fulfilled and therefore have not yet recognized the associated revenue. We anticipate converting this backlog to revenue in the subsequent quarters; however, our ability to do so is subject to customers who may seek to cancel or delay their orders even if we are prepared to fulfill them. No assurance can be given that these amounts will be recovered after cancellation. Any cancellation or delay of orders may result in revenues that are lower than expected. As a result, we cannot provide assurances as to the portion of backlog orders to be filled in a given quarter or year, and our order backlog as of any particular date may not be representative of actual revenues for any subsequent period. As of June 30, 2023, our backlog was approximately $0.1 million.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1	Second Amended and Restated Certificate of Incorporation of Quantum-Si Incorporated, as amended.	X

10.1+	Offer Letter of Employment, dated April 27, 2023, by and between the Registrant and Jeffry Keyes.		Form 8-K (Exhibit 10.1)	5/2/2023	001-39486

10.2+	Separation Agreement, dated as of June 1, 2023, by and between the Registrant and Claudia Drayton.		Form 8-K (Exhibit 10.1)	6/7/2023	001-39486

10.3+	2023 Inducement Equity Incentive Plan.		Form S-8 (Exhibit 99.1)	7/20/2023	333-273350

10.4+	Form of Stock Option Agreement under the 2023 Inducement Equity Incentive Plan.		Form S-8 (Exhibit 99.2)	7/20/2023	333-273350

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

QUANTUM-SI INCORPORATED

Date: August 7, 2023	By:	/s/ Jeffrey Hawkins
Jeffrey Hawkins
Chief Executive Officer

Date: August 7, 2023	By:	/s/ Jeffry Keyes
Jeffry Keyes
Chief Financial Officer