Form 10-Q
period 2023-09-30
Quantum-Si Inc
filed 2023-11-09
CIK 1816431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 2, 2023, the registrant had 121,790,534 shares of Class A common stock outstanding and 19,937,500 shares of Class B common stock outstanding.

QUANTUM-SI INCORPORATED
FORM 10-Q
For the quarterly period ended September 30, 2023

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. The forward-looking statements are based on projections prepared by, and are the responsibility of, our management. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the potential attributes and benefits of our commercialized PlatinumTM protein sequencing instrument and our other products once commercialized;
●	the success, cost and timing of our product development activities;
●	the commercialization and adoption of our existing products and the success of any product we may offer in the future;
●	our manufacturing capabilities;
●	our ability to obtain and maintain regulatory approval for our products, and any related restrictions and limitations of any approved product;
●	the ability to maintain the listing of our Class A common stock on The Nasdaq Stock Market LLC (“Nasdaq”);
●	our ongoing leadership transitions and our success in retaining or recruiting, or changes in, our officers, key employees or directors;
●	our ability to identify, in-license or acquire additional technology;
●	our intellectual property rights;
●	our ability to maintain our existing license agreements and manufacturing arrangements;
●
our ability to compete with other companies currently marketing or engaged in the development of products and services that serve customers engaged in proteomic analysis, many of which have greater financial and marketing resources than us;

●	the size and growth potential of the markets for our products, and the ability of each product to serve those markets once commercialized, either alone or in partnership with others;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our financial performance;
●	changes in applicable laws or regulations;
●	market conditions and global and economic factors, such as inflation; and
●	our ability to raise financing in the future.

These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, in Item 1A of Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, and in other filings that we make with the Securities and Exchange Commission. The risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$93,822	$84,319
Marketable securities	180,803	266,990
Accounts receivable, net of allowance for estimated credit losses of $0 and $0, respectively	466	-
Inventory, net	2,325	-
Prepaid expenses and other current assets	7,392	6,873
Total current assets	284,808	358,182
Property and equipment, net	17,606	16,849
Internally developed software	627	-
Operating lease right-of-use assets	14,354	15,757
Other assets	701	697
Total assets	$318,096	$391,485
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,056	$3,903
Accrued expenses and other current liabilities	7,428	10,434
Current portion of operating lease liabilities	1,523	1,369
Total current liabilities	11,007	15,706
Warrant liabilities	1,077	996
Other long-term liabilities	19	-
Operating lease liabilities	13,928	16,077
Total liabilities	26,031	32,779

Commitments and contingencies (Note 15)

Stockholders’ equity
Class A Common stock, $0.0001 par value; 600,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 121,790,534 and 120,006,757 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	12	12
Class B Common stock, $0.0001 par value; 27,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 19,937,500 shares issued and outstanding as of September 30, 2023 and December 31, 2022	2	2
Additional paid-in capital	765,637	758,366
Accumulated deficit	(473,586)	(399,674)
Total stockholders’ equity	292,065	358,706
Total liabilities and stockholders’ equity	$318,096	$391,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (in thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue:
Product	$216	$-	$654	$-
Service	7	-	28	-
Total revenue	223	-	682	-
Cost of revenue	115	-	372	-
Gross profit	108	-	310	-
Operating expenses:
Research and development	16,587	16,675	50,588	53,905
Selling, general and administrative	10,696	10,983	33,010	31,093
Total operating expenses	27,283	27,658	83,598	84,998
Loss from operations	(27,175)	(27,658)	(83,288)	(84,998)
Dividend income	2,572	1,381	7,274	3,288
Unrealized gain (loss) on marketable securities	1,953	(4,240)	8,302	(20,384)
Realized loss on marketable securities	(1,901)	(1,348)	(6,489)	(2,399)
Change in fair value of warrant liabilities	(162)	137	(81)	5,121
Other income (expense), net	(15)	15	370	70
Loss before provision for income taxes	(24,728)	(31,713)	(73,912)	(99,302)
Provision for income taxes	-	-	-	-
Net loss and comprehensive loss	$(24,728)	$(31,713)	$(73,912)	$(99,302)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.17)	$(0.23)	$(0.52)	$(0.71)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	141,660,018	139,542,660	141,154,110	139,057,663

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts)
(Unaudited)

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2022	120,006,757	$12	19,937,500	$2	$758,366	$(399,674)	$358,706
Net loss	-	-	-	-	-	(23,611)	(23,611)
Common stock issued upon vesting of restricted stock units	1,552,583	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	3,908	-	3,908
Balance - March 31, 2023	121,559,340	$12	19,937,500	$2	$762,274	$(423,285)	$339,003
Net loss	-	-	-	-	-	(25,573)	(25,573)
Common stock issued upon vesting of restricted stock units	74,273	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	1,865	-	1,865
Balance - June 30, 2023	121,633,613	$12	19,937,500	$2	$764,139	$(448,858)	$315,295
Net loss	-	-	-	-	-	(24,728)	(24,728)
Common stock issued upon exercise of stock options and vesting of restricted stock units	156,921	-	-	-	357	-	357
Stock-based compensation	-	-	-	-	1,141	-	1,141
Balance - September 30, 2023	121,790,534	$12	19,937,500	$2	$765,637	$(473,586)	$292,065

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	118,025,410	$12	19,937,500	$2	$744,252	$(267,232)	$477,034
Net loss	-	-	-	-	-	(35,175)	(35,175)
Common stock issued upon exercise of stock options and vesting of restricted stock units	946,987	-	-	-	730	-	730
Stock-based compensation	-	-	-	-	(714)	-	(714)
Balance - March 31, 2022	118,972,397	$12	19,937,500	$2	$744,268	$(302,407)	$441,875
Net loss	-	-	-	-	-	(32,414)	(32,414)
Common stock issued upon exercise of stock options and vesting of restricted stock units	271,731	-	-	-	264	-	264
Stock-based compensation	-	-	-	-	3,770	-	3,770
Balance - June 30, 2022	119,244,128	$12	19,937,500	$2	$748,302	$(334,821)	$413,495
Net loss	-	-	-	-	-	(31,713)	(31,713)
Common stock issued upon exercise of stock options and vesting of restricted stock units	604,042	-	-	-	1,625	-	1,625
Stock-based compensation	-	-	-	-	4,043	-	4,043
Balance - September 30, 2022	119,848,170	$12	19,937,500	$2	$753,970	$(366,534)	$387,450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(73,912)	$(99,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,063	1,789
Non-cash lease expense	1,486	1,273
Unrealized (gain) loss on marketable securities	(8,302)	20,384
Realized loss on marketable securities	6,489	2,399
(Gain) loss on disposal of fixed assets	(8)	9
Change in fair value of warrant liabilities	81	(5,121)
Change in fair value of contingent consideration	(400)	141
Stock-based compensation	6,914	7,099
Changes in operating assets and liabilities:
Accounts receivable, net	(466)	-
Inventory, net	(2,325)	-
Prepaid expenses and other current assets	(236)	(931)
Operating lease right-of-use assets	(83)	(9,466)
Other assets	(4)	(7)
Accounts payable	(732)	(444)
Accrued expenses and other current liabilities	(2,656)	2,224
Other long-term liabilities	19	-
Operating lease liabilities	(1,995)	8,976
Net cash used in operating activities	$(73,067)	$(70,977)
Cash flows from investing activities:
Purchases of property and equipment	(4,877)	(7,241)
Internally developed software - capitalized costs	(763)	-
Purchases of marketable securities	-	(834)
Sales of marketable securities	88,000	119,759
Net cash provided by investing activities	$82,360	$111,684
Cash flows from financing activities:
Proceeds from exercise of stock options	357	2,619
Deferred offering costs	(147)	-
Payment of contingent consideration - business acquisition	-	(348)
Payment of deferred consideration - business acquisition	-	(500)
Net cash provided by financing activities	$210	$1,771
Net increase in cash and cash equivalents	9,503	42,478
Cash and cash equivalents at beginning of period	84,319	35,785
Cash and cash equivalents at end of period	$93,822	$78,263
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchased but not paid	$59	$798
Deferred offering costs payable	136	-

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

The Company is an innovative life sciences company with the mission of transforming single-molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell. The Company has developed a proprietary universal single-molecule detection platform that the Company is first applying to proteomics to enable Next-Generation Protein SequencingTM (“NGPS”), the ability to sequence proteins in a massively parallel fashion (rather than sequentially, one at a time), and can be used for the study of nucleic acids. The Company’s platform is currently comprised of the Platinum™ NGPS instrument and the Quantum-Si Cloud software service, and reagent kits and chips for use with its instruments.

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2023, or any other period.

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

Concentration of Business Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and marketable securities. As of September 30, 2023 and December 31, 2022, substantially all of the Company’s marketable securities were invested in fixed income mutual funds at one financial institution. See Note 5 “Investments in Marketable Securities” in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding our realized losses on such accounts. The Company also maintains balances in certain operating accounts above federally insured limits and, as a result, the Company is exposed to credit risk in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation.

The Company sources certain key materials and components utilized in the Company’s products from single or limited suppliers. Historically, the Company has not experienced significant issues sourcing these materials and components. However, if these suppliers were not able to supply the requested amount of materials or components, it could take a considerable length of time to obtain alternative sources, which could affect the Company’s development efforts and commercial operations.

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

Inventory, Net

Inventory is stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method. Inventory primarily consists of raw materials and finished goods of $1,030 and $1,285, respectively, as of September 30, 2023.

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

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and, if needed, writes down any excess and obsolete inventory to its estimated net realizable value in the period it is identified. As of September 30, 2023, there were no write-downs recorded against inventory.

Capitalized Software Development Costs

The Company capitalizes certain internal use software development costs related to its SaaS platform incurred during the application development stage when management with the relevant authority authorizes and commits to the funding of the project, it is probable that the project will be completed, and the software will be used as intended. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Costs related to preliminary project activities and to post-implementation activities are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, which is generally two years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of the assets. Capitalized costs are recorded as Internally developed software in the condensed consolidated balance sheets. There was no Internally developed software recorded in 2022. Amortization expense related to internally developed software was $90 and $136 for the three and nine months ended September 30, 2023, respectively.  As of September 30, 2023 amortization expense is expected to be $95 for the remainder of the year ending December 31, 2023 and $382 and $150 for the years ending December 31, 2024 and 2025, respectively.

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

The Company disaggregates revenue from contracts with customers by type of revenue – products and services. The Company believes that product revenue and service revenue aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Total revenue generated from domestic sales for the three and nine months ended September 30, 2023 was $209 and $565, respectively. Total revenue generated from international sales for the three and nine months ended September 30, 2023 was $14 and $117.

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

As of September 30, 2023, the Company had deferred revenue amounting to $189, $170 of which is included within Accrued expenses and other current liabilities and $19 is included within Other long-term liabilities in the Company’s condensed consolidated balance sheets. The Company expects to recognize approximately 74% of its remaining performance obligations as revenue for the remainder of the year ending December 31, 2023, and an additional 26% for the year ending December 31, 2024 and thereafter.

The amount of revenue recognized during the three and nine months ended September 30, 2023 that was included in the deferred revenue balance of $73 at December 31, 2022 was $1 and $71, respectively.

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

Recently Issued Accounting Pronouncements

Accounting pronouncements issued but not yet adopted

No new accounting pronouncements issued or effective during the three and nine months ended September 30, 2023 had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.

3. ACQUISITION

Majelac Technologies LLC

Pursuant to the terms and conditions of an Asset Purchase Agreement by and among the Company, Majelac Technologies LLC (“Majelac”), and certain other parties, on November 5, 2021 (the “Majelac Closing Date”), the Company acquired certain assets and assumed certain liabilities of Majelac, a privately-owned company providing semiconductor chip assembly and packaging capabilities located in Pennsylvania, for $4,632 in cash including $132 in reimbursement for certain recently purchased equipment, and 535,715 shares of Class A common stock, valued at $4,232, issued to Majelac subject to certain restrictions. An additional 59,523 shares of Class A common stock valued at $471 were issued to Majelac 12 months after the Majelac Closing Date on November 7, 2022. The Company also assumed the legal fees of Majelac of $50. Additional purchase price consideration of $500 in cash was to be paid six months after the Majelac Closing Date less any amount that could be required by the buyer indemnitees to satisfy any unresolved claims for indemnification, if any. The Company agreed to pay additional milestone-based consideration of up to $800, which was fair valued at $531 on the Majelac Closing Date. On May 4, 2022, the Company paid Majelac $900 in cash, which consisted of $500 for the additional purchase price consideration and $400 (fair value of $348 at the Majelac Closing Date) for the first of two milestones that was met. As of June 30, 2023, the Company determined that the estimated fair value of the contingent consideration was de minimis as the probability of the second milestone being met by November 1, 2023 was remote. As of September 30, 2023, there has been no change from the June 30, 2023 determination. As a result, the Company recorded a gain of $400 during the nine months ended September 30, 2023 in Other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

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

Acquisition-related costs recognized during the three and nine months ended September 30, 2022, including transaction costs such as legal, accounting, valuation and other professional services, were $0 and $26, respectively, and are included in Selling, general and administrative on the condensed consolidated statements of operations and comprehensive loss. There were no acquisition-related costs recognized during the three and nine months ended September 30, 2023.

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

The carrying value of cash and cash equivalents, accounts payable and accrued expenses and other current liabilities approximates their fair values due to the short-term or on demand nature of these instruments. Fixed income mutual funds were valued using quoted market prices and accordingly were classified as Level 1. There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2023.

The Company’s outstanding warrants include publicly traded warrants (the “Public Warrants”) which were issued as one-third of one redeemable warrant per unit issued during HighCape’s initial public offering on September 9, 2020, and warrants sold in a private placement (the “Private Warrants”) to HighCape’s sponsor, HighCape Capital Acquisition LLC. The Company accounted for the warrants as liabilities in accordance with ASC 815-40 and are presented as Warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented as Change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss. There were no exercises or redemptions of the public or private warrants as of September 30, 2023.

The Public Warrants and Private Warrants were carried at fair value as of September 30, 2023 and December 31, 2022. The Public Warrants were valued using Level 1 inputs as they are traded in an active market. The Private Warrants were valued using a binomial lattice model, which results in a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Warrants was the expected volatility of the Company’s Class A common stock. The expected volatility was based on consideration of the implied volatility from the Company’s own Public Warrant pricing and on the historical volatility observed at guideline public companies. As of September 30, 2023, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 93.7%, (ii) risk-free interest rate of 4.80%, (iii) strike price of $11.50, (iv) fair value of common stock of $1.66, and (v) expected life of 2.7 years. As of December 31, 2022, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 75.1%, (ii) risk-free interest rate of 4.10%, (iii) strike price of $11.50, (iv) fair value of common stock of $1.83, and (v) expected life of 3.4 years.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

		Fair Value Measurement Level
September 30, 2023:	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents - Money Market	$88,354	$88,354	$-	$-
Marketable securities	180,803	180,803	-	-
Total assets at fair value on a recurring basis	$269,157	$269,157	$-	$-

Liabilities:
Public Warrants	$1,035	$1,035	$-	$-
Private Warrants	42	-	-	42
Total liabilities at fair value on a recurring basis	$1,077	$1,035	$-	$42

		Fair Value Measurement Level
December 31, 2022:	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents - Money Market	$83,079	$83,079	$-	$-
Marketable securities	266,990	266,990	-	-
Total assets at fair value on a recurring basis	$350,069	$350,069	$-	$-

Liabilities:
Public Warrants	$958	$958	$-	$-
Private Warrants	38	-	-	38
Total liabilities at fair value on a recurring basis	$996	$958	$-	$38

5. INVESTMENTS IN MARKETABLE SECURITIES

Unrealized gains/(losses) related to securities held as of September 30, 2023, realized losses related to securities that were sold during the three and nine months ended September 30, 2023 and dividend income from marketable securities were as follows for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Unrealized gain (loss) on marketable securities	$1,953	$(4,240)	$8,302	$(20,384)
Realized loss on marketable securities	(1,901)	(1,348)	(6,489)	(2,399)
Dividend income from marketable securities	2,572	1,381	7,274	3,288

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, are recorded at historical cost and consist of the following:

	September 30, 2023	December 31, 2022
Laboratory and production equipment	$14,880	$14,031
Computer equipment	1,736	1,073
Purchased software	188	188
Furniture and fixtures	260	218
Leasehold improvements	6,918	1,308
Construction in process	2,776	6,234
Property and equipment, gross	26,758	23,052
Less: Accumulated depreciation and amortization	(9,152)	(6,203)
Property and equipment, net	$17,606	$16,849

Depreciation and amortization expense associated with Property and equipment amounted to $1,080 and $729 for the three months ended September 30, 2023 and 2022, respectively, and $2,927 and $1,789 for the nine months ended September 30, 2023 and 2022, respectively. No impairments were recorded for the three and nine months ended September 30, 2023 or 2022.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2023	December 31, 2022
Employee compensation and benefits	$3,191	$5,548
Contracted services	2,325	3,616
Restructuring costs	551	-
Business acquisition costs and contingencies	-	343
Legal fees	997	839
Other	364	88
Total accrued expenses and other current liabilities	$7,428	$10,434

8. LEASES

The Company has commitments under lease arrangements primarily for office and manufacturing space. The Company’s leases have initial lease terms ranging from two to 10 years. These leases include options to extend or renew the leases for an additional period of one to 10 years.

Operating leases are accounted for on the condensed consolidated balance sheets with right-of-use (“ROU”) assets being recognized in “Operating lease right-of-use assets” and lease liabilities recognized in “Current portion of operating lease liabilities” and “Operating lease liabilities”.

Lease-related costs for the three and nine months ended September 30, 2023  and 2022 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating lease cost	$864	$819	$2,613	$2,352
Variable lease cost	545	321	1,226	922
Total lease cost	$1,409	$1,140	$3,839	$3,274

Other information related to operating leases as of September 30, 2023 and December 31, 2022 is as follows:

	September 30,	December 31,
	2023	2022
Weighted-average remaining lease term (years)	6.6	7.3
Weighted-average discount rate	7.9%	7.9%

The following table provides certain cash flow and supplemental cash flow information related to the Company’s lease liabilities for the nine months ended September 30, 2023  and 2022:

	Nine months ended September 30,
	2023	2022
Operating cash paid to settle operating lease liabilities	$3,201	$1,362

Right-of-use assets obtained in exchange for lease liabilities	$83	$9,466

Future minimum lease payments under non-cancellable leases as of September 30, 2023 are as follows:

Operating Leases
Remainder of 2023	$1,097
2024	4,436
2025	4,527
2026	4,585
2027	4,549
Thereafter	13,027
Total undiscounted lease payments	$32,221
Less: Imputed interest	7,666
Less: Lease incentives (1)	9,104
Total lease liabilities	$15,451

(1)	Includes lease incentives that may be realized in 2023 for the costs of leasehold improvements.

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

The Company accounted for the $9,104 of lease incentives as an offset to the lease liability recorded at the inception of the lease.  From the total lease incentives, the Company has incurred and recognized leasehold improvements of approximately $1,100 related to reimbursable construction costs included in construction in progress within Property and equipment, net on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.  Although the Company believes it is contractually entitled to the $9,104 of lease incentives, based on the current status of the litigation, the Company cannot determine the likely outcome or estimate the impact on such carrying values.

9. STOCKHOLDERS’ EQUITY

At-the-market Equity Offering Program

In August 2023, the Company filed a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which became effective on August 22, 2023, covering the offering of Class A common stock, preferred stock, debt securities, warrants, rights and units.

In August 2023, the Company also entered into an Equity Distribution Agreement (“EDA”) with an outside placement agent (the “Agent”), under which the Company may, from time to time, sell shares of the Company’s Class A common stock having an aggregate offering price of up to $75 million in “at-the-market” offerings through the Agent (the “ATM Offering”). The Shelf Registration Statement included a prospectus supplement covering the offering, issuance and sale of up to $75 million of the Company’s Class A common stock, from time to time, through the ATM Offering. The shares to be sold under the EDA may be issued and sold pursuant to the Shelf Registration Statement. The EDA also provides that the Agent will be entitled to compensation for its services in an amount up to 3.0% of the gross proceeds from the sales of shares sold through the Agent under the EDA. The Company has no obligation to sell any shares under the EDA and may at any time suspend solicitation and offers under the EDA. To date, the Company has not issued or sold any shares of the Company’s Class A common stock under the ATM Offering.

Equity Incentive Plan

The Company’s 2013 Employee, Director and Consultant Equity Incentive Plan, as amended on March 12, 2021 (the “2013 Plan”), was originally adopted by its Board of Directors and stockholders in September 2013. In connection with the closing of the Business Combination, the Company adjusted the equity awards. The adjustments to the awards did not result in incremental expense as the equitable adjustments were made pursuant to a preexisting nondiscretionary antidilution provision in the 2013 Plan, and the fair-value, vesting conditions, and classification are the same immediately before and after the modification. In connection with the Business Combination, HighCape’s stockholders approved and adopted the Quantum-Si Incorporated 2021 Equity Incentive Plan (the “2021 Plan”) and the Company no longer makes issuances under the 2013 Plan. The 2021 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2021 Plan. As of September 30, 2023 and December 31, 2022, there were 13,071,147 and 9,133,702 shares, respectively, available for issuance under the 2021 Plan.

On November 9, 2022, the Company granted inducement awards consisting of 2,780,000 performance-based stock options to purchase Class A common stock pursuant to Nasdaq Rule 5635(c)(4). These awards were not granted pursuant to the 2013 Plan or the 2021 Plan.

On May 8, 2023, the Company adopted the 2023 Inducement Equity Incentive Plan (the “2023 Inducement Plan”) to reserve 3,000,000 shares of its common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the 2023 Inducement Plan are substantially similar to those of the 2021 Plan. As of September 30, 2023, there were 60,250 shares remaining available for issuance under the 2023 Inducement Equity Incentive Plan.

Stock options

During the nine months ended September 30, 2023, the Company granted an aggregate of 10,138,730 stock option awards to participants, with vesting subject to the participant’s continued employment with the Company through the applicable vesting dates. Stock-based compensation related to stock options for the three months ended September 30, 2023 and 2022 was $1,133 and $1,868, respectively.  Stock-based compensation related to stock options for the nine months ended September 30, 2023 and 2022 was $5,728 and $5,169, respectively.

A summary of the stock option activity is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	19,427,755	$3.69	8.68	$378
Granted	10,138,730	1.79
Exercised	(127,799)	2.79
Forfeited	(5,816,858)	3.76
Outstanding at September 30, 2023	23,621,828	$2.86	8.46	$1,129
Options exercisable at September 30, 2023	6,311,402	$3.98	6.38	$286
Vested and expected to vest at September 30, 2023	19,261,890	$2.96	8.29	$916

Restricted stock units

During the nine months ended September 30, 2023, the Company granted 491,320 restricted stock unit (“RSU”) awards. Stock-based compensation related to RSU awards for the three months ended September 30, 2023 and 2022 was $8 and $2,175, respectively.  Stock-based compensation related to RSU awards for the nine months ended September 30, 2023 and 2022 was $1,186 and $1,930, respectively.

A summary of the RSU activity is presented in the table below:

	Number of Shares Underlying RSUs	Weighted Average Grant-Date Fair Value
Outstanding non-vested RSUs at December 31, 2022	2,018,449	$8.41
Granted	491,320	1.76
Vested	(1,655,978)	8.56
Forfeited	(213,117)	7.09
Outstanding non-vested RSUs at September 30, 2023	640,674	$3.39

The Company’s stock-based compensation is allocated to the following operating expense categories as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Research and development	$479	$1,114	$2,531	$3,460
Selling, general and administrative	662	2,929	4,383	3,639
Total stock-based compensation	$1,141	$4,043	$6,914	$7,099

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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator
Net loss	$(24,728)	$(31,713)	$(73,912)	$(99,302)
Numerator for basic and diluted EPS - loss attributable to common stockholders	$(24,728)	$(31,713)	$(73,912)	$(99,302)
Denominator
Common stock	141,660,018	139,542,660	141,154,110	139,057,663
Denominator for basic and diluted EPS - weighted-average common stock	141,660,018	139,542,660	141,154,110	139,057,663
Basic and diluted net loss per share	$(0.17)	$(0.23)	$(0.52)	$(0.71)

Net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	September 30,
	2023	2022
Outstanding options to purchase common stock	23,621,828	12,245,302
Outstanding restricted stock units	640,674	2,084,710
Outstanding warrants	3,968,319	3,968,319
	28,230,821	18,298,331

11. WARRANT LIABILITIES

Public Warrants

As of September 30, 2023 and December 31, 2022, there were an aggregate of 3,833,319 outstanding Public Warrants, which entitle the holder to acquire Class A common stock. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment as discussed below, beginning on September 9, 2021. The warrants will expire on June 10, 2026 or earlier upon redemption or liquidation.

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

Private Warrants

As of September 30, 2023 and December 31, 2022, there were 135,000 Private Warrants outstanding. The Private Warrants are identical to the Public Warrants, except that so long as they are held by the Sponsor or any of its permitted transferees, (i) the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or saleable until 30 days after the completion of the Business Combination, (ii) the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and (iii) the Private Warrants are not subject to the Company’s redemption option at the price of $0.01 per warrant. The Private Warrants are subject to the Company’s redemption option at the price of $0.01 per warrant, provided that the other conditions of such redemption are met, as described above. If the Private Warrants are held by a holder other than the Sponsor or any of its permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants.

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

The fair value of warrant liabilities was $1,077 and $996 as of September 30, 2023 and December 31, 2022, respectively.  The Company recognized losses of $162 and $81 as a Change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023, respectively. The Company recognized gains of $137 and $5,121 as a Change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022, respectively. There were no exercises or redemptions of the Public Warrants or Private Warrants during the three and nine months ended September 30, 2023 or 2022.

12. INCOME TAXES

Income taxes for the three and nine months ended September 30, 2023 and 2022 are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, if they occur. The Company’s estimated annual effective tax rate was 0.0% for the three and nine months ended September 30, 2023 and 2022. The primary reconciling items between the federal statutory rate of 21.0% for these periods and the Company’s overall effective tax rate of 0.0% were related to the effects of deferred state income taxes, nondeductible stock-based compensation, changes in the fair value of warrant liabilities, research and development credits, and the valuation allowance recorded against the full amount of its net deferred tax assets.

A valuation allowance is required when it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of sufficient future taxable income during the period in which the Company’s related temporary differences become deductible. The Company has recorded a full valuation allowance against its net deferred tax assets as of September 30, 2023 and December 31, 2022 since management believes that based on the earnings history of the Company, it is more likely than not that the benefits of these assets will not be realized.

13. RELATED PARTY TRANSACTIONS

The Company utilized and subleased office and laboratory space in a building owned by a related party. The Company paid $0 and $80 under month-to-month lease arrangements for this space for the three months ended September 30, 2023 and 2022, respectively, and $156 and $241 for the nine months ended September 30, 2023 and 2022, respectively. The Company no longer subleases this space as of June 30, 2023.

The Company was a party to an Amended and Restated Technology Services Agreement (the “ARTSA”), most recently amended on November 11, 2020, by and among 4Catalyzer Corporation (“4C”), the Company and other participant companies controlled by Dr. Jonathan Rothberg, the Chairman of the Company’s Board of Directors. The Company entered into a First Addendum to the ARTSA on February 17, 2021 pursuant to which the Company agreed to terminate its participation under the ARTSA no later than immediately prior to the effective time of the Business Combination, resulting in the termination of the Company’s participation under the ARTSA on June 10, 2021. In connection with the termination of the Company’s participation under the ARTSA, the Company terminated its lease agreement with 4C and negotiated an arm’s length lease agreement. Under the ARTSA, the Company and the other participant companies had agreed to share certain non-core technologies, which means any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant and subject to certain restrictions on use. The ARTSA also provided for 4C to perform certain services for the Company and each other participant company such as monthly administrative, management and technical consulting services to the Company which were pre-funded approximately once per quarter. The Company incurred expenses of $65 and $149, which included $24 and $44 under month-to-month sublease arrangements for office and laboratory spaces from 4C, during the three months ended September 30, 2023 and 2022, respectively. The Company incurred expenses of $323 and $517, which included $72 and $141 under month-to-month sublease arrangements for office and laboratory spaces from 4C, during the nine months ended September 30, 2023 and 2022, respectively. The amounts advanced and due to 4C at September 30, 2023 and December 31, 2022 related to operating expenses were $20 and $70, respectively, which are included in Accrued expenses and other current liabilities on the condensed consolidated balance sheets. The amounts advanced and due from 4C at September 30, 2023 and December 31, 2022, related to operating expenses were $0 and $37, respectively, and are included in Prepaid expenses and other current assets on the condensed consolidated balance sheets.

The ARTSA also provided for the participant companies to provide other services to each other. The Company also had transactions with other entities under common ownership, which included payments made to third parties on behalf of the Company and payments made by the Company to third parties on behalf of the other entities. There were no amounts remaining payable to the Company or from the Company at September 30, 2023 and December 31, 2022.

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

Effective October 1, 2022, the Company entered into a Protein Engineering Collaboration (the “New Collaboration”) with PEI to develop technology and methods in the field of nanobodies and potentially other binders to produce novel biological reagents and related data. The New Collaboration was made pursuant to and governed by the Technology and Services Exchange Agreement, effective as of June 10, 2021, by and among the Company and the participants named therein, including PEI. Dr. Rothberg serves as Chairman of the Board of Directors of PEI and the Rothberg family are controlling stockholders of PEI. The Company incurred expenses of $47 and $172 during the three and nine months ended September 30, 2023, respectively, related to the New Collaboration. The amounts advanced and due from PEI at September 30, 2023 and December 31, 2022 related to operating expenses were $217 and $45, respectively, and are included in Prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

Dr. Rothberg also receives fees as the Chairman of the Company’s Board of Directors and a member of the Board and Nominating and Corporate Governance Committee. The Company paid $27 and $113 to Dr. Rothberg for the three months ended September 30, 2023 and 2022, respectively, and $87 and $341 for the nine months ended September 30, 2023 and 2022, respectively, for all services provided to the Company.

14. RESTRUCTURING

The Company committed to organizational restructurings, during the quarters ended March 31, 2023 and September 30, 2023, designed to decrease its costs and create a more streamlined organization to support its business. As of September 30, 2023, the Company has recorded a $551 restructuring liability, which is included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

The Company’s restructuring costs, primarily for cash severance costs and other severance benefits, are allocated to the following operating expense categories as follows:

	Three months ended	Nine months ended
	September 30, 2023	September 30, 2023
Research and development	$1,602	$2,738
Selling, general and administrative	649	1,393
Total restructuring costs	$2,251	$4,131

15. COMMITMENTS AND CONTINGENCIES

Commitments

Licenses related to certain intellectual property:

The Company licenses certain intellectual property, some of which may be utilized in its current or future product offerings. To preserve the right to use such intellectual property, the Company is required to make annual minimum fixed payments totaling $210 as well as royalties based on net sales if the royalties exceed annual minimum fixed payments. As of September 30, 2023, the Company recorded $155 in Accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Other commitments:

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the three and nine months ended September 30, 2023 and 2022.

Contingencies

The Company is subject to claims in the ordinary course of business. Except as discussed below, the Company is not currently a party to any pending or threatened litigation, the outcome of which would be expected to have a material adverse effect on its financial condition, results of operations, or cash flows. The Company accrues contingent liabilities to the extent that the liability is probable and estimable.

In October 2023, a former contract manufacturer of the Company filed a complaint alleging breach of contract and made claims for economic damage and attorney costs. Although it is not possible to determine the potential financial exposure associated with the alleged claims given its early stage, the Company believes that it has a meritorious defense and intends to vigorously defend against all claims asserted in the complaint.

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

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2022 contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2023 and (iii) our other public reports filed with the SEC. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” or “Quantum-Si” are intended to mean the business and operations of Quantum-Si Incorporated and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022, respectively, present the financial position and results of operations of Quantum-Si Incorporated and its consolidated subsidiaries.

Overview

We are an innovative life sciences company with the mission of transforming single-molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell. We have developed a proprietary universal single-molecule detection platform that we are first applying to proteomics to enable Next-Generation Protein SequencingTM (“NGPS”), the ability to sequence proteins in a massively parallel fashion (rather than sequentially, one at a time), that can be used for the study of nucleic acids. We believe that with the ability to sequence proteins in a massively parallel fashion and offer a simplified workflow with a faster turnaround time, NGPS has the potential to unlock significant biological information through improved resolution and unbiased access to the proteome at a speed and scale that is not available today. Traditionally, proteomic workflows to sequence proteins required days or weeks to complete. Our platform, as originally planned, was designed to offer an end to end workflow including both sample preparation and sequencing and was comprised of Carbon™, our automated sample preparation instrument, our Platinum™ NGPS instrument, the Quantum-Si Cloud software service, and reagent kits and chips for use with our instruments.  In 2021, we introduced our PlatinumTM early access program to sites with participation from leading academic centers and key industry partners. The early access program introduced the PlatinumTM single-molecule sequencing system to key opinion leaders across the globe, for both expansion and development of applications and workflows. We launched the PlatinumTM instrument and started to take orders in December 2022, and subsequently began commercial shipments of Platinum™ in January 2023.

Since our initial launch of the PlatinumTM instrument, we have found that, consistent with other proteomics detection technologies, customers select the biological sample type and sample preparation method they use. The range of sample types and sample prep methods utilized in proteomics is extensive and often some level of optimization is required to make them compatible with the downstream detection technology. Our initial platform contemplated Carbon™ as an automated sample preparation instrument. While Carbon™ could help reduce sample preparation variation and streamline the end-to-end workflow in utilizing our PlatinumTM protein sequencing instrument, it is not an absolute requirement, and may not be the best solution long-term. To this end, we recently completed an evaluation of Carbon™ as it relates to the workflow and in comparison to other potential liquid handler and sample preparation solutions. This evaluation concluded that pursuing efforts to continue development of CarbonTM was not the most effective use of our research and development efforts and therefore we have paused development related to Carbon™ to focus efforts on PlatinumTM, our reagent kits and chips for use on PlatinumTM, and our Quantum-Si Cloud environment as our go forward platform to maximize value.

Now that our Platinum™ and Quantum-Si Cloud system has launched, we intend to follow a systematic, phased approach to continue to successfully launch updates to our platform. We believe we are the first company to successfully enable NGPS on a semiconductor chip, thus digitizing a massive proteomics opportunity, which allows for a massively parallel solution at the ultimate level of sensitivity —single-molecule detection.

We believe that our platform offers a differentiated workflow solution in a rapidly evolving proteomics tools market. Within our initial focus market of proteomics, our workflow is designed to provide users a seamless opportunity to gain key insights into the immediate state of biological pathways and cell state. Our platform aims to address many of the key challenges and bottlenecks with legacy proteomic solutions, such as mass spectrometry (“MS”), high instrument costs both in terms of acquisition and ownership and complexity with data analysis, which together prevent broad adoption. We believe our platform, which is designed to streamline sequencing and data analysis at a lower instrument cost than legacy proteomic solutions, could allow our product to have wide utility across the study of the proteome. For example, our platform could be used for biomarker discovery and disease detection, pathway analysis, immune response, and vaccine development, among other applications.

Total revenue for the three and nine months ended September 30, 2023 was $0.2 million and $0.7 million, respectively. We define backlog as purchase orders or signed contracts from our customers for which we have not fulfilled and therefore have not yet recognized the associated revenue. We anticipate converting this backlog to revenue in the subsequent quarters; however, our ability to do so is subject to customers who may seek to cancel or delay their orders even if we are prepared to fulfill them. As of September 30, 2023, our backlog was approximately $0.1 million.

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

Recent Developments

In April 2023, we informed the contract manufacturer who manufactures our PlatinumTM and CarbonTM instruments that we intend to wind down the relationship and transition to a different contract manufacturer. In October 2023, we were informed that the contract manufacturer had filed a complaint alleging breach of contract and made claims for economic damage under the contract as well as attorney costs. Although it is not possible to determine the potential financial exposure associated with the alleged claim at the point given its early stage, we believe that we have a meritorious defense and intend to vigorously defend against all claims asserted in the complaint.

In August 2023, we filed a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which became effective on August 22, 2023, covering the offering of Class A common stock, preferred stock, debt securities, warrants, rights and units.

In August 2023, we also entered into an Equity Distribution Agreement (“EDA”) with an outside placement agent (the “Agent”), under which we may, from time to time, sell shares of our Class A common stock having an aggregate offering price of up to $75 million in “at-the-market” offerings through the Agent (the “ATM Offering”). The Shelf Registration Statement included a prospectus supplement covering the offering, issuance and sale of up to $75 million of our Class A common stock, from time to time, through the ATM Offering. The shares to be sold under the EDA may be issued and sold pursuant to the Shelf Registration Statement. The EDA also provides that the Agent will be entitled to compensation for its services in an amount up to 3.0% of the gross proceeds from the sales of shares sold through the Agent under the EDA. We have no obligation to sell any shares under the EDA and may at any time suspend solicitation and offers under the EDA. To date, we have not issued or sold any shares of our Class A common stock under the ATM Offering.

Description of Certain Components of Financial Data

Revenue

Revenue is derived from sales of products and services. Product revenue is generated from the following sources: (i) instrument sales of our PlatinumTM instrument and (ii) consumables, which consist of sales of our sequencing reagents, chips, and library reagents. Service revenue is generated from service maintenance contracts including cloud access, proof of concept services and advanced training for instrument use. Freight revenue is recognized as Product revenue in the condensed consolidated statements of operations and comprehensive loss upon product shipment.

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

Unrealized gain (loss) on marketable securities

Unrealized gain (loss) on marketable securities primarily consists of unrealized gains/(losses) on fixed income mutual funds in marketable securities.

Realized loss on marketable securities

Realized loss on marketable securities primarily consists of realized losses on fixed income mutual funds in marketable securities.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities primarily consists of the change in the fair value of our publicly traded warrants (the “Public Warrants”) and our warrants sold in a private placement (the “Private Warrants”).

Other income (expense), net

Other income (expense), net primarily consists of a change in the fair value of the Majelac Technologies LLC (“Majelac”) contingent consideration.

Provision for income taxes

We utilize the asset and liability method of accounting for income taxes where deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized. We recorded a full valuation allowance as of September 30, 2023 and 2022. Based on the available evidence, we believe that it is more likely than not that we will be unable to utilize all of our deferred tax assets in the future.

Results of Operations

The following is a discussion of our results of operations for the three and nine months ended September 30, 2023 and 2022 and our accounting policies are described in Note 2 “Summary of Significant Accounting Policies” in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except for % changes)	2023	2022	% Change	2023	2022	% Change
Revenue:
Product	$216	$-	nm	$654	$-	nm
Service	7	-	nm	28	-	nm
Total revenue	223	-	nm	682	-	nm
Cost of revenue	115	-	nm	372	-	nm
Gross profit	108	-	nm	310	-	nm
Operating expenses:
Research and development	16,587	16,675	(0.5)%	50,588	53,905	(6.2)%
Selling, general and administrative	10,696	10,983	(2.6)%	33,010	31,093	6.2%
Total operating expenses	27,283	27,658	(1.4)%	83,598	84,998	(1.6)%
Loss from operations	(27,175)	(27,658)	(1.7)%	(83,288)	(84,998)	(2.0)%
Dividend income	2,572	1,381	86.2%	7,274	3,288	121.2%
Unrealized gain (loss) on marketable securities	1,953	(4,240)	(146.1)%	8,302	(20,384)	(140.7)%
Realized loss on marketable securities	(1,901)	(1,348)	41.0%	(6,489)	(2,399)	170.5%
Change in fair value of warrant liabilities	(162)	137	(218.2)%	(81)	5,121	(101.6)%
Other income (expense), net	(15)	15	(200.0)%	370	70	428.6%
Loss before provision for income taxes	(24,728)	(31,713)	(22.0)%	(73,912)	(99,302)	(25.6)%
Provision for income taxes	-	-	nm	-	-	nm
Net loss and comprehensive loss	$(24,728)	$(31,713)	(22.0)%	$(73,912)	$(99,302)	(25.6)%

Comparison of the Three Months Ended September 30, 2023 and 2022

Revenue, Cost of revenue and Gross profit

	Three months ended September 30,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Total revenue	$223	$-	$223	nm
Cost of revenue	115	-	115	nm
Gross profit	108	-	108	nm
Gross profit margin	48.4%	nm

We launched the PlatinumTM instrument and started to take orders in December 2022, and subsequently began commercial shipments of PlatinumTM in January 2023. Total revenue recognized in the three months ended September 30, 2023 was $0.2 million for the sale of PlatinumTM instruments and kits. No revenue was recognized in 2022. Gross profit was $0.1 million for the three months ended September 30, 2023.

Research and development

	Three months ended September 30,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Research and development	$16,587	$16,675	$(88)	(0.5)%

Research and development expenses decreased by $0.1 million, or 0.5%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily due to refined research and development activities coupled with a decrease in headcount due to restructuring activities initiated in the first and third quarters of 2023.

Selling, general and administrative

	Three months ended September 30,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Selling, general and administrative	$10,696	$10,983	$(287)	(2.6)%

Selling, general and administrative expenses decreased by $0.3 million, or 2.6%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily due to a decrease of $2.3 million of stock-based compensation as a result of the restructuring activities initiated in the first and third quarters of 2023, partially offset by an increase of $1.1 million in personnel costs primarily due to increased headcount for the ramp up of commercial sales and restructuring costs and an increase of $0.9 million of expenses primarily for consulting, legal and professional fees and insurances.

Dividend income

	Three months ended September 30,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Dividend income	$2,572	$1,381	$1,191	86.2%

Dividend income increased by $1.2 million, or 86.2%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 as a result of higher dividends earned on invested marketable securities.

Unrealized gain (loss) on marketable securities

	Three months ended September 30		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Unrealized gain (loss) on marketable securities	$1,953	$(4,240)	$6,193	(146.1)%

Unrealized gain (loss) increased by $6.2 million, or 146.1%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 as a result of an increase in unrealized gains as a result of the market adjustments of investments in marketable securities, which consist of fixed income mutual funds.

Realized loss on marketable securities

	Three months ended September 30,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Realized loss on marketable securities	$(1,901)	$(1,348)	$(553)	41.0%

Realized loss on marketable securities increased by $0.6 million, or 41.0%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily as a result of an increase in realized losses from sales of marketable securities.

Change in fair value of warrant liabilities

	Three months ended September 30,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Change in fair value of warrant liabilities	$(162)	$137	$(299)	(218.2)%

The change in fair value of warrant liabilities decreased by $0.3 million, or 218.2%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to a decline in the Company’s underlying common stock price.

Other income (expense), net

	Three months ended September 30,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Other income (expense), net	$(15)	$15	$(30)	(200.0)%

Other income (expense), net remained flat for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Revenue, Cost of revenue and Gross profit

	Nine months ended September 30,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Total revenue	$682	$-	$682	nm
Cost of revenue	372	-	372	nm
Gross profit	310	-	310	nm
Gross profit margin	45.5%	nm

Total revenue recognized in the nine months ended September 30, 2023 was $0.7 million for the sale of PlatinumTM instruments and kits. No revenue was recognized in 2022. Gross profit was $0.3 million for the nine months ended September 30, 2023.

Research and development

	Nine months ended September 30,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Research and development	$50,588	$53,905	$(3,317)	(6.2)%

Research and development expenses decreased by $3.3 million, or 6.2%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to refined research and development activities coupled with a decrease in headcount due to restructuring activities initiated in the first and third quarters of 2023 and collaboration fees, which includes $1.1 million paid to Protein Evolution, Inc. in 2022.

Selling, general and administrative

	Nine months ended September 30,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Selling, general and administrative	$33,010	$31,093	$1,917	6.2%

Selling, general and administrative expenses increased by $1.9 million, or 6.2%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to an increase of $1.7 million in personnel costs primarily due to increased headcount for the ramp up of commercial sales and restructuring costs and an increase of $0.7 million of stock-based compensation, partially offset by a decrease of $0.5 million of expenses primarily for consulting, legal and professional fees and insurances.

Dividend income

	Nine months ended September 30,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Dividend income	$7,274	$3,288	$3,986	121.2%

Dividend income increased by $4.0 million, or 121.2%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 as a result of higher dividends earned on invested marketable securities.

Unrealized gain (loss) on marketable securities

	Nine months ended September 30,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Unrealized gain (loss) on marketable securities	$8,302	$(20,384)	$28,686	(140.7)%

Unrealized gain (loss) on marketable securities increased by $28.7 million, or 140.7%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily as a result of an increase in unrealized gains as a result of the market adjustments of investments in marketable securities, which consist of fixed income mutual funds.

Realized loss on marketable securities

	Nine months ended September 30,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Realized loss on marketable securities	$(6,489)	$(2,399)	$(4,090)	170.5%

Realized loss on marketable securities increased by $4.1 million, or 170.5%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily as a result of an increase in realized losses from sales of marketable securities.

Change in fair value of warrant liabilities

	Nine months ended September 30,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Change in fair value of warrant liabilities	$(81)	$5,121	$(5,202)	(101.6)%

The change in fair value of warrant liabilities decreased by $5.2 million, or 101.6%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to a decline in the Company’s underlying common stock price.

Other income (expense), net

	Nine months ended September 30,		Change
(in thousands, except for % changes)	2023	2022	Amount	%
Other income (expense), net	$370	$70	$300	428.6%

Other income (expense), net increased by $0.3 million, or 428.6%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily as a result of a gain of $0.4 million recorded on the Majelac contingent consideration.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily with proceeds from the issuance of equity to private investors, as well as with the $511.2 million in proceeds received from the closing of the Business Combination on June 10, 2021. Additionally, we began to generate revenue during 2023. Our primary uses of liquidity have been operating expenses, capital expenditures and our acquisition of certain assets of Majelac. Cash flows from operations have been historically negative as we continue to invest in the development of our technology in NGPS. We expect to incur negative operating cash flows on an annual basis for the foreseeable future until such time that we can scale our revenue growth.

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

As of September 30, 2023, we had cash and cash equivalents and investments in marketable securities totaling $274.6 million. Our future capital requirements may vary from those currently planned and will depend on various factors including the pace and success of product commercialization.

We launched the PlatinumTM instrument and started to take orders in December 2022, and subsequently began commercial shipments of Platinum™ in January 2023. In addition, we are continuing further research and development efforts to enhance our Platinum™ instrument. Based on these initiatives and activities, our business will require an accelerated amount of spending to enhance the sales and marketing teams, continue to drive development, and build inventory. Other factors that could accelerate cash needs include: (i) delays in achieving scientific and technical milestones; (ii) unforeseen capital expenditures and fabrication costs related to manufacturing for commercialization; (iii) changes we may make in our business or commercialization strategy; (iv) costs of running a public company; (v) other items affecting our forecasted level of expenditures and use of cash resources, including potential acquisitions; and (vi) increased product and service costs.

In August 2023, we filed the Shelf Registration Statement, which became effective on August 22, 2023.

In August 2023, we also entered into the EDA with the Agent, under which we may, from time to time, sell shares of our Class A common stock under the ATM Offering. The Shelf Registration Statement included a prospectus supplement covering the offering, issuance and sale of up to $75 million of our Class A common stock, from time to time, through the ATM Offering. The shares to be sold under the EDA may be issued and sold pursuant to the Shelf Registration Statement. The EDA also provides that the Agent will be entitled to compensation for its services in an amount up to 3.0% of the gross proceeds from the sales of shares sold through the Agent under the EDA. We have no obligation to sell any shares under the EDA and may at any time suspend solicitation and offers under the EDA. To date, we have not issued or sold any shares of our Class A common stock under the ATM Offering.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2023	2022
Net cash (used in) provided by:
Net cash used in operating activities	$(73,067)	$(70,977)
Net cash provided by investing activities	82,360	111,684
Net cash provided by financing activities	210	1,771
Net increase in cash and cash equivalents	$9,503	$42,478

Net cash used in operating activities

The net cash used in operating activities of $73.1 million for the nine months ended September 30, 2023 was due primarily to a net loss of $73.9 million resulting from continued spend on research and development efforts and commercialization ramp up, net cash outflows from changes in operating assets and liabilities of $8.5 million and unrealized gains on marketable securities of $8.3 million, partially offset by stock-based compensation of $6.9 million, realized losses on marketable securities of $6.5 million and depreciation and amortization of $3.1 million.

The net cash used in operating activities of $71.0 million for the nine months ended September 30, 2022 was due primarily to a net loss of $99.3 million and a change in fair value of warrant liabilities of $5.1 million, partially offset by unrealized losses on marketable securities of $20.4 million, stock-based compensation of $7.1 million and realized losses on marketable securities of $2.4 million.

Net cash provided by investing activities

The net cash provided by investing activities of $82.4 million in the nine months ended September 30, 2023 was due primarily to sales of marketable securities of $88.0 million, offset by purchases of property and equipment of $4.9 million and capitalized internally developed software costs of $0.8 million.

The net cash provided by investing activities of $111.7 million in the nine months ended September 30, 2022 was due primarily to sales of marketable securities of $119.8 million, partially offset by purchases of property and equipment of $7.2 million and marketable securities of $0.8 million.

Net cash provided by financing activities

The net cash provided by financing activities of $0.2 million in the nine months ended September 30, 2023 was due primarily from $0.4 million from proceeds from exercise of stock options offset by $0.1 million of deferred offering costs paid for the S-3 shelf registrations and ATM.

The net cash provided by financing activities of $1.8 million in the nine months ended September 30, 2022 was due primarily from $2.6 million from proceeds from exercise of stock options, offset by $0.5 million from payment of deferred consideration and $0.3 million from payment of contingent consideration related to the Majelac acquisition.

Contractual Obligations

We lease certain facilities and equipment under non-cancellable lease agreements that expire at various dates through 2032. As of September 30, 2023, the future payments, before adjustments for tenant incentives, under leases was $32.2 million, which includes a lease we entered into in December 2021 for a facility in New Haven, Connecticut, which commenced in January 2022, and a lease that commenced in April 2022 for a facility in Branford, Connecticut.

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

Interest rate risk

Our marketable securities are comprised primarily of investments in fixed income mutual funds. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Interest rate increases have resulted in changes in the fair value of our fixed income mutual funds to date. As of September 30, 2023, this cumulative impact is a net unrealized loss of $12.9 million. The impact of such rate changes on the overall financial markets and the economy may continue to impact us in the future.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

We began commercial shipments of the Platinum™ protein sequencing instrument in the first quarter of 2023. We are in the process of implementing additional controls over the processes that are associated with the commercial launch of PlatinumTM including but not limited to revenue recognition and inventory. There were no additional changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS.

Our business, results of operations and financial condition are subject to various risks and uncertainties including the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed, with the SEC on May 11, 2023, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed, with the SEC on August 7, 2023 and the risk factor described below.

We rely on certain contract manufacturers to manufacture and supply components of both our instruments and consumable offerings. If these manufacturers should fail or not perform satisfactorily, our ability to commercialize and supply our instruments and consumable offerings would be adversely affected.

We rely on certain contract manufacturers to manufacture and supply components of both our instruments and consumable offerings. Since our contracts with these manufacturers do not commit them to carry inventory or make available any particular quantities, these manufacturers may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. Further, if these manufacturers are unable to obtain critical components used in our instruments or supply our instruments on the timelines we require, our business and commercialization efforts would be harmed.  In November 2021, we acquired one of our key suppliers in the semiconductor chip assembly and packaging business, Majelac.

In the event it becomes necessary to utilize a different contract manufacturer for our products, we would experience additional costs, delays and difficulties in doing so as a result of identifying and entering into an agreement with a new manufacturer as well as preparing such new manufacturer to meet the logistical requirements associated with manufacturing our instruments and consumable offerings, and our business would suffer. In addition, once our products are authorized for use by the FDA as medical devices, we will need to contract with FDA-registered device establishments that are able to comply with current Good Manufacturing Practice requirements that are set forth in the QSR, unless explicitly exempted by regulation.  We are presently working to transition activities of one of our contract manufacturers that produces a component of our semi-conductor chips.  The existing contract manufacturer is moving their operations to a new facility, which has been delayed, requiring us to transition to a new contract manufacturer.  If we are unable to begin manufacturing at this new contract manufacturer in a timely fashion, it will affect our ability to produce semi-conductor chips which would harm our research and development efforts and commercial operations.

In addition, certain of the components and consumables used in our instruments and consumable offerings are sourced from a limited number, or sole suppliers. If we were to lose such a supplier, there can be no assurance that we will be able to identify or enter into an agreement with an alternative supplier on a timely basis on acceptable terms, if at all. An interruption in our ability to sell and deliver instruments or consumable offerings to customers could occur if we encounter delays or difficulties in securing these components or consumables, or if the quality of the components or consumables supplied do not meet specifications, or if we cannot then obtain an acceptable substitute. Our suppliers have also been impacted by the COVID-19 pandemic, and in the past, we have experienced supply delays for critical hardware and instrumentation as a result. If any of these events occur, our business, results of operations, financial condition and prospects could be harmed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1	Equity Distribution Agreement, dated as of August 11, 2023, by and between Quantum-Si Incorporated and Evercore Group L.L.C.		Form S-3 (Exhibit 1.2)	8/11/2023	333-273934

10.2+	Separation Agreement, dated as of July 18, 2023, by and between Quantum-Si Incorporated and Michael P. McKenna, Ph.D.		Form 8-K (Exhibit 10.1)	7/20/2023	001-39486

10.3+	Separation Agreement, dated as of September 1, 2023 by and between Quantum-Si Incorporated and Patrick Schneider, Ph.D.		Form 8-K (Exhibit 10.1)	9/5/2023	001-39486

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

+	Management contract or compensatory plan or arrangement.

*
The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Quantum-Si Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of such Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM-SI INCORPORATED

Date: November 9, 2023	By:	/s/ Jeffrey Hawkins
Jeffrey Hawkins
President and Chief Executive Officer

Date: November 9, 2023	By:	/s/ Jeffry Keyes
Jeffry Keyes
Chief Financial Officer