Form 10-K
period 2023-12-31
Quantum-Si Inc
filed 2024-02-29
CIK 1816431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s voting and non-voting equity held by non-affiliates of the registrant (without admitting that any person whose securities are not included in such calculation is an affiliate) computed by reference to the price at which the Class A common stock was last sold as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $179.3 million.

As of February 20, 2024, the registrant had 121,832,417 shares of Class A common stock outstanding and 19,937,500 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

QUANTUM-SI INCORPORATED
FORM 10-K
For the fiscal year ended December 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. The actual results may differ from its expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue,” and similar expressions (or the negative versions of such words or expressions) are intended to identify such forward-looking statements. These forward-looking statements include, without limitation, our expectations with respect to future performance and development and commercialization of products and services. The forward-looking statements are based on projections prepared by, and are the responsibility of, management and involve significant risks and uncertainties that could cause the actual results to differ materially from those discussed in the forward-looking statements. Most of these factors are outside our control and are difficult to predict. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	the impact of pandemics or epidemics on our business;
•
the ability to recognize the benefits of the Business Combination (as defined below), which may be affected by, among other things, competition and our ability to grow and manage growth profitably and retain our key employees;

•	the inability to maintain the listing of our Class A common stock on The Nasdaq Stock Market LLC;
•	changes in applicable laws or regulations;
•	our ability to raise financing in the future;
•	the success, cost and timing of our product development and commercialization activities;
•	the commercialization and adoption of our existing products, including the Platinum® protein sequencing instrument, and the success of any product we may offer in the future;
•	our ability to obtain and maintain regulatory approval for its products, and any related restrictions and limitations of any approved product;
•	our ability to identify, in-license or acquire additional technology;
•	our ability to maintain its existing lease, license, manufacture and supply agreements;
•
our ability to compete with other companies currently marketing or engaged in the development or commercialization of products and services that serve customers engaged in proteomic analysis, many of which have greater financial and marketing resources than us;

•	the size and growth potential of the markets for our products and services, and its ability to serve those markets once commercialized, either alone or in partnership with others;
•	our estimates regarding future expenses, future revenue, capital requirements and needs for additional financing; and
•	our financial performance.

These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K as filed with the Securities and Exchange Commissions (the “SEC”). The risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Risks Related to Our Financial Condition and Capital Requirements

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

•	We may need to raise additional capital to fund ongoing research and development, operating activities, and commercialization activities.

Risks Related to Our Business and Industry

•	We recently commercially launched our first product, but we may not be able to successfully commercially launch other future products.
•	If we are unable to establish sales and marketing capabilities, we may not be successful in commercializing our products.
•
The size of the markets for our products may be smaller than estimated, and new market opportunities may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our products.

•	Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
•	If we do not sustain or successfully manage our anticipated growth, our business and prospects will be harmed.
•
Recently and in the past, we have undergone leadership transitions and an internal restructuring, and we depend on our key personnel and other highly qualified personnel, and if we are unable to recruit, train and retain our personnel in the future, we may not achieve our goals.

•
Our business will depend significantly on research and development spending by academic institutions and other research institutions, and any reduction in spending could limit demand for our products and adversely affect our business, results of operations, financial condition and prospects.

•
We rely on certain contract manufacturers to manufacture and supply our instruments, components of our instruments, and certain components of our consumable offerings. If these manufacturers should fail or not perform satisfactorily, our ability to commercialize and supply our instruments and consumable offerings would be adversely affected.

•
Our internal manufacturing equipment is specialized with limited vendor options and long lead times. If these pieces of equipment were to stop working and be unable to be repaired in a timely manner or at all, our ability to manufacturer our semiconductor chips would be adversely affected.

•	If we do not successfully develop and maintain our Platinum Analysis Software service, our commercialization efforts and therefore business and results of operations could suffer.
•
Commercializing our products outside of the United States could expose us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.

•
We have limited experience producing and supplying our products, and we may be unable to consistently manufacture or source our instruments and consumables to the necessary specifications or in quantities necessary to meet demand on a timely basis and at acceptable performance and cost levels.

•
We rely on third-party foundries to produce wafers, which when packaged and tested internally, lead to our supply of semiconductor chips. If these third-party foundries should fail or not perform satisfactorily, our ability to supply semiconductor chips would be negatively and adversely affected.

•	The life sciences technology market is highly competitive. If we fail to compete effectively, our business and results of operations will suffer.
•
We may acquire other companies or technologies which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

•
If our facilities or our third-party manufacturers’ facilities become unavailable or inoperable, our research and development program and commercialization launch plan could be adversely impacted and manufacturing of our instruments and consumables could be interrupted.

•
If we experience a significant disruption in our information technology systems, including our Platinum Analysis Software services, or cybersecurity incidents, our business could be adversely affected.

Risks Related to Government Regulation

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

•
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

•
We are currently subject to, and may in the future become subject to, both U.S. federal and state laws and regulations as well as international laws imposing obligations on how we collect, store and process personal information. Our actual or perceived failure to comply with such obligations could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our business and future customer base, and thereby decrease our revenue.

Risks Related to Our Intellectual Property

•
If we are unable to obtain and maintain and enforce sufficient intellectual property protection for our products and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired.

•	If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected, and our business could be harmed.
•	Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.
•
We may become involved in lawsuits to defend against third-party claims of infringement, misappropriation or other violations of intellectual property or to protect or enforce our intellectual property, any of which could be expensive, time consuming and unsuccessful, and may prevent or delay our development and commercialization efforts.

Risks Related to Our Securities and to Being a Public Company

•
Our outstanding warrants became exercisable for our Class A common stock in September 2021, which increased the number of shares eligible for future resale in the public market and resulted in dilution to our stockholders.

•
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

•	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
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

Overview

Prior to June 10, 2021, we were a blank check company, incorporated in Delaware, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On June 10, 2021, we completed a business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement dated February 18, 2021 (the “Business Combination Agreement”), by and among HighCape Capital Acquisition LLC (“HighCape”), Tenet Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Quantum-Si Incorporated, a Delaware corporation (“Legacy Quantum-Si”). Immediately upon the consummation of the Business Combination and the other transactions contemplated by the Business Combination Agreement (the “Closing”), Merger Sub merged with and into Legacy Quantum-Si, with Legacy Quantum-Si surviving the Business Combination as a wholly owned subsidiary of HighCape. In connection with the Closing, HighCape changed its name to “Quantum-Si Incorporated” (the parent company) and Legacy Quantum-Si changed its name to “Q-SI Operations Inc.” (a wholly-owned subsidiary of Quantum-Si Incorporated).

We are an innovative life sciences company with the mission of transforming single-molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell. We have developed a proprietary universal single-molecule detection platform that we are first applying to proteomics to enable Next-Generation Protein SequencingTM (“NGPS”), to sequence proteins in a massively parallel fashion (rather than sequentially, one at a time), which can also be used for the study of nucleic acids. We believe that the ability to sequence proteins in a massively parallel fashion and offer a simplified workflow with a faster turnaround time provides NGPS with the potential to unlock significant biological information through improved resolution and unbiased access to the proteome at a speed and scale that is not available today. Traditionally, proteomic workflows to sequence proteins required days or weeks to complete. Our platform, as originally planned, was designed to offer an end-to-end workflow including both sample preparation and sequencing and was comprised of CarbonTM, our automated sample preparation instrument, our Platinum® NGPS instrument, the Platinum Analysis Software service, and reagent kits and proprietary semiconductor chips for use with our Platinum® instrument. In 2021, we introduced our Platinum® early access program to sites with participation from leading academic centers and key industry partners. The early access program introduced the Platinum® single-molecule sequencing system to key opinion leaders across the globe for both expansion and development of applications and workflows. We began a controlled launch of the Platinum® instrument and started to take orders in December 2022, and subsequently began limited commercial shipments of Platinum® in January 2023.

Since our initial launch of the Platinum® instrument, we have found that, consistent with other proteomics detection technologies, customers select the biological sample type and sample preparation method they use. The range of sample types and sample preparation methods utilized in proteomics is extensive and often some level of optimization is required to make them compatible with the downstream detection technology. Our initial platform contemplated CarbonTM as an automated sample preparation instrument. While CarbonTM could help reduce sample preparation variation and streamline the end-to-end workflow in utilizing our Platinum® protein sequencing instrument, it is not an absolute requirement, and may not be the best solution long-term. To this end, in October 2023, we completed an evaluation of CarbonTM as it relates to the workflow and in comparison to other potential liquid handler and sample preparation solutions. This evaluation concluded that pursuing efforts to continue development of CarbonTM was not the most effective use of our research and development efforts. As a result, we paused development related to CarbonTM to focus efforts on Platinum®, our reagent kits and semiconductor chips for use on Platinum®, and our Platinum Analysis Software environment as our go forward platform to maximize value.

Now that our Platinum® and Platinum Analysis Software service have launched, we intend to follow a systematic, phased approach to continue to successfully launch updates to our platform. We believe we are the first company to successfully enable NGPS on a semiconductor chip, thus digitizing a massive proteomics opportunity, which allows for a vast parallel solution at the ultimate level of sensitivity -single-molecule detection.

We believe that our platform offers a differentiated workflow solution in a rapidly evolving proteomics tools market. Within our initial focus market of proteomics, our workflow is designed to provide users a seamless opportunity to gain key insights into the immediate state of biological pathways and cell state. Our platform aims to address many of the key challenges and bottlenecks with legacy proteomic solutions, such as mass spectrometry (“MS”), which include high instrument costs both in terms of acquisition and ownership, and complexity with data analysis, which together limit broad adoption. We believe our platform, which is designed to streamline sequencing and data analysis at a lower instrument cost and with greater automation than legacy proteomic solutions, could allow our product to have wide utility across the study of the proteome. For example, our platform could be used for biomarker discovery and disease detection, pathway analysis, immune response, vaccine development, quality assurance and quality control, among other applications.

According to SVB Leerink Research, proteomics represented a $75 billion market opportunity spanning from life science research through diagnostics in 2021. Within this, proteomics research represented $20 billion, while proteomic diagnostics and personalized medicine represented the remaining $55 billion. Within the $20 billion current addressable target market, we are focusing on an initial target market of approximately $8 billion that includes protein identification (approximately $3 billion), protein expression and quantification (approximately $3 billion) and proteoforms and post translational modifications (approximately $1.5 billion).

Our team has decades of cumulative experience in developing, commercializing and scaling tools in the life sciences industry. Our management team has previously employed similar approaches at other companies to launch other disruptive technologies, including market leading next generation DNA sequencing technologies. We believe this experience will allow us to introduce our platform in a structured manner to demonstrate its use, value and practicality, while working directly with our key customers, to help ensure a positive experience.

We were founded in 2013 by Dr. Jonathan Rothberg, a serial entrepreneur who received the Presidential Medal of Technology & Innovation in 2016 for inventing next generation DNA sequencing. Dr. Rothberg has founded more than 10 healthcare technology companies, including 454 Life Sciences, Ion Torrent, Hyperfine and Butterfly Network. We received net proceeds of $512.8 million from the Closing of the Business Combination in 2021 to help support our platform development.

We began a controlled launch of Platinum® in December 2022, operated under this controlled commercial launch in 2023 and anticipate a full commercial launch in early 2024. Revenue for the year ended December 31, 2023 was $1.1 million. There was no revenue for years ended December 31, 2022 and 2021. We incurred net losses of $96.0 million, $132.4 million and $95.0 million for the fiscal years ended December 31, 2023, 2022 and 2021, respectively.

Importance of Proteomics

Central Dogma of Biology

The central dogma of biology describes the flow of information within a cell, first originating with information encoded as deoxyribonucleic acid (“DNA”), subsequent transcription to ribonucleic acid (“RNA”), and ultimate translation to proteins. While our genomes contain approximately 20,000 genes, current estimates are that these genes ultimately code for more than 1,000,000 different protein variants called proteoforms. Thus, the majority of diversity that exists in our cells comes from proteins. Proteins are organic compounds made up of amino acids. Aside from water, the majority of the molecules in our bodies are comprised of proteins. They are found throughout the body and play a central role in the body’s biological processes, from the immune system response, signalizing pathways to transporting oxygen molecules and providing our cells with structure. Proteins or a group of interacting proteins are responsible for virtually every biological function within a living organism. Unlike the genome, the proteome is in constant flux depending on the state of the cell. However, even with the knowledge of the proteome’s influence, the proteome remains largely unexplored relative to the genome. Over the past decades, genomics has ushered in a greater understanding of human biology and disease through the decoding of the human genome, providing a greater understanding of the genes that lay out the instructions for the function, development and reproduction of organisms. While genomics has allowed the interrogation of genetic variation, protein variants hold information yet to be explored or connected to the network of genomic knowledge to better understand cellular function and disease. The protein’s elaborate structure, complicated composition, and vast number of variants, provide a dynamic look into the functions they provide. For example, proteins function as antibodies that bind to specific particles like viruses to protect the body; they act as enzymes to carry out chemical reactions in cells; they act as messengers like hormones to transmit signals; they exist as structural components; and form the basis for storage to carry additional molecules throughout the body.

Proteomic discovery provides insight into what is immediately happening biologically. This insight may be based on both genetic and environmental factors that influence protein structure and function. Given their dynamic nature, proteins, while complex structures, are an excellent indicator that we believe can be used to track therapeutic response, disease progression and a person’s overall health. In a sense, DNA tells us “what could happen” and proteins tell us “what is happening.”

Proteomics tools have been broadly used across a wide range of applications, including:

•	Personalized medicine: tailoring of disease treatment based real-time proteomic data;
•	Biomarker discovery: identification of protein markers for disease identification;
•	Drug discovery and development: identification of potential drug candidates and aid in the development of the drug;
•	Systems biology: system-wide investigations of disease pathways to identify biomarkers, drug action, toxicity, efficacy and resistance;
•	Industry / agriculture: bioproduction and study of plant-pathogen interaction (e.g. crop engineering for drought resistance); and
•	Food science: identification of allergies, understanding an improvement of nutritional values and food quality and safety control.

Legacy Proteomic Technologies

There is higher diversity and level of complexity related to proteins than genes. Depending on the combination of genes, specific proteins are built to perform specialized functions in the body. A single gene can encode multiple proteoforms depending on the role the protein will ultimately play in the cell. Protein synthesis happens in two stages. First is transcription, where DNA is converted into messenger RNA. Second is translation, where a cell’s ribosomes read the RNA instructions to assemble the protein. An increase in the complexity of the proteome is facilitated by post translational modifications (“PTMs”) where pieces of the protein are modified to either activate or inactivate the protein as part of a signaling pathway to localize the protein to a certain cellular compartment. Legacy proteomic techniques can be grouped into various lower-plex and higher-plex methods to better analyze complex proteins:

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

•
Higher-plex methods. Higher-plex proteomic analysis methods include protein microarrays and MS instruments. Existing high-plex proteomic technologies, however, often have tradeoffs between sensitivity and dynamic range- current technologies that are able to analyze the proteome at higher plex, often do so with lower sensitivity and resolution. Specificity is also a key consideration when multiplexing (analyzing multiple proteins in the same sample). Protein microarrays apply small amounts of sample to a glass semiconductor chip where specific antibodies are used to capture target proteins to measure the expression levels and binding affinities of proteins. The most common way researchers currently analyze proteins is through the use of MS. MS is a method for the mass determination and characterization of proteins, and its direct applications include protein identification and post translational modifications, elucidation of protein complexes, their subunits and functional interactions, as well as global measurement of proteins in proteomics. Some newer technologies have addressed certain limitations of these methods, yet still require separate peptide drying or are reliant on existing MS instruments. With an estimated 16,000 MS instruments installed worldwide specifically for proteomics analysis, we believe the cost of $250,000 to $1,000,000 or more per new instrument, according to research by DeciBio, LLC, limits access to proteomics research and we believe currently limits the size and growth of the overall proteomics industry.

Limitations of Legacy Proteomic Techniques

•
Limitations of biased approaches. Typical workflows rely on a specific reagent for protein detection. ASRs comprise a variety of molecules, such as antibodies or aptamers, which bind to specific regions, rather than individual amino acids, and therefore may not detect the presence of a known protein variants. For instance, the average binding site of an ASR is an epitope with a length of five (5) to eight (8) amino acids, whereas the average length of a human protein is approximately 470 amino acids. While ASRs are prevalent and readily available, inherent limitations in how these molecules interact with proteins for various detection platforms limit their use for resolving protein sequences at single amino acid resolution.

•
Mass spectrometry tools have a high cost of purchase and ownership. For more than a decade, MS has been the dominant tool for an unbiased approach to protein analysis. Shotgun proteomics, the studying of pieces of proteins that have been broken apart, typically utilizes MS and MS workflows, allowing for the interrogation of individual peptides and protein sequences. However, these techniques are generally complex, lengthy, expensive, laborious and require extensive data analysis. Taken together, these factors limit the scalability of this approach and broad adoption of the technology in the market. Comparatively, targeted or biased methods like protein arrays are scalable but only enable interrogation of a fixed number of targeted proteins per sample. Biased approaches lack the capabilities necessary to catalog new protein variants. Users are therefore forced to choose between breadth with MS or scalability with other biased technologies, or limited alternatives that can address both needs.

•
Low levels of resolution and sensitivity. We believe successful technologies for use in broad proteomic and clinical testing generally require high levels of specificity and sensitivity as well as the ability to scale to reliably meet volume demand. Current sensitivity and dynamic range restrictions make legacy technologies, such as MS, difficult to use with liquid samples and restrict the ability to analyze at single molecule resolution or ability to deeply integrate a protein.

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

Proteomics Landscape

Our protein sequencing platform is currently intended for RUO applications, and most potential future use of our products for clinical use would require regulatory authorization. Many technologies across these segments are decades old with limitations that have prevented broad spread adoption of proteomics research. We believe our products and technologies have the potential to provide users across life sciences research market access to the proteome in a simple, cost effective, unbiased, and scalable manner.

Today, legacy proteomics users generally rely on MS for high throughput protein characterization. Typical MS workflows are disaggregated, expensive, and require significant training to perform, which ultimately limits access to specialty facilities or core MS labs. A primary mission of our technology platform is to provide broad access to proteomics tools across academic research labs, core labs, and biopharma R&D labs. Our price point and simplicity of workflow are designed to attract users who seek to replace a legacy technology or are entering the proteomics market as new customers. Some of our potential customers may have an existing MS system but may choose our products to supplement their system. Some users may wish to add proteomics analysis capacity, particularly for low throughput needs. We believe these customers value the speed, data driven analytical insights, deeper insights, affordability, and simplicity we expect our platform to provide to them.

Additionally, we believe that our proteomics platform may appeal to existing users of DNA sequencing technologies to directly augment their research and discovery of biomarkers and further deepen their understanding of biology. We believe our benchtop proteomics instruments will allow genomics users the ability to pursue multi-omic approaches to tackle basic and applied research questions.

Further, we expect users within the analyte testing segment to adopt our technologies for a variety of clinical research and translational applications. The analyte testing market comprises multiple technologies ranging from basic enzyme-linked immunosorbent assay (“ELISA”) tests for interrogating a small number of targets to more complex, high throughput protein analyzers. Successful technologies for use in broad clinical testing generally require specificity and sensitivity as well as the ability to scale to reliably meet volume demand. Developed to be a true single molecule detection platform, our products are designed to achieve the highest level of resolution for sensitivity by sequencing information at the individual amino acid level, and therefore the specificity to meet the requirements of clinical testing, if our products are ultimately authorized for such use. In addition, because our technology utilizes semiconductor chip technology and is positioned to make use of the supply chain and fabrication of the semiconductor industry, our platform has the potential to scale to meet demand on a global scale.

Our Products

We have designed and developed a hardware, consumable and software solution to provide a solution for protein detection and analysis.

Collectively, we believe our products provide a comprehensive and flexible platform. We believe that our universal unbiased single molecule detection platform will enable a proteomics solution at an affordable cost and provide users the opportunity to perform proteomics studies. Our launched product consists of Platinum®, the Platinum Analysis Software and consumables. We believe we are the first company to successfully enable NGPS for a scalable and parallel solution at the level of single molecule sensitivity.

Our Launch Platform Consists of Platinum®, Platinum Analysis Software and Consumables

QUANTUM SI

QUANTUM SI
Sequencing
Chip
QUANTUM SI
Library
Prep Kit
QUANTUM SI
Sequencing
Kit

Platinum® - Single Molecule Detection Instrument

Our flagship protein sequencing instrument, Platinum®, is designed to make the power of single-molecule detection and NGPS broadly accessible. While traditional instruments like mass spectrometers may cost anywhere from $250,000 to over $1,000,000 per new instrument, our Platinum® device is currently priced at approximately $85,000. Platinum® is designed to provide a streamlined rapid workflow compared to legacy MS workflows. Platinum® uses our proprietary semiconductor chip that leverages Time-Domain Sequencing™ with an initial focus on NGPS for an unbiased view of the proteome. We believe the nature of the sequencing readout could enable users to answer three key questions:

•
What protein is present? Amino acid resolution can provide insight into more than just whether a protein is present or absent. The sequence information could also indicate what version of the protein is present and how it has been changed from the normal version.

•	How much of the protein is present? A quantification provides precise protein abundance based on a colorimetric or mass abundance readout.

•
How has the protein been modified? Single-molecule sensitivity could show how the protein has been post-translationally modified thus providing greater insights to its role in the context of biological processes within the cell.

Our semiconductor chip is the core of our technology. By leveraging developments in the semiconductor industry, we are developing our scalable single-molecule next-generation protein sequencer. Our semiconductor chip is produced in standard semiconductor foundries and is designed to provide insight into biology. The power of our approach is that rather than analyzing proteins one at a time, our semiconductor chip is designed to enable parallel sequencing across millions of independent chambers, and for the number of parallel sequencing reactions to be rapidly scalable. Each independent sequencing reaction takes place at the ultimate level of sensitivity and specificity, single molecules, which is critical to protein detection because there is no way to amplify protein, preventing existing amplification-based technologies to enable protein sequencing.

Pictured above: An Individual Semiconductor Chip

Our team has considerable experience in the complex fabrication processes for semiconductor chips and has successfully utilized semiconductor chips to advance next-generation sequencing (“NGS”) previously at other companies. We have developed and optimized processes with the third-party foundry that supplies our wafers, allowing us to manufacture integrated semiconductor chips using standard foundry processes with sufficient and scalable performance for our commercial needs and customer demand. We believe our proprietary semiconductor chip is a core component in our ability to scale. Our current research and development focus includes expanding the capabilities of our current semiconductor chip through manufacturing technology improvements and enhancements in chemistry.

In November 2021, we acquired Majelac Technologies LLC (“Majelac”), a semiconductor assembly company based in Garnet Valley, Pennsylvania. The acquisition brought our semiconductor microchip assembly capabilities in-house in order to secure our supply chain and support our commercialization efforts.

Consumables for Use in Platinum®

We expect to derive recurring revenue from the sale of consumables that are required to run samples through the Platinum® instrument. Consumables consist of our reagent kits and semiconductor chips and are designed for use only with our instruments.

Platinum Analysis Software

Our Platinum Analysis Software platform is designed to integrate a cloud-based solution into the instrument to provide data to the cloud where analytical workflows can then interpret the data. Our Platinum Analysis Software solution is designed to map peptide sequences to proteins and facilitate the required counting for protein identification and quantitation in the cloud.

We are also developing our cloud-based solution to include the following features:

•	User management for secured data access; and
•	Light-weight library information management system for data management.

We believe our Platinum Analysis Software solution is designed to address the key needs of researchers today and includes a solution for potential bottlenecks that might otherwise limit customer satisfaction and routine use of our instruments.

Time-Domain Sequencing™ and Next Generation Protein Sequencing

Within proteins it is widely accepted there are there are 20 naturally occurring amino acids. Technologies that use color alone to detect amino acids would not be able to scale to that number of characters. Our proprietary semiconductor chip is designed to use time, instead of color, to detect amino acids. We combine time with intensity and single-molecule kinetics to capture three dimensions of data. We expect that three dimensions of data will enable us to cover all 20 amino acids.

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

Example Photon Emission Distribution of a Dye After Excitation

Our Platinum® instrument includes a proprietary mode-locked laser, which provides the excitation light pulse, and our semiconductor chip allows us to reject the laser light and then rapidly collect, bin and measure the arrival time of emitted photons of a fluorescently labeled molecule. By binning and measuring the arrival times of photons we can then calculate the fluorescence lifetime, which can be used as a surrogate for the wavelength/color measurements. By using time instead of color to analyze proteins, we can leverage semiconductors’ ability to measure time.

For NGPS, we fluorescently label recognizer molecules, which are designed to bind to the terminal end of a peptide (piece of a protein) that has been immobilized to the bottom of the reaction chamber. A single recognizer is capable of uniquely identifying more than one amino acid. Our technology is designed to accurately determine the recognizer by leveraging the fluorescent lifetime and intensity of the dye. We believe our technology can accurately identify the amino acid by measuring the on and off rate (kinetic information) of a recognizer as it interacts with the terminal amino acid tens to hundreds of times.

After removing the terminal amino acid, the recognition process repeats until the full peptide chain is sequenced. While traditional single-molecule platforms rely on single measurement for the detection of an event, the advantage of our approach is that our technology can obtain tens to hundreds of data points for each amino acid. Cumulatively, we expect the multiple measurements to deliver high amino acid call accuracy.

Overview of the Protein Sequencing Process

Protein
Peptides
Wells Prepared
Excitation
'R' Sequenced
'L' Sequenced
'I' Sequenced
'F' Sequenced
Data Analyzed
R
L
I
F
1 Prepare
2 Sequence
3 Analyze

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

•
Amino acid resolution and Post-Translational Modification detection. Moving beyond simple confirmatory information provided by affinity-based platforms, our platform delivers amino acid resolution shifting the output from analog to digital. The ability to also identify PTMs could provide novel insights into how pathways are turned on/off to improve our understanding of the estimated 1 million + proteoforms.

•
Real-time data processing and the Platinum Analysis Software platform provide fast, simple data analysis. We have developed our Platinum Analysis Software to provide key tools needed to streamline use of the platform such as secure access and data management.

•
Innovative proprietary proteomic platform offering differentiated full suite of protein sequencing solutions. We believe that our platform will enable an optimal workflow solution, providing our customers with an opportunity to perform proteomic studies at scale. We also believe that we are the first company to successfully enable NGPS. We believe the digital nature of our readout provides an accurate and repeatable quantification of proteins in the sample and could scale to enable millions of data points working at the ultimate level of sensitivity — single molecule resolution.

•
Platform to enable democratized access to proteomics tools. Our platform is designed to provide an easy-to-use workflow with the potential to enable users the ability to better characterize and understand the full complexity of the proteome in an unbiased fashion. Current workflows are typically disaggregated, expensive, require significant training to operate, and are often performed in a separate specialty laboratory. We aim for our technology platform to be broadly available across pharmaceutical and academic research centers, basic research labs, and other healthcare centers and RUO clinical laboratories at a price point that is a significant discount to most legacy technologies. The reduction in both cost and complexity could allow for rapid adoption, whether a user is replacing a legacy technology or buying a new instrument. In addition to appealing to users of existing proteomics tools, we believe that our proteomics platform will appeal to users of DNA sequencing technologies who seek to augment their research and discovery of biomarkers and further deepen their understanding of biology.

•
Business model that leverages growing installed base of instruments. In December 2022, we launched Platinum® for RUO. As part of our commercialization efforts, we aim to grow our installed base, optimize workflows, and expand our applications, which we expect will then generate substantial, recurring revenues from our consumables.

•
Robust patent protection. We have a strong intellectual property strategy in which we have 293 issued patents and 666 pending applications as of December 31, 2023. Many members of our management team worked directly with our Founder, Dr. Jonathan Rothberg, as he revolutionized the creation of next generation DNA sequencing while founding Ion Torrent, which was acquired by Life Technologies in 2010. Our team has similarly devoted its efforts to revolutionizing unbiased proteomic analysis using a similar scientific and technical validation approach since our founding in 2013.

•
Experienced Life Science Management team with significant experience in healthcare. We have a world-class management team, including our executive officers and other senior management, with decades of cumulative experience in the healthcare and life sciences end-markets. We believe this leadership team positions us as a potentially disruptive force in creating a new market of next generation protein sequencing.

Our Strategies

Our strategies include the following:

•
Systematic and phased approach to broad commercialization and adoption. In December 2022, we began a controlled launch of Platinum® for RUO and subsequently began limited commercial shipments of Platinum® in January 2023. Members of our team have previously utilized a systematic approach designed to drive early adoption to successfully launch other disruptive technologies. We believe this approach will allow us to introduce our platform in a structured manner to demonstrate its use and practicality, while working directly with our key potential customers and industry thought leaders to help ensure a positive experience. Our core leadership team has decades of cumulative experience working directly in the life sciences industry with many of the companies and research centers that have the potential to become key customers and that we will seek to build into our prospective customer pipeline.

•
Build our commercial infrastructure to help ensure successful initial commercial launch in the U.S., Europe and limited areas in the rest of the world. We expect to build out our commercial and operational infrastructure to sell and support our platform as we commercialize our technology and gain traction throughout the world. Our initial focus will be direct sales in the United States, with a combined direct and distributor approach in Europe, and opportunistic sales in the rest of the world. We also have manufacturing capabilities and partnerships that we believe will allow us to scale our capacity.

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

•
Continued technical innovation to drive product enhancements, new products, and additional applications. Our leadership team has deep expertise in scientific and technological development and commercialization. After we commercialize our initial products, we aim to continually innovate and develop new products, product enhancements, applications, workflows, and other tools to enable our customers to generate unbiased proteomic information at scale.

•
Accessibility and Enablement: Enable broad adoption of protein sequencing. Our mission is to democratize single molecule proteomic analysis by providing a full workflow of solutions at an affordable cost. We believe that our platform will directly address many of the key bottlenecks that exist within legacy proteomic technologies, namely low sensitivity, lack of dynamic range, complex workflow, complex analysis, and high cost. We believe our platform offers the potential for a more practical, affordable, and intuitive workflow solution relative to many legacy proteomic technologies. We have specifically developed our platform to be adopted and integrated into any existing lab. We believe that our platform will have wide utility across the study of proteins, including basic and discovery research and, subject to regulatory authorization, clinical diagnostics, and potentially industrial applications like bioproduction. Our ability to develop our platform such that it will be offered at a discount to many legacy instruments and other proteomic technologies, may allow proteomic analysis to reach new markets and new users, potentially enabling and accelerating innovative discoveries.

•
Continue to strengthen our intellectual property portfolio for existing and new technologies. We have a broad and deep patent protection strategy, which includes 293 issued patents and over 666 pending applications as of December 31, 2023. Protection of our intellectual property is a strategic priority for the business. We have taken, and will continue to take, steps to protect our current and future intellectual property and proprietary technology. We believe our broad patent portfolio and continued rigorous patent protection strategy will help to allow us to focus on our key priorities of commercializing our platform, continuing to innovate with new technologies, and preventing fast-followers.

Commercial Strategy

Our proprietary platform has been specifically designed to provide deeper insights into the proteome at various scales. Our workflow solution is comprised of our Platinum® instrument, consumables, and software and has been designed at a favorable price point relative to legacy technologies to promote easy adoption, while simplifying and automating the single molecule proteomics workflow. Our commercial strategy is designed to place our instruments initially with a wide variety of customer types, and ultimately to improve our products by increasing throughput and developing additional applications to expand our users and increase the consumable utilization by our installed base. We began a controlled launch of the Platinum® instrument and started to take orders in December 2022, and subsequently began commercial shipments of Platinum® in January 2023.

Now that our Platinum® and Platinum Analysis Software system has launched, we intend to follow a systematic, phased approach to continue to successfully launch updates to our platform. We believe we are the first company to successfully enable NGPS on a semiconductor chip, thus digitizing a massive proteomics opportunity, which allows for a massively parallel solution at the ultimate level of sensitivity - single-molecule detection.

As we continue to commercialize our platform, we plan to build out our commercial operations infrastructure necessary to sell and support our platform, across a growing number of market segments and geographies. We are focusing our direct sales and marketing efforts primarily on principal investigators, directors, and other core personnel at academic research and biopharma labs that are critical to their organization’s buying decisions, primarily in the United States. In addition, we intend to launch a combined direct and distributor approach in Europe, and opportunistic sales in the rest of the world.

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

Our commercial launch plan is comprised of the following phases following beta testing in product development:

1.
Controlled Launch: In December 2022, we launched Platinum® for RUO. In our initial launch, we are targeting established academic research centers and pharmaceutical companies in the United States and Europe. During our initial launch phase, we are focusing on driving our technology into research centers. Our platform is currently intended for RUO applications, and it will continue to be marketed as RUO until regulatory authorizations allowing for clinical or diagnostic uses are obtained. We are targeting customers that will directly benefit from the value of our platform across a number of applications, including basic research, biomarker discovery and translational research. We anticipate these customers may already have existing proteomic capabilities through legacy instruments such as a MS, and so will understand the importance of single molecule, unbiased proteomic analysis. During this phase, we expect to continue to strengthen our commercial organization and broaden our commercial footprint to support an increasing number of customers.

2.
Product Updates: As we continue commercialization in 2024 and beyond, we expect to focus on building our installed base and expanding global access to our platform. We expect to make product enhancements to our initial platform and to make them available to our new and then existing customers. Potential improvements could include chemistry enhancements to our instruments and deeper insights from our analysis software, which may improve accuracy, coverage, speed and data output.

3.
Portfolio Expansion: Ultimately, we plan to advance and develop new products and key applications designed to “scale up” our Platinum® instrument to provide higher throughput and enable greater levels of data output and broader coverage of the proteome, as well as deeper analysis capabilities, including onboard analysis capabilities.

Product Roadmap

Our product roadmap is designed to position us as a potential leader in the proteomic analysis market. We plan to continue to improve our platform through hardware, chemistry and data analysis related product improvements. Hardware improvement may include enhancements to the existing technology as well as development of next-generation technologies that introduce new platform architectures and could include onboard analysis capabilities. Chemistry-related improvements will likely include iterations of our library preparation and sequencing kits, which will allow for greater coverage, enhanced throughput, deeper insights and broader sample types capabilities.

Now that we have launched Platinum®, we are focused on building our installed base and expanding global access to our platform. We expect to make product enhancements to our initial platform and to make them available to our new and then existing customers. Potential improvements could include an increase in the capacity of our semiconductor chips or chemistry enhancements to our instruments, which may improve accuracy, coverage, and speed.

In addition to potential future advancements in hardware, we plan to expand our computational capabilities by developing software enhancements and data analytics tools. We believe that our software solution could be a key differentiating advantage relative to legacy systems. We believe the integration of our Platinum Analysis Software solution directly into the platform can ensure seamless data streaming to the cloud where analytical workflows can help simplify data interpretation.

Through this product roadmap, we have the potential to become a leader in the proteomic analysis market, with the mission of transforming single molecule analysis and democratizing its use by directly enabling researchers and clinicians access to the proteome. We believe we are the first company to successfully enable NGPS on a semiconductor chip, thus digitizing a substantial proteomics opportunity, which allows for a massively parallel solution at the ultimate level of sensitivity - single molecule detection.

Suppliers and Manufacturing

Our products are built using both custom-made and off-the-shelf components supplied by outside manufacturers and vendors located in Asia, Europe, and the United States. One key custom-made component is the disposable semiconductor chip. Others include the proprietary mode-locked laser and enzymes, recognizers and buffers used for protein sequencing. The majority of other components for the instruments are off-the-shelf.

We purchase some of our components and materials used in manufacturing, including the underlying wafers for our semiconductor chip as well as other critical manufacturing steps, from single source suppliers. We believe that alternatives would be available; however, it will likely take a significant amount of time to identify and validate replacement components, which could negatively affect our ability to supply our products on a timely basis. To mitigate this future risk, we and our third-party contractors attempt to carry a significant inventory of our critical components. However, any transaction disruptions in these suppliers and potential associated ramp up time of a new supplier would result in a supply disruption that could impact our business.

Our Platinum® instrument is developed and designed by us, but has historically been manufactured by a third party manufacturing partner. In November 2023 we began a process of transitioning the manufacturing of our Platinum® instrument to a new provider. This transition is expected to be completed in 2024. We currently anticipate that this transition will be executed within our expected timeline and will not result in any impact to our business. However, this transition is complex, involves qualifying and onboarding suppliers, technology transfer activities, and other key work streams to ensure an effective and timely ramp up of production. Overall, we believe that our manufacturing strategy is efficient and conserves capital. However, we do not have long-term supply or manufacturing commitments from our suppliers or manufacturers, as our products and components are currently supplied on a purchase order basis. In addition, we will need to increase the supply and manufacturing of our products as we continue to grow. If we are unable to begin manufacturing at these new contract manufacturers in a timely fashion, it will affect our ability to produce Platinum® instruments which would harm our research and development efforts and commercial operations. In the event that it becomes necessary to utilize a different contract manufacturer or suppliers for our products, now or in the future, we may experience additional costs, delays and difficulties in doing so, and our business could be harmed.

Certain processes related to our semiconductor chip technology are developed by us, but manufactured by a third-party partner. Currently, we are in the process of transitioning these activities to a new partner. Though this partner has produced some completed wafers with surface coatings that are usable, this process is not completed or optimized for long-term production. We do have a limited supply of completed semiconductor chip safety stock that addresses near term commercial and development needs, but will need to complete certain further steps of this transition before we have a sustainable process, and, even then, further steps will be required to optimize the process for the highest yield and lowest cost supply. We are targeting the completion of a sustainable process in mid-2024, and a long-term optimized process sometime in the first half of 2025. However, transitioning these processes could take more time than anticipated and may ultimately prove to be unsuccessful. If we are unable to begin consistently manufacturing our semiconductor chip surface coating process at this new contract manufacturer in a timely fashion, it will affect our ability to supply semiconductor chips, affecting our ability to complete development activities that allow us to improve the Platinum® instrument throughput, and ultimately harm our ability to deliver consumable sequencing kits to our customers, both of which would harm our research and development efforts and commercial operations.

In November 2021, we acquired Majelac, a semiconductor packaging company based in Garnet Valley, Pennsylvania. The acquisition brought our semiconductor chip assembly capabilities in-house to simplify our supply chain and support our commercialization efforts.

Human Capital Management

Our people are the reason for our success, and we have structured our organization to maximize productivity and performance. Our future success largely depends upon our continued ability to attract and retain highly-skilled employees. As of December 31, 2023, we employed 159 full-time employees in the United States and six full-time employees internationally with the majority of our employees engaged directly in research and development, and are actively building our commercial organization as demand increases; 39% of whom hold PhDs. In addition, we utilize Professional Employment Organizations to provide labor for certain key activities outside the United States, which we consider part of our workforce. None of our employees are covered by collective bargaining agreements. We understand that our success depends on our highly talented employees, and our human capital management practices focus on attracting and retaining a diverse and engaged workforce.

Mission and Core Values. Our mission is to put the groundbreaking power of protein sequencing in the hands of every scientist, every lab, everywhere. We are committed to pioneering a new generation of technology to democratize protein sequencing so that scientists can generate deeper insights faster. Employees are made aware of our values - Embrace Change, Stand Up, Speak Up, Never Settle, and Succeed Together. These values are the basis of our actions and decisions.

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

Training and Development. We listen to our employees to understand their training needs. Employees are encouraged to take advantage of our training platform which has a plethora of online learning courses. We conduct monthly seminars to update employees on what is happening throughout our Company.

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

Information About Our Executive Officers and Directors

The following persons were our executive officers and directors as of February 29, 2024:

Name	Position
Executive Officers
Jeffrey Hawkins	President, Chief Executive Officer and Director
Jeffry Keyes	Chief Financial Officer and Treasurer
Grace Johnston, Ph.D.	Chief Commercial Officer
Christian LaPointe, Ph.D.	General Counsel and Corporate Secretary
Directors
Jonathan M. Rothberg, Ph.D.	Chairman of the Board of Directors
Ruth Fattori	Managing Partner, Pecksland Partners Senior Advisor, Boston Consulting Group
Amir Jafri	Chief Executive Officer, Immunicom Inc.
John Patrick Kenny	Independent Director, Bioamerica, Inc.
Brigid A. Makes	Chief Financial Officer, Vivani Medical, Inc Director, Elutia, Inc.
Scott Mendel	Director, Akoya Bioscience, Inc. and Visby Medical, Inc.
Kevin Rakin	Co-Founder and Partner, HighCape Capital

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

We also may compete with a number of emerging growth companies that have developed, or are developing, proteomic products and solutions, such as Nautilus Biotechnology, Olink Proteomics, Quanterix, Seer and Standard BioTools. In addition, there are a number of privately-held entities working on similar technologies as ours.

We believe there are currently no commercially available NGPS platforms beyond our Platinum® system. The legacy proteomics market today is largely served by companies that offer a variety of analytical instruments, such as MS and microarray instruments and associated reagents and consumables. There are also a number of companies that provide proteomic analysis services and have developed or are developing novel proteomic technologies. Additional competing products may emerge from various sources, including life sciences tools, diagnostics, pharmaceutical and biotechnology companies, third-party service providers, academic research institutions, governmental agencies and/or public and private research institutions, among others. Many of the companies with which we compete have substantially greater resources than we have.

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

We believe that there are currently no other commercially available products that provide the same level of analysis at the same scale and sensitivity that we expect our platform will provide. Following our commercial launch for RUO, we aim to enhance our position through our ongoing product development, commercial strategy, potential new products and ongoing collaborations and partnerships with key thought leaders.

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

Patent Portfolio

As of December 31, 2023, we owned 293 issued patents and 666 pending patent applications. Of our 293 issued patents, 81 were issued U.S. utility patents. Of our 666 pending patent applications, 120 were pending U.S. utility patent applications, 9 of which were allowed. In addition, we owned 212 issued patents in foreign jurisdictions, including Australia, Brazil, China, Europe, Hong Kong, India, Japan, Korea, Mexico, and Taiwan, and 546 pending patent applications in foreign jurisdictions, including Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, Malaysia, Singapore, Taiwan, and Thailand, 16 of which were allowed. In total, we owned 118 patent families generally directed to our sample preparation, peptide sequencing and nucleic acid sequencing devices. These issued patents and pending patent applications (if they were to issue as patents) have expected expiration dates ranging between 2025 and 2043.

Trademark Portfolio

We also protect important marks through trademark registrations. As of December 31, 2023, we owned 56 trademark registrations and 44 trademark applications, of which 13 are U.S. trademark applications. Four of the U.S. trademark applications have been allowed.

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

Government Regulation

Life Sciences Research Use Only Technologies

Our protein sequencing products are currently intended for RUO applications, although the systems may provide data to customers and other third parties that are themselves engaged in the research and development of potential diagnostic and therapeutic products and services for which they may later pursue clearance, authorization or approval from regulatory authorities, such as the U.S. Food and Drug Administration (“FDA”). All our products are labeled “For Research Use Only,” and will be sold to academic and research life sciences institutions that conduct basic and translational research, and biopharmaceutical and biotechnology companies for non-diagnostic and non-clinical purposes.

Under a long-standing FDA regulation, products that are intended for RUO and are labeled as RUO are not regulated by the FDA as in vitro diagnostic (“IVD”) devices and are not subject to the regulatory requirements discussed below for clinical diagnostic products. RUO products may therefore be used or distributed for research use without first obtaining FDA clearance, authorization, or approval. Such products must bear the statement: “For Research Use Only. Not for Use in Diagnostic Procedures.” RUO products also cannot make any claims related to safety, effectiveness or diagnostic utility, and they cannot be intended for human clinical diagnostic use.

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

Clinical Diagnostics in the United States

In the United States, medical devices are subject to extensive regulation by the FDA under the FDCA and its implementing regulations, and other federal and state statutes and regulations. The laws and regulations govern, among other things, medical device design and development, non-clinical and clinical testing, pre-market clearance, authorization or approval, establishment registration and product listing, product manufacturing, product packaging and labeling, product storage, advertising and promotion, product distribution, recalls and field actions, servicing and post-market clinical surveillance. A number of U.S. states also impose licensing and compliance regimes on companies that manufacture or distribute prescription devices into or within the state.

The Federal Trade Commission (“FTC”) also oversees the advertising and promotion of our current and future products pursuant to its broad authority to police deceptive advertising for goods or services within the United States. Under the Federal Trade Commission Act, the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. In the context of performance claims for products, compliance with the FTC Act includes ensuring that there is scientific data to substantiate the claims being made, that the advertising is neither false nor misleading, and that any user testimonials or endorsements disseminated related to the goods or services comply with disclosure and other regulatory requirements. In addition, with respect to products that are marketed as in vitro diagnostic or clinical products, FDA’s regulations applicable to medical device products prohibit them from being promoted for uses not within the scope of a given product’s intended use(s), among other promotional and labeling rules applicable to products subject to the FDCA.

If a product is marketed for clinical or diagnostic uses, it will be regulated by the FDA as an IVD medical devices. The FDCA and FDA’s implementing regulations define a medical device as an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent or other similar or related article, including any component part or accessory, which is (i) intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, or (ii) intended to affect the structure or any function of the body of man or other animals and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes. IVDs are a type of medical device and include reagents and instruments used in the diagnosis or detection of diseases, conditions or infections, including, without limitation, the presence of certain chemicals, genetic information or other biomarkers. Predictive, prognostic, and screening tests can also be IVDs. Medical devices, including IVD products, must undergo pre-market review by and receive clearance, authorization, or approval from the FDA prior to commercialization, unless the device is of a type exempted from such review by statute, regulation, or an FDA exercise of enforcement discretion. The FDA classifies medical devices into three classes based on risk. Regulatory control increases from Class I (lowest risk) to Class III (highest risk). The FDA generally must clear or approve the commercial sale of most new medical devices that fall within product categories designated as Class II and III. Commercial sales of most Class II and III medical devices within the United States must be preceded either by pre-market notification and FDA clearance pursuant to Section 510(k) of the FDCA (Class II) or by the granting of a pre-market approval (“PMA”) (Class III), after a pre-market application is submitted. Both 510(k) notifications and PMA applications must be submitted to FDA with significant user fees, although reduced fees for small businesses are available. Class I devices are generally exempt from pre-market review and notification, as are some moderate-risk Class II devices. Manufacturers of all classes of devices must comply with FDA’s Quality System Regulation (“QSR”), establishment registration, medical device listing, labeling requirements, and medical device reporting (“MDR”) regulations, which are collectively referred to as medical device general controls. Class II devices may also be subject to special controls such as performance standards, post-market surveillance, FDA guidelines, or particularized labeling. Some Class I and Class II devices may be exempted by regulation from the requirement of compliance with substantially all of the QSR.

Moreover, as electronic and digital medical devices have become increasingly connected to the Internet, hospital networks, and other medical devices to provide features that improve health care and patient accessibility, FDA and other regulatory authorities have recognized that those same features also increase the risk of cybersecurity threats. These types of medical devices may be vulnerable to cybersecurity incidents that could potentially impact the safety and effectiveness of the device, and we, as device manufacturers are responsible for identifying cybersecurity risks and hazards associated with our products. In recent years, the FDA has increased its scrutiny of this issue as part of the review and marketing authorization process for new medical devices; the agency also monitors reports of cybersecurity incidents as part of its post-marketing device surveillance activities. In addition, as part of the Consolidated Appropriations Act for 2023, signed into law on December 29, 2022 (P.L. 117-328), Congress created new pre-market requirements for developers of “cyber devices,” defined as medical devices that include software, connect to the Internet, and contain any technological features that could be vulnerable to cybersecurity threats.

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

Under the FDCA, the FDA is required to classify a device within 120 days following receipt of the De Novo classification request from an applicant; however, the most recent FDA performance review goals state that the FDA will attempt to issue a decision within 150 days of receipt on 70% of all De Novo classification requests received during the year. De Novo classification requests are subject to user fees, unless a specific exemption applies (over $145,000 in fiscal year 2024).

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

Clinical Investigations Using Devices in Development

Clinical trials are almost always required to support a PMA application and are sometimes required for a De Novo classification request or 510(k) pre-market notification. In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device, an investigator acting on behalf of the company must, among other things, apply for and obtain Institutional Review Board (“IRB”) approval of the proposed investigation. In addition, if the clinical study involves a “significant risk” (as defined by the FDA) to human health, the company sponsoring the investigation (referred to as the “sponsor”) must also submit and obtain FDA approval of an Investigational Device Exemption (“IDE”) application. An IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of study participants, unless the product is deemed a non-significant risk device and eligible for abbreviated IDE requirements. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by a duly-constituted IRB for each clinical trial site. Most clinical studies of IVDs are exempt from the IDE requirements, if certain requirements are met.

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

The commencement or completion of any clinical trials may be delayed or halted, or be inadequate to support approval of a PMA application (or FDA’s grant of a De Novo classification request or clearance of a 510(k) notification, as applicable), for numerous reasons, including, but not limited to, the following:

•	the FDA, the IRB(s), or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;
•	delays in reaching, or failure to reach, agreement with the FDA on a pivotal study’s mandatory diversity action plan;
•	participants do not enroll in clinical trials at the expected rate;
•	participants do not comply with trial protocols;
•	participant follow-up is not at the expected rate;
•	participants experience adverse side effects;
•	participants die during a clinical trial, even though their death may not be related to the investigational products;
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

•	labeling regulations, which govern the mandatory elements of the device labels and packaging (including Unique Device Identifier markings for certain categories of products);
•	the FDA’s prohibitions against the promotion of products for uncleared, unapproved or “off-label” uses and other requirements related to promotional activities;
•
the MDR regulations, which require that manufacturers report to the FDA if a device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;

•	voluntary and mandatory device recalls addressing problems when a device is defective and/or could be a risk to health;
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

A company, any contract manufacturers, and some suppliers of components or device accessories would also be required to manufacture medical device products in compliance with current Good Manufacturing Practice requirements set forth in the QSR, unless explicitly exempted by regulation, should we develop and seek regulatory authorization for one or more diagnostic intended uses for our products. The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and includes extensive requirements with respect to quality management and organization, device design, buildings, equipment, purchase and handling of components or services, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping. The FDA recently issued a final rule that amends its implementing regulations in order to harmonize the QSR with ISO 13485:2016; the rule changes will become effective on February 2, 2026. Although the harmonization process is not expected to have a significant impact on the quality system compliance operations of device manufacturers because most requirements described in the QSR correspond to requirements set forth in ISO 13485:2016, device manufacturers will likely need to revise certain quality system procedures to ensure compliance with the harmonized regulations. Any failure to make such revisions or adapt to the harmonized regulations, once they become effective, may result in observations of non-compliance during facility inspections by the FDA or comparable regulatory authorities.

The FDA evaluates compliance with the QSR, as well as other applicable device regulatory requirements, through periodic pre-scheduled or unannounced inspections that may include registered manufacturing facilities. Following such inspections, FDA may issue reports known as Forms FDA 483 or Notices of Inspectional Observations, which list instances where the FDA inspector believes the manufacturer has failed to comply with applicable regulations and/or procedures. If the observations are sufficiently serious or the manufacturer fails to respond appropriately, the FDA may issue Warning Letters, which are notices of intended enforcement actions against the manufacturer. For less serious violations that may not rise to the level of regulatory significance, FDA may issue Untitled Letters. The FDA may take more significant administrative or legal action if a manufacturer continues to be in substantial noncompliance with applicable regulations.

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

Anti-kickback Laws. The federal Anti-Kickback Statute (“AKS”) prohibits persons from knowingly and willfully soliciting, receiving, offering or paying remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the AKS or specific intent to violate it to have committed a violation. Certain arrangements are protected from enforcement through AKS safe harbors and exceptions, but an arrangement must meet every element of the applicable safe harbor or exception in order to obtain this protection. The fact that an arrangement does not meet the requirements of a safe harbor or exception does not mean that it violates the AKS; such arrangements would be subject to a facts and circumstances analysis to determine compliance with the AKS or lack thereof. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments, and providing anything at less than its fair market value. The AKS is broadly interpreted and aggressively enforced with the result that beneficial commercial arrangements can be criminalized in the health care industry because of the AKS. The penalties for violating the federal AKS can be severe, include fines and imprisonment for up to ten years, as well as possible exclusion from federal healthcare programs such as Medicare and Medicaid. Additionally, a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the False Claims Act.

Federal False Claims Act. The federal False Claims Act (“FCA”) prohibits knowingly presenting or causing to be presented a false claim or the knowing use of false statements or records to obtain payment from the federal government. The FCA also prohibits the knowing retention of overpayments (sometimes referred to as “reverse false claims”). When an entity is determined to have violated the FCA, it must pay three times the actual damages sustained by the government, plus mandatory and substantial civil penalties for each separate false claim. The entity also faces the possibility of exclusion from federal health care programs. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement.

Civil Monetary Penalties Law. The Civil Monetary Penalties Law (“CMPL”) authorizes the imposition of substantial civil money penalties and the possibility of exclusion against an entity that engages in certain prohibited activities including but not limited to violations of the Stark Law or Anti-Kickback Statute, knowing submission of a false or fraudulent claim, employment of an excluded individual, and the provision or offer of anything of value to a Medicare or Medicaid beneficiary that the transferring party knows or should know is likely to influence beneficiary selection of a particular provider for which payment may be made in whole or part by a federal health care program, commonly known as the Beneficiary Inducement CMP.

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

In addition, there has been a recent trend of increased federal and state regulation of payments and other transfers of value provided to healthcare professionals and entities. Similar to the federal law, certain states also have adopted marketing and/or transparency laws relevant to device manufacturers, some of which are broader in scope. Certain states also mandate that device manufacturers implement compliance programs. Other states impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation, and other remuneration to healthcare professionals and entities. The need to build and maintain a robust compliance program and the differing compliance and/or reporting requirements increases the possibility that a healthcare company may violate one or more of the requirements, resulting in fines and penalties.

U.S. and European Data Security and Data Privacy Laws

HIPAA, as well as a number of other federal and state privacy-related laws, extensively regulate the use and disclosure of individually identifiable health information, known as “protected health information” or “PHI” when regulated under HIPAA.

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

Additionally, all U.S. states have enacted legislation protecting the privacy and security of “personal information” such as identifiable financial or health information, social security numbers, credit card information and other personally identifiable information. These laws overlap and apply simultaneously with federal privacy and security requirements and regulated entities must comply with all of them. The California Consumer Privacy Act (“CCPA”) went into effect January 1, 2020, and is one of the most restrictive state privacy laws, protecting a wide variety of personal information and granting significant rights to California residents with respect to their personal information. Regulations under CCPA have been modified several times and continue to be modified. Additionally, a new privacy law, the California Privacy Rights Act, (“CPRA”) was approved by California voters in the election of November 3, 2020 and went into effect in January of 2023. The CPRA modified the CCPA significantly, and may result in further uncertainty, additional costs and expenses stemming from efforts to comply with this law, and increases the potential for harm and liability for failure to comply. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, which is enacting new regulations and has expanded enforcement authority. Other states in the U.S. have implemented or are considering privacy laws similar to CCPA. Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Montana, New Jersey, Oregon, Tennessee, Texas, Utah, and Virginia have enacted similar data protection laws to California and other U.S. states have proposals under consideration, increasing the regulatory compliance risk. In dealing with health information for the development of our technology or for commercial purposes, we will be indirectly affected by HIPAA and state-imposed health information privacy and cybersecurity laws because these laws regulate the ability of our potential customers and research collaborators to share health information with us. Additionally, we must identify and comply with all applicable state laws for the protection of personal information with respect to personal information that we collect.

In the European Union, increasingly stringent data protection and privacy rules that have and will continue to have substantial impact on the use of personal and patient data across the healthcare industry became stronger in May 2018. The GDPR applies across the European Union and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR fine framework can be up to 20 million euros, or up to 4% of the company’s total global turnover of the preceding fiscal year, whichever is higher. The GDPR sets out a number of requirements that must be complied with when handling the personal data of such European Union based data subjects including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g., access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; and the new mandatory data breach regime. In particular, medical or health data, genetic data and biometric data where the latter is used to uniquely identify an individual are all classified as “special category” data under the GDPR and are afforded greater protection and require additional compliance obligations. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities. We are be subject to GDPR as we undertake and expand operations in the EU, offer products or services to individuals in the EU, or monitor the behavior of individuals within the EU.

We could also be subject to evolving European Union laws on data export, for transfers of data outside the EU to us, group companies or third parties. The GDPR only permits exports of data outside the EU to jurisdictions that ensure an adequate level of data protection. The United States has not been deemed to offer an adequate level of protection, so in order for us to transfer personal data from the EU to the United States, we must identify a legal basis for data transfer (e.g., the European Union Commission approved Standard Contractual Clauses or certification under the recently-adopted EU-U.S. Data Privacy Framework). On July 16, 2020, the Court of Justice of the European Union or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II. This decision (a) calls into question commonly relied upon data transfer mechanisms as between the EU member states and the U.S. (such as the Standard Contractual Clauses) and (b) invalidates the EU-U.S. Privacy Shield on which many companies had relied as an acceptable mechanism for transferring such data from the EU to the U.S. The CJEU is the highest court in Europe and the Schrems II decision heightens the burden on data importers to assess U.S. national security laws on their business and future actions of EU data protection authorities are difficult to predict. Consequently, there is some risk of data transfers from the EU being halted. While the recently-adopted EU-U.S. Data Privacy Framework is intended to address the issues and concerns raised by the CJEU in Schrems II and provide an approved method for cross-border data transfer from the EU to the U.S., it will likely be subject to future legal challenges and we have not yet certified to participate in the EU-U.S. Data Privacy Framework. If we have to rely on third parties to carry out services for us, including the processing of personal data on our behalf, we are required under the GDPR to enter into contractual arrangements to help ensure that these third parties only process such data according to our instructions and have sufficient security measures in place. Any security breach or non-compliance with our contractual terms or breach of applicable law by such third parties could result in enforcement actions, litigation, fines and penalties or adverse publicity and could cause customers to lose trust in us, which would have an adverse impact on our reputation and business.

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

International Laws and Regulations for IVD Products

Whether or not we obtain FDA marketing authorization for a clinical diagnostic product in the future, we must still obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the marketing of any product for clinical diagnostic use in those countries. The regulations in other jurisdictions vary from those in the United States and may be easier or more difficult to satisfy and are subject to change. For example, the European Union (“EU”) recently published new regulations that will result in greater regulation of medical devices and IVDs. This new IVD regulation (the “new IVD Regulation”) is significantly different from the European directive for in vitro diagnostic products (the “IVD Directive”) that it replaces in that it will ensure that the new requirements apply uniformly and on the same schedule across the member states, include a risk-based classification system and increase the requirements for conformity assessment. The new IVD Regulation became effective in May 2022 and, among other things, it introduces a new risk classification system and requirements for conformity assessments. The major goals of the new IVD Regulation include standardizing diagnostic procedures within the EU, increasing reliability of diagnostic analysis, and enhancing patient safety. In January 2024, the European Commission proposed more time for companies to apply the new IVD Regulation, under certain conditions. The additional time granted to companies depends on the type of device; for example the new rules would apply from May 26, 2025 for high risk IVDs and from May 26, 2027 for lower risk IVDs. The Commission’s proposal also requires manufacturers to give prior notice if they foresee the interruption of supply of IVDs or medical devices, so that member states have more time to take action to ensure patient care.

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

Corporate Information

HighCape was incorporated in Delaware in June 2020. It was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Legacy Quantum-Si was incorporated under the laws of the State of Delaware on June 24, 2013. On June 10, 2021, HighCape and Legacy Quantum-Si completed the Business Combination, pursuant to which Legacy Quantum-Si became a wholly owned subsidiary of HighCape, HighCape’s corporate name was changed to Quantum-Si Incorporated and the business of Legacy Quantum-Si became the business of the Company. Our principal executive offices are located at 29 Business Park Drive, Branford, Connecticut 06405, and our telephone number is (866) 688-7374.

Legal Proceedings

In April 2023, we informed the contract manufacturer that had manufactured our Platinum® and CarbonTM instruments that we intended to wind down the relationship and transition to a different contract manufacturer. In October 2023, we were informed the contract manufacturer had filed a complaint in the state of Texas alleging breach of contract and made claims for economic damage under the contract as well as attorney costs. In January 2024 the suit was withdrawn and refiled in the state of Minnesota alleging similar claims. Although it is not possible to determine the potential financial exposure associated with the alleged claim at this time given its early stage, we believe we have a meritorious defense and intend to vigorously defend against all claims asserted in the complaint.

Information Available on the Internet

Our internet address is https://www.quantum-si.com, to which we regularly post copies of our press releases as well as additional information about us. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, will be available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to the SEC. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference. The information contained in our website does not constitute a part of this report or our other filings with the SEC.

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

We are an early-stage life sciences technology company and have incurred significant losses since Quantum-Si was formed in 2013, and expect to continue to incur losses in the future. We incurred net losses of $96.0 million, $132.4 million and $95.0 million in the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $495.6 million. These losses and accumulated deficit were primarily due to the substantial investments made to develop and improve our technology. Over the next several years, we expect to continue to devote substantially all of our resources towards development and commercialization of our products and research and development efforts for additional products. These efforts may prove more costly than we currently anticipate. In December 2022, we initiated a controlled launch of Platinum® for RUO, and to date we have generated limited product revenue and may never generate revenue sufficient to offset our expenses or produce enough cash to sustain operations. Accordingly, we cannot assure you that we will achieve profitability or positive cash flow production in the future or that, if we do become profitable and cash flow positive, we will sustain these levels.

We have a limited operating history, which may make it difficult to evaluate the prospects for our future viability and predict our future performance. As such, you cannot rely upon our historical operating performance to make an investment or voting decision regarding us.

We recently commercialized our first product and have generated limited revenue to date. Even with our Platinum® product launch, our operations to date have been primarily limited to developing our technology and products. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have not yet produced our products at scale, established sales models, or conducted sales and marketing activities necessary for widespread product commercialization. Consequently, predictions about our future success or viability are highly uncertain and may not be as accurate as they could be if we had a longer operating history or a company history of successfully developing and commercializing products.

In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. We are transitioning from a company that previously had a sole focus on research and development to a company capable of supporting commercial activities and we may not be successful in such a transition. We have encountered in the past, and we expect to encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in emerging and rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, financial condition, results of operations and cash flows could be adversely affected.

Our operating results may fluctuate significantly in the future, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we or other third parties may provide.

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
•
the impact of past or future epidemics or pandemics on the economy, investment in life sciences and research industries, our business operations, and resources and operations of our suppliers, distributors and potential customers; and

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

This variability and unpredictability could also result in us failing to meet the expectations of industry or financial analysts or investors for any period. If we are unable to realize our objectives associated with commercializing our products, or if our operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if any guidance we provide is below the expectations of analysts or investors, it could cause the market price of our Class A common stock to decline.

We may need to raise additional capital to fund ongoing research and development, operating activities, and commercialization activities.

Our operations have consumed substantial amounts of cash since inception. We expect to spend substantial additional amounts to continue the commercialization of our products and to develop new products. We expect to use our funds on hand to further develop and commercialize our products, develop new products, and for working capital and general corporate purposes. As of December 31, 2023, we had cash and cash equivalents and investments in marketable securities totaling $257.7 million. We expect our cash and cash equivalents and investments in marketable securities will be able to fund our operations for at least the next twelve months. However, this does not reflect the possibility that we may not be able to access a portion of our existing cash and cash equivalents and investments in marketable securities due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation, or the FDIC, took control and was appointed receiver of Silicon Valley Bank. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and investments in marketable securities may be threatened and could have a material adverse effect on our business and financial condition.

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

Risks Related to Our Business and Industry

We recently commercially launched our first product, but we may not be able to successfully commercially launch other future products.

We recently commercially launched our first product, Platinum® for RUO. We are following a three-phase launch plan for commercialization, which includes an early access limited release phase, the current controlled commercial launch phase, and a broad commercial availability phase. Our commercial launch plan may not progress as planned due to:

•	the inability to establish the capabilities and value proposition of our products with key opinion leaders in a timely fashion;
•	the potential need or desire to modify aspects of our products throughout our commercial launch plan;
•	changing industry or market conditions, customer requirements or competitor offerings over the span of our commercial launch plan;
•	delays in building out our sales, customer support and marketing organization as needed for each of the phases of our commercial launch plan; and
•	delays in ramping up manufacturing, either internally or through our suppliers to meet the expected demand in each of the phases of our commercial launch plan.

To the extent our commercial launch plan is unsuccessful, our financial results will be adversely impacted.

Our success depends on broad scientific and market acceptance, which we may fail to achieve.

Our ability to achieve and maintain scientific and commercial market acceptance of our products depends and will depend on a number of factors. Our products are and will be subject to market forces and adoption curves common to other new technologies. The market for proteomics and genomics technologies and products is in its early stages of development and if widespread adoption of our products takes longer than anticipated, we will continue to experience operating losses.

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

We may not be successful in addressing each of these criteria or other criteria that might affect the market acceptance of Platinum® and any other products we commercialize. If we are unsuccessful in achieving and maintaining market acceptance of our products, our business, financial condition, results of operations and cash flows will be adversely affected.

If we are unable to establish sales and marketing capabilities, we may not be successful in commercializing our products.

We have limited experience as a company in sales and marketing and our ability to achieve revenue growth depends on us being able to attract customers for our products. Although members of our management team have considerable industry experience, we will be required to expand our sales, marketing, distribution and customer service and support capabilities with the appropriate technical expertise to gain market share and revenue growth. To perform sales, marketing, distribution, and customer service and support successfully, we will face a number of risks, including:

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

We may seek to enlist certain third parties to assist with sales, distribution and customer service and support globally or in certain regions of the world. There is no guarantee, if we do seek to enter into such arrangements, that we will be successful in attracting desirable sales and distribution partners or that we will be able to enter into such arrangements on an ongoing basis on favorable terms. If our sales and marketing efforts, or those of any third-party sales and distribution partners, are not successful, our products may not gain market acceptance, which could materially impact our business operations.

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

Epidemics, pandemics or other public health crises, including COVID-19, could adversely affect our business.

Our operations could be significantly adversely affected by the effects of a widespread outbreak of epidemics, pandemics or other health crises, including COVID-19. We cannot accurately predict the impact of epidemics and pandemics would have on our operations and the ability of third-parties to meet their obligations under contracts or arrangements with us, including uncertainties relating to the ultimate geographic spread of epidemics and pandemics, the severity of the underlying diseases, the duration of outbreaks, and the length of travel and quarantine restrictions imposed by governments of affected countries. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could further affect our operations and ability to finance our operations.

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

Geopolitical conflicts could potentially affect our sales and disrupt our operations and could have a material adverse impact on our business.

Geopolitical conflicts, including the ongoing conflicts in Ukraine and Israel and Gaza, could adversely impact our operations or those of our suppliers, manufacturers or customers. The extent to which these events impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence. If the uncertainty surrounding geopolitical conflicts and in the global marketplace continues, or if we, or any of our suppliers, manufacturers or customers encounter any disruptions to our or their respective operations or facilities, then we or they may be prevented or delayed from effectively operating our or their business, respectively, and the marketing and sale of our products and our financial results could be adversely affected.

If we do not sustain or successfully manage our anticipated growth, our business and prospects will be harmed.

Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. As of December 31, 2023, we had 165 employees. Our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We may face challenges integrating, developing and motivating our rapidly growing employee base. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel. If we do not successfully manage our anticipated growth, our business, results of operations, financial condition and prospects will be harmed.

Recently and in the past, we have undergone leadership transitions and an internal restructuring, and we depend on our key personnel and other highly qualified personnel, and if we are unable to recruit, train and retain our personnel in the future, we may not achieve our goals.

In January and August 2023, we committed to organizational restructurings designed to decrease our costs and create a more streamlined organization to support our business. In connection with these activities, we reduced our workforce by approximately 12% and 16% effective in January and August 2023, respectively. We believe this re-prioritized strategic focus is the best way to optimize our financial and other resources to advance our goal of developing and commercializing our products and services. There can be no assurance that our restructuring will achieve the cost savings, operating efficiencies or other benefits that we may initially expect. Restructuring activities may also result in a loss of continuity, accumulated knowledge and inefficiency during transitional periods and thereafter. In addition, internal restructurings can require a significant amount of time and focus from management and other employees, which may divert attention from operations. Further, our restructuring may result in unexpected expenses or liabilities and/or write-offs. If our restructuring fails to achieve some or all of the expected benefits therefrom, our cash resources may not last as long as estimated and our business, results of operations and financial condition could be materially and adversely affected.

Additionally, our future success depends upon our ability to recruit, train, retain and motivate key personnel, including our senior management team, as well as our research and development team and manufacturing and sales and marketing personnel. Our senior management team is critical to our vision, strategic direction, product development and commercialization efforts. The departure of one or more of our executive officers, senior management team members, or other key employees could be disruptive to our business until we are able to hire qualified successors. We do not maintain “key person” life insurance on our senior management team.

Our continued growth and ability to successfully transition from a company primarily focused on research and development to commercialization depends, in part, on attracting, retaining and motivating qualified personnel, including highly-trained sales personnel with the necessary scientific background and ability to understand our products and systems at a technical level to effectively identify and sell to potential new customers. New hires require significant training and, in most cases, take significant time before they achieve full productivity. Our failure to successfully integrate these key personnel into our business could adversely affect our business. In addition, competition for qualified personnel is intense. We compete for qualified scientific and information technology personnel with other life science and information technology companies as well as academic institutions and research institutions. Some of our scientific personnel are qualified foreign nationals whose ability to live and work in the United States is contingent upon the continued availability of appropriate visas. Due to the competition for qualified personnel in our industry, we may continue to utilize foreign nationals to fill part of our recruiting needs. As a result, changes to U.S. immigration policies could restrain the flow of technical and professional talent into the United States and may inhibit our ability to hire qualified personnel.

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

In December 2022, we initiated a controlled launch of Platinum® for RUO. Prior to that, in 2021 we initiated our early access limited release to enable key thought leaders early access to our platform. If we are able to successfully commercialize our products, we expect that we will generate substantially all of our revenue from the sale of our instruments and consumables. There can be no assurance that we will be able to successfully commercialize our products, design other products that will meet the expectations of our customers or that any of our future products will become commercially viable. As technologies change in the future for life sciences research tools in general and in proteomics and genomics technologies specifically, we will be expected to upgrade or adapt our products in order to keep up with the latest technology. To date, we have limited experience simultaneously designing, testing, manufacturing and selling products and there can be no assurance we will be able to do so. Our sales expectations are based in part on the assumption that our products will increase study sizes for our future customers and their associated purchases of our consumables. If sales of our instruments fail to materialize, so will the related consumable sales and associated revenue.

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

We expect that substantially all of our revenue in the near term will be generated from sales of RUO protein sequencing products to academic institutions and other research institutions. Much of these customers’ funding will be, in turn, provided by various state, federal and international government agencies. As a result, the demand for our products will depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

•	decreases in government funding of research and development;
•
changes to programs that provide funding to research laboratories and institutions, including changes in the amount of funds allocated to different areas of research or changes that have the effect of increasing the length of the funding process;

•	macroeconomic conditions and the political climate;
•	potential changes in the regulatory environment;
•	differences in budgetary cycles, especially government or grant-funded customers, whose cycles often coincide with government fiscal year ends;
•	competitor product offerings or pricing;
•	market-driven pressures to consolidate operations and reduce costs; and
•	market acceptance of relatively new technologies.

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

We rely on certain contract manufacturers to manufacture and supply our instruments, components of our instruments, and certain components of our consumable offerings. If these manufacturers should fail or not perform satisfactorily, our ability to commercialize and supply our instruments and consumable offerings would be adversely affected.

We rely on certain contract manufacturers to manufacture and supply our instruments, components of our instruments, and certain components of our consumable offerings. Since our contracts with these manufacturers do not commit them to carry inventory or make available any particular quantities, these manufacturers may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. Further, if these manufacturers are unable to obtain critical components used in our instruments or supply our instruments on the timelines we require, our business and commercialization efforts would be harmed. For example, in November 2023 we began a process of transitioning the manufacturing of our Platinum® instrument to a new provider, and are currently executing a process to move our wafer photonics process to a new provider. Transitioning these processes could take more time than anticipated and run into technical challenges, and may ultimately prove to be unsuccessful. If we are unable to begin manufacturing at these new contract manufacturers in a timely fashion, it will affect our ability to produce Platinum® instruments and semiconductor chips which would harm our research and development efforts and commercial operations.

In the event it becomes necessary to utilize a different contract manufacturer for our products or components of our products, we would experience additional costs, delays and difficulties in doing so as a result of identifying and entering into an agreement with a new manufacturer as well as preparing such new manufacturer to meet the logistical requirements associated with manufacturing our instruments and consumable offerings, and our business would suffer. In addition, if our products are authorized for use by the FDA as medical devices, we will need to contract with FDA-registered device establishments that are able to comply with current Good Manufacturing Practice requirements that are set forth in the QSR, unless explicitly exempted by regulation.

In addition, certain of the components and consumables used in our instruments and consumable offerings are sourced from a limited number, or sole source suppliers. If we were to lose such a supplier, there can be no assurance that we will be able to identify or enter into an agreement with an alternative supplier on a timely basis on acceptable terms, if at all. An interruption in our ability to sell and deliver instruments or consumable offerings to customers could occur if we encounter delays or difficulties in securing these components or consumables, or if the quality of the components or consumables supplied do not meet specifications, or if we cannot then obtain an acceptable substitute. Our suppliers have also been impacted by the COVID-19 pandemic, and in the past, we have experienced supply delays for critical hardware and instrumentation as a result. If any of these events occur, our business, results of operations, financial condition and prospects could be harmed.

Our internal manufacturing equipment is specialized with limited vendor options and long lead times. If these pieces of equipment were to stop working and be unable to be repaired in a timely manner or at all, our ability to manufacturer our semiconductor chips would be adversely affected.

Our internal manufacturing equipment is specialized with limited vendor options and long lead times. If these pieces of equipment were to stop working and be unable to be repaired in a timely manner or at all, our ability to manufacturer our semiconductor chips could be adversely affected.

In the event it becomes necessary to utilize other equipment for our semiconductor chip manufacturing, we would experience additional costs, delays and difficulties in manufacturing our semiconductor chips, and our business would suffer. There can be no assurance that we would be able to obtain alternative equipment on a timely basis on acceptable terms, if at all. An interruption in our ability to manufacture our semiconductor chips could occur if we encounter delays or difficulties in securing this equipment or if we cannot then obtain an acceptable substitute. If any of these events occur, our business, results of operations, financial condition and prospects could be harmed.

If we do not successfully develop and maintain our Platinum Analysis Software service, our commercialization efforts and therefore business and results of operations could suffer.

The success of our products depends, in part, on our ability to design and deploy our Platinum Analysis Software service in a manner that enables the integration with potential customers’ systems and accommodates potential customers’ needs. Without our software, the depth of the analysis provided for data generated by our system could be limited and utilization of our products could be hindered.

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

Commercializing our products outside of the United States could expose us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.

Engaging in international business inherently involves a number of difficulties and risks, including:

•
required compliance with existing and changing foreign regulatory requirements and laws that are or may be applicable to our business in the future, such as the GDPR and other data privacy requirements, labor and employment regulations, anti-competition regulations, the U.K. Bribery Act of 2010 and other anti-corruption laws, regulations relating to the use of certain hazardous substances or chemicals in commercial products, and require the collection, reuse, and recycling of waste from products we manufacture;

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

Our products provide a solution with many different components that work together. As such, a quality defect in a single component can compromise the performance of the entire solution. In order to successfully generate revenue from our products, we need to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications on a timely basis. Certain of our products or components of our products are manufactured by a third-party contract manufacturer at our facility using complex processes, sophisticated equipment and strict adherence to specifications and quality systems procedures. Given the complexity of our devices, individual units may occasionally require additional installation and service time prior to becoming available for customer use.

We and our manufacturing partners procure certain components of our instruments and consumables from third-party manufacturers, which includes the commonly-available raw materials needed for manufacturing as well as proprietary components. These manufacturing processes are complex. If we are not able to repeatedly produce our kits at commercial scale or source them from third-party suppliers, or encounter unexpected difficulties in packaging our consumables, our business will be adversely impacted.

As we continue to scale commercially and develop new products, and as our products incorporate increasingly sophisticated technology, it will be increasingly difficult to ensure our products are produced in the necessary quantities without sacrificing quality. There is no assurance that we will be able to continue to manufacture our instruments so that we consistently achieve the product specifications and produce results with acceptable quality. Our kits, semiconductor chips, and other consumables have a limited shelf life, after which their performance is not ensured. Shipment of consumables that effectively expire early or shipment of defective instruments or consumables to customers may result in recalls and warranty replacements, which would increase our costs, and depending upon current inventory levels and the availability and lead time for additional inventory, could lead to availability issues. Any future design issues, unforeseen manufacturing problems, such as contamination of our or our manufacturers’ facilities, equipment malfunctions, aging components, quality issues with components and materials sourced from third-party suppliers, or failures to strictly follow procedures or meet specifications, may have a material adverse effect on our brand, business, results of operations and financial condition and could result in our or our third-party manufacturers losing International Organization for Standardization (“ISO”) quality management certifications. If our third-party manufacturers fail to maintain ISO quality management certifications, customers might choose not to purchase products from us.

In addition, as we commercialize our Platinum Analysis Software service, we will also need to make corresponding improvements to other operational functions, such as our customer support, service and billing systems, compliance programs and our internal quality assurance programs. As we develop additional products, we may need to bring new equipment online, implement new systems, technology, controls and procedures and hire personnel with different qualifications.

An inability to manufacture products and components that consistently meet specifications, in necessary quantities, at commercially acceptable costs and without significant delays, may have a material adverse effect on our business, results of operations, financial condition and prospects.

We rely on third-party foundries to produce wafers, which when packaged and tested internally, lead to our supply of semiconductor chips. If these third-party foundries should fail or not perform satisfactorily, our ability to supply semiconductor chips would be negatively and adversely affected.

We currently rely on third-party foundries for the production of wafers, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. If any of these third parties were not able to supply our wafers, our semiconductor chip supply would be negatively impacted and our business would be harmed.

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

In addition, if we were to lose such third-party foundries, there can be no assurance that we will be able to identify or enter into agreements with alternative foundries on a timely basis on acceptable terms, if at all. An interruption in our ability to sell and deliver semiconductor chips to customers could occur if we encounter delays or difficulties in securing these wafers, if the quality of the wafers supplied do not meet specifications, or if we cannot then obtain an acceptable substitute. If any of these events occur, our business and operating results could be harmed.

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

We face significant competition in the life sciences technology market. We currently compete with life sciences technology and the diagnostic companies that are supplying components, products and services that serve customers engaged in proteomics analysis. These companies include but are not limited to: Agilent Technologies, Bio-Rad Laboratories, Danaher, Luminex, Merck (and its subsidiary MilliporeSigma) and Thermo Fisher Scientific. We also compete with a number of emerging growth companies that have developed, or are developing, proteomic products and solutions, such as: Nautilus Biotechnology, Olink Proteomics, Quanterix, Seer and Standard BioTools (including its recent acquisition of SomaLogic). Finally, we compete with a number of privately held companies that are developing technology that may compete with our products.

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

We have entered into Technology and Services Exchange Agreements (the “TSEAs”) by and among us and other participant companies controlled by the Rothberg family, consisting of Butterfly Network, Inc., OrphAI Therapeutics, Inc., Hyperfine, Inc., 4Bionics LLC, identifeye HEALTH Inc. (f/k/a Tesseract Health, Inc.), Liminal Sciences, Inc. and Detect, Inc. The TSEA with Butterfly Network, Inc. was signed in November 2020, and the TSEA with the remaining participant companies was signed in February 2021 and became effective upon the Closing of the Business Combination. Under the TSEAs, we and the other participant companies may, in our or their discretion, permit the use of certain non-core technologies, which include any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant, such as software, hardware, electronics, fabrication and supplier information, vendor lists and contractor lists, with the other participant companies. The TSEAs provide that ownership of each non-core technology shared by us or another participant company will remain with the company that originally shared the non-core technology. In addition, any participant company (including us) may, in its discretion, permit its personnel to be engaged by another participant company to perform professional, technical or consulting services for such participant. Unless otherwise agreed to by us and the other participant company, all rights, title and interest in and to any inventions, works-of-authorship, idea, data or know-how invented, made, created or developed by the personnel (employees, contractors or consultants) in the course of conducting services for a participant company (“Created IP”) will be owned by the participant company for which the work was performed, and the recipient participant company grants to the party that had its personnel provide the services that resulted in the creation of the Created IP a royalty-free, perpetual, limited, worldwide, non-exclusive, sub-licensable (and with respect to software, sub-licensable in object code only) license to utilize the Created IP only in the core business field of the originating participant company, including a license to create and use derivative works based on the Created IP in the originating participant’s core business field, subject to any agreed upon restrictions.

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

We may seek to enter into strategic collaborations and licensing agreements with third parties to develop products, such as the creation and identification of content and development of new applications. However, there is no assurance that we will be successful in doing so. Establishing collaborations and licensing arrangements is difficult and time-consuming, and discussions may not lead to collaborations or licenses on favorable terms, if at all. Even if we establish such relationships, if our partners do not prioritize and commit sufficient resources to develop and sell products, they may never result in the successful development or commercialization of products.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2023, we had federal net operating loss carryforwards (“NOLs”) to offset future taxable income of approximately $336.8 million, of which $65.5 million will begin to expire in 2033 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset post-change taxable income. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period (calculated on a rolling basis). Our existing NOLs may be subject to limitations arising out of previous ownership changes and we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes, including the Business Combination and related transactions. In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

Our Branford, Connecticut facilities primarily house our corporate headquarters as well as research and development activities, and we have a product development and operations facility located in San Diego, California, and a semiconductor chip manufacturing location in Garnett Valley, Pennsylvania. In December 2021, we entered into a lease for a facility in New Haven, Connecticut, which commenced in January 2022. Our products are manufactured at our third-party manufacturer’s facilities in the United States and internationally, and our consumables are manufactured at various locations in the United States including at our facilities in San Diego, California and Garnet Valley, Pennsylvania, and internationally.

Our facilities in Branford, San Diego and those of our third-party manufacturers are vulnerable to natural disasters, public health crises and catastrophic events. If any disaster, public health crisis or catastrophic event were to occur, our ability to operate our business would be seriously, or potentially completely, impaired. If our facilities or our third-party manufacturer’s facilities become unavailable for any reason, we cannot provide assurances that we will be able to secure alternative manufacturing facilities with the necessary capabilities and equipment on acceptable terms, if at all. We may encounter particular difficulties in replacing our facilities given the specialized equipment housed within them. The inability to manufacture our instruments or consumables, combined with limited inventory of manufactured instruments and consumables, may result in the loss of future customers or harm our reputation, and we may be unable to re-establish relationships with those customers in the future.

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

If we experience a significant disruption in our information technology systems, including our Platinum Analysis Software services, or cybersecurity incidents, our business could be adversely affected.

We rely, and will continue to rely on, information technology systems to keep financial and employment records, facilitate our research and development initiatives, manage our manufacturing operations, maintain quality control, fulfill customer orders, maintain corporate records, communicate with staff, provide our Platinum Analysis Software services and operate other critical functions. Our information technology systems and those of our vendors and partners are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events, including, but not limited to, natural disasters and catastrophes. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of services have been and are expected to continue to be targeted, especially in the health care industry. Methods of attacks on information technology systems and data security breaches change frequently, are increasingly complex and sophisticated, including deployment of harmful malware and key loggers, ransomware, a malicious website, social engineering and phishing scams, and other means to affect the confidentiality, integrity and availability of our technology systems and data, and can originate from a wide variety of sources. In addition to traditional computer “hackers,” malicious code, such as viruses and worms, denial-of-service attacks and sophisticated nation-state and nation-state supported actors present a constant threat, including advanced persistent threat intrusions. Cyberattacks may also be due to employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and our system redundancy and other disaster recovery planning may be ineffective or inadequate in preventing or responding to any of these circumstances. Techniques used in cybersecurity attacks to obtain unauthorized access, disable or sabotage information technology systems are evolving rapidly with data breaches and other cybersecurity incidents becoming commonplace. Despite our efforts to create security barriers to such threats, it is virtually impossible for us to completely mitigate these risks. In August 2020, we discovered ransomware on a server and engaged third-party forensics experts and outside counsel for incident response. We did not pay ransom to the attacker because the documents that were encrypted by the attacker were sufficiently backed up and the investigation further confirmed that no employee data or other personal information was accessed. We implemented a number of security enhancements as the incident unfolded and continue to implement short- and long-term security enhancements to further secure our network.

If our security measures, or those of our vendors and partners, are compromised due to any cybersecurity attacks or incidents, including as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials, power outages, hardware failures, telecommunication or utility failures, catastrophes, other unforeseen events or otherwise, our reputation could be damaged, our business may be harmed, we could become subject to litigation and we could incur significant expense and liability. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors and partners, it could adversely impact our business and operations, and could result in financial, legal, operational or reputational harm to us, loss of competitive advantage or loss of consumer confidence. If our operations are disrupted, it may cause a material disruption in our business if we do not restore functionality in an acceptable timeframe. In addition, cybersecurity incidents could lead to the loss of trade secrets or other intellectual property, or could lead to the unauthorized access or loss of personal information, including sensitive personal information, of our employees, customers and other third parties, any of which could have a material adverse effect on our business and result in financial, legal, operational or reputational harm to us, loss of competitive advantage or loss of consumer confidence.

In addition, cybersecurity incidents could result in legal claims or proceedings, including class action lawsuits, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy rules and regulations, violations of which could result in material penalties and fines. In addition, although we seek to detect and investigate all cybersecurity incidents, bad actors have become increasingly proficient at operating undetected within an information system, making cybersecurity incidents involving unauthorized access to our information technology systems and data difficult to detect and any delay in identifying such incidents may lead to increased harm and legal exposure of the type described above. Moreover, we may be required to make public announcements regarding any cybersecurity incidents involving the Company and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a material adverse effect on the price of our Class A common stock.

The cost of protecting against, investigating, mitigating and responding to potential breaches of information technology systems and cybersecurity incidents and complying with applicable breach notification obligations to individuals, regulators, partners and others can be significant. As cybersecurity incidents and regulatory requirements continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any security vulnerabilities. The inability to implement, maintain and upgrade adequate safeguards could have a material effect on our business, financial condition, results of operations and ability to operate the business as a going concern . While we currently maintain cybersecurity insurance, our insurance policies may not provide adequate coverage to compensate us for the potential costs and other losses arising from such disruptions, failures or security incidents. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all, and it is possible that an insurer may deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, and result in financial, legal, operational or reputational harm to us, loss of competitive advantage or loss of consumer confidence.

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

Although our current protein sequencing products are labeled, promoted, and sold as RUO products that are therefore not regulated as IVD medical devices, the FDA or comparable agencies of other countries could disagree with our conclusion that our products are intended for RUO or deem our sales, marketing and promotional efforts as being inconsistent with the criteria for RUO products. For example, our customers may independently elect to use our RUO labeled products in their own lab-developed tests (“LDTs”) for clinical diagnostic uses, which could subject our products to government regulation, and regulatory requirements related to marketing, selling, and distribution of RUO products could change or be uncertain, even if clinical uses of our RUO products by our customers were done without our consent. FDA reviews the totality of the circumstances when it comes to evaluating whether equipment and testing components are properly labeled as RUO and takes the position that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s device regulatory requirements if the circumstances surrounding the distribution, marketing and promotional practices indicate that the manufacturer knows its products are, or intends for its products to be, used for clinical diagnostic purposes. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, results of operations or cash flows could be adversely affected.

For a number of years, the FDA has exercised its regulatory enforcement discretion not to regulate LDTs as medical devices if the tests are created and used within a single laboratory. However, in October 2023, the FDA issued a proposed rule aimed at regulating LDTs under the current medical device framework and proposing to phase out its existing enforcement discretion policy for this category of diagnostic tests; the public comment period ended in early December 2023. The proposal envisions that the LDT enforcement policy phase-out process would occur in gradual stages over a total period of four years, although more details are expected to be provided with the upcoming final rule. The likelihood of the FDA finalizing the proposed rule in April 2024 (as currently projected), as well as potential litigation challenging the agency’s authority to take such action, is uncertain at this time. Affected entities continue to press for a comprehensive legislative solution instead of implementation of the proposed FDA administrative action, which may be disruptive to the industry and to patient access to certain diagnostic tests, and litigation against FDA is expected to be initiated following issuance of the final rule. Separately, federal legislators have been working with stakeholders for several years on a possible bill to reform the regulation of in vitro clinical tests including LDTs. For example, as drafted and re-introduced for consideration by the current Congress, the Verifying Accurate, Leading-edge IVCT Development Act (“VALID Act”) would codify into law the term “in vitro clinical test” (“IVCT”) to create new medical product category separate from medical devices that includes products currently regulated as IVDs as well as LDTs. The VALID Act would also create a new system for labs and hospitals to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it takes for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients.

Any legislative or administrative rule making or new federal oversight of LDTs, if and when finalized, may impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws. We cannot predict how these various efforts will be resolved, how Congress or the FDA will regulate LDTs in the future, or how that modernized regulatory system will impact our business. Changes to the current regulatory framework, including the imposition of additional or new regulations, including regulation of our products, could arise at any time during the development or marketing of our products, which may negatively affect our ability to obtain or maintain FDA or comparable regulatory approval of our products, if required. Further, sales of devices for diagnostic purposes may subject us to additional healthcare regulation and enforcement by the applicable government agencies. Such laws include, without limitation, state and federal anti-kickback or anti-referral laws, healthcare fraud and abuse laws, false claims laws, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Physician Payments Sunshine Act and related transparency and manufacturer reporting laws, and other laws and regulations applicable to medical device manufacturers.

Our reagents may be used by clinical laboratories to create LDTs, which could, in the future, become subject to some form of FDA regulatory requirements, which could materially and adversely affect our business and results of operations.

We may in the future register with the FDA as a specification developer and list ancillary products such as customized reagents with the FDA as Class I general purpose laboratory equipment and reagents. A clinical laboratory could potentially use our custom-manufactured reagents to create what is called an LDT. LDTs are diagnostic tests that are developed, validated and performed by a single clinical laboratory operating in compliance with the Clinical Laboratory Improvement Amendments (“CLIA”), and under the oversight of the Centers for Medicare & Medicaid Services (“CMS”). Historically, FDA has generally exercised enforcement discretion not to regulate LDTs as medical devices, although as discussed above in October 2023 it issued a proposed rule to regulate LDTs under the current medical device framework and phase out its existing enforcement discretion policy for LDTs. The FDA initiated this rulemaking following several years of inaction by Congress and in light of public health concerns the agency perceives to exist with certain marketed LDTs, in part as a result of the growth in the volume and complexity of testing services utilizing LDTs, such as genetic testing services over the past four decades Congress also continues to face pressure from stakeholders to enact a comprehensive legislative solution to create a harmonized paradigm for oversight of LDTs by both the FDA and CMS. Any legislative or administrative rule making or new federal oversight of LDTs, if and when finalized, could decrease demand for our reagents by affecting how customers can use those products. Additionally, compliance with additional regulatory burdens could be time consuming and costly for our customers. We cannot predict how these various efforts will be resolved, how Congress or the FDA will regulate LDTs in the future, or how that modernized regulatory system will impact our business.

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

In addition, members of our management and companies with which they are affiliated or have been affiliated with in the past, have been, and may in the future be, involved in investigations, prosecutions, convictions or settlements in the healthcare industry. For example, Kevin Rakin, a member of our board of directors (the “Board”), was named as a defendant in United States ex rel. Webb v. Advanced BioHealing, Inc. (“ABH”), a whistleblower suit relating to sales methods employed by sales representatives of ABH, a biotechnology company for which Mr. Rakin served as its chief executive officer. All claims in the lawsuit were dismissed with prejudice pursuant to a settlement agreement, in which Mr. Rakin expressly denied that he engaged in any wrongful conduct, and Mr. Rakin agreed to pay to the United States $2.5 million. Any investigations, prosecutions, convictions or settlements involving members of our management and companies with which they are or have been affiliated may be detrimental to our reputation and could negatively affect our business, financial condition, results of operations and cash flows.

We are currently subject to, and may in the future become subject to, both U.S. federal and state laws and regulations as well as international laws imposing obligations on how we collect, store and process personal information. Our actual or perceived failure to comply with such obligations could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our business and future customer base, and thereby decrease our revenue.

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

In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which complicates compliance efforts. For example, the California Consumer Privacy Act (“CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide disclosures regarding information practices to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Additionally, the California Privacy Rights Act (“CPRA”), was approved by California voters in the election of November 3, 2020 and went into effect in January of 2023 modifying the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. In addition, similar laws and regulations in other U.S. states, such as Colorado, Connecticut, New Jersey, Delaware, Utah, Virginia, Oregon, Indiana, Iowa, Tennessee, Montana, Florida and Texas and other international jurisdictions have been applied to protect individuals’ privacy (including laws regarding unfair and deceptive practices in the United States and GDPR in the European Union) and may be subject to evolving interpretations or applications. Furthermore, defending a suit for the wrongful use or disclosure of health or personal information, regardless of its merit, could be costly, divert management’s attention and harm our reputation. Laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted.

At the federal level, regulations promulgated pursuant to HIPAA as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) establish privacy and security standards that limit the use and disclosure of individually identifiable health information (known as “protected health information” when protected under HIPAA) and require the implementation of administrative, physical and technological safeguards to protect the privacy and security of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining HIPAA applicability to our operations as our operations evolve, obligations under applicable privacy standards and our contractual obligations may require complex factual and regulatory analyses and may be subject to differing or changing interpretations. Although we take measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or accessed due to employee error, malfeasance or other malicious or inadvertent disruptions. Any such breach, incident or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, manipulated, acquired, publicly disclosed, lost or stolen. Any such access or other loss of information could result in legal claims or proceedings, and liability for us or our customers under international or U.S. federal or state laws that protect the privacy of health information, such as HIPAA, and regulatory penalties. Notice of certain incidents may be required to be provided to affected individuals, the Secretary of the Department of Health and Human Services, and for extensive breaches, notice may also need to be made to the media. Additionally, state law may require notice to the applicable state Attorney General. Such notices could result in financial, legal, operational or reputational harm to us, loss of competitive advantage or loss of consumer confidence.

We continue to evaluate our compliance obligations, but do not currently have in place formal policies and procedures related to the storage, collection and processing of information, and have not conducted any internal or external data privacy audits, to ensure our compliance with all applicable data protection laws and regulations. Additionally, we do not currently have policies and procedures in place for assessing our third-party vendors’ compliance with applicable data protection laws and regulations. All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our data processing and cybersecurity practices and any policies that we have implemented, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any failure or perceived failure by us or our third-party vendors, collaborators, contractors and consultants to comply with any applicable federal, state or international laws and regulations relating to data privacy and security, could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action litigation in certain jurisdictions, which would subject us to significant expense, as well as potential fines, sanctions, awards, penalties or judgments, all of which could have a material adverse effect on our business, financial condition, reputation, results of operations and prospects.

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

Our potential customer base for future clinical diagnostic applications of our protein sequencing technologies may be active on social media. We intend to engage through those platforms to elevate our national marketing presence, both for our RUO product offerings and any future medical device product offerings. Social media practices in the medical device and biopharmaceutical industries are evolving, which creates uncertainty and risk of non-compliance with regulations applicable to our business. For example, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us or our products on any social networking website. If these events were to occur or we otherwise fail to comply with any applicable regulations, we could incur liability, face restrictive regulatory actions or experience other harm to our business.

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

The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition. In addition, third parties have filed, and may in the future file, for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If such third parties were to succeed in registering or developing common law rights in any other trademarks that are similar or identical to our trademarks, and if we are not successful in challenging such rights and defending against challenges to our trademarks, we may not be able to use such trademarks to develop brand recognition of our technologies, products or services. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Further, we have and may in the future enter into agreements with owners of such third-party trade names or trademarks to avoid potential trademark litigation which may limit our ability to use our trade names or trademarks in certain fields of business. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business, financial condition, results of operations and prospects may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources. Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Following the Business Combination, there were 3,833,319 outstanding warrants issued in connection with the initial public offering of HighCape (the “Public Warrants”) to purchase 3,833,319 shares of our Class A common stock at an exercise price of $11.50 per share, which warrants became exercisable on September 9, 2021. In addition, there are 135,000 private placement warrants (the “Private Warrants”) to purchase 135,000 shares of our Class A common stock at an exercise price of $11.50 per share. In certain circumstances, the Public Warrants and Private Warrants may be exercised on a cashless basis. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock, the impact of which is increased as the value of our stock price increases.

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

As a result, included on our balance sheets as of December 31, 2023 and December 31, 2022 are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our Consolidated Financial Statements and results of operations may fluctuate quarterly, based on factors that are outside of our control. Due to the recurring fair value measurement, it is expected that we will recognize non-cash gains or losses on the warrants each reporting period and that the amount of such gains or losses could be material.

There can be no assurance that the warrants will be in the money prior to their expiration, and they may expire worthless.

The exercise price for our outstanding warrants is $11.50 per share of our Class A common stock. There can be no assurance that the warrants will be in the money prior to their expiration, and as such, the warrants may expire worthless.

There are currently outstanding an aggregate of 3,968,319 warrants to acquire shares of our Class A common stock, which comprise 135,000 Private Warrants held by HighCape’s initial stockholders at the time of HighCape’s initial public offering and 3,833,319 Public Warrants. Each of our outstanding whole warrants is exercisable as of September 9, 2021, for one share of our Class A common stock in accordance with its terms. Therefore, as of December 31, 2023, if we assume that each outstanding whole warrant is exercised and one share of HighCape Class A common stock is issued as a result of such exercise, with payment of the exercise price of $11.50 per share, our fully-diluted share capital would increase by a total of 3,968,319 shares, with approximately $45.6 million paid to us to exercise the warrants.

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

So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will qualify as a “controlled company” within the meaning of the Nasdaq listing rules. As of February 20, 2024, Dr. Rothberg controlled 79.9% of the voting power of our outstanding capital stock, including our Class A common stock and Class B common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards and are not subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a compensation committee comprised solely of independent directors; and (iii) director nominees selected, or recommended for our Board’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

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

Shares of our Class B common stock have 20 votes per share, while shares of our Class A common stock have one vote per share. Dr. Rothberg and his affiliates hold all of the issued and outstanding shares of our Class B common stock, and as of February 20, 2024, Dr. Rothberg and his affiliates held 79.9% of the voting power of our capital stock, including our Class A common stock and Class B common stock and is able to control matters submitted to our stockholders for approval, including the election of directors, amendments to our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Dr. Rothberg may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of our Class A common stock. If additional shares of our Class B common stock are issued, your shares and your votes may be significantly diluted.

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

Our organizational documents are governed by Delaware law. Certain provisions of Delaware law and of our certificate of incorporation and bylaws could discourage, delay, defer or prevent a merger, tender offer, proxy contest or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares of our Class A common stock held by our stockholders. These provisions provide for, among other things:

•	the ability of our Board to issue one or more series of preferred stock;
•	stockholder action by written consent only until the first time when Dr. Rothberg ceases to beneficially own a majority of the voting power of our capital stock;
•	certain limitations on convening special stockholder meetings;
•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
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

These anti-takeover provisions as well as certain provisions of Delaware law could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. If prospective takeovers are not consummated for any reason, we may experience negative reactions from the financial markets, including negative impacts on the price of our Class A common stock. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and to cause us to take other corporate actions that our stockholders desire.

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

Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition, results of operations and cash flows and result in a diversion of the time and resources of our management and Board.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 1C.	CYBERSECURITY

Creating and maintaining a secure information infrastructure is of paramount importance to Quantum-Si, and we have invested, and will continue to invest significant resources to ensure we maintain the most secure environment reasonably possible to protect our assets, customers and employees. Our Board of Directors, through our Audit Committee, is actively involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. Our cybersecurity policies, standards, processes and practices are based on recognized frameworks established by the National Institute of Standards and Technology, (“NIST”) and other applicable industry standards. We address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information we maintain by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

We face a variety of risks related to cybersecurity, such as unauthorized access, cybersecurity attacks and other security incidents, including as perpetrated by hackers and unintentional damage or disruption to hardware and software systems, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we maintain a cybersecurity program to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We employ a range of tools and services, including regular network and endpoint monitoring utilizing leading market monitoring tools, audits and vulnerability assessments including penetration testing to inform our risk identification and assessment. Our Audit Committee of the Board of Directors provides oversight of our cybersecurity risk management and strategy processes, which is led by our Chief Financial Officer.

We also identify our cybersecurity threat risks by comparing our processes to standards set by NIST as well as by engaging experts to attempt to penetrate our information systems. To provide for the availability of critical data and systems, manage our material risks from cybersecurity threats, and protect against and respond to cybersecurity incidents, we undertake the following activities:

•	monitor emerging data protection laws and implement changes to our processes that are designed to comply with such laws;
•	through our policies, practices and contracts (as applicable), require employees, as well as third parties that provide services on our behalf, to treat confidential information and data with care;
•
employ technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence;

•
provide regular, mandatory training for our employees and contractors regarding cybersecurity threats as a means to equip them with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices;

•	conduct regular phishing email simulations for all employees and contractors with access to our email systems to enhance awareness and responsiveness to possible threats;
•	leverage the NIST incident handling framework to help us identify, protect, detect, respond and recover when there is an actual or potential cybersecurity incident; and
•	carry information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident.

Our incident response plan coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate damage to our business and reputation.

As part of the above processes, we regularly engage with consultants, auditors and other third parties in assisting in review our cybersecurity program to help identify areas for continued focus, improvement and compliance.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “If we experience a significant disruption in our information technology systems, including our Platinum Analysis Software services, or cybersecurity incidents, our business could be adversely affected”, which disclosures are incorporated by reference herein.

Despite our efforts to create security barriers to such threats, it is virtually impossible for us to completely mitigate these risks. In August 2020, we discovered ransomware on a server and engaged third-party forensics experts and outside counsel for incident response. We did not pay ransom to the attacker because the documents that were encrypted by the attacker were sufficiently backed up and the investigation further confirmed that no employee data or other personal information was accessed. We implemented a number of security enhancements as the incident unfolded and continue to implement short- and long-term security enhancements to further secure our network.

Cybersecurity Governance; Management

Cybersecurity is an important part of our broader risk management processes and an area of focus for our Board of Directors and management. In general, our Board of Directors oversees risk management activities designed and implemented by our management, and considers specific risks, including, for example, risks associated with our strategic plan, business operations, and capital structure. Our Board of Directors executes its oversight responsibility for risk management both directly and through delegating oversight of certain of these risks to its committees, and our Board of Directors has authorized our Audit Committee to oversee risks from cybersecurity threats.

We plan for our Chief Financial Officer to provide our Audit Committee with quarterly general risk assessment updates, which shall cover cyber risk topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. Our Audit Committee is also involved in the reporting function of our incident response plan which includes communication of any cybersecurity incident that meets our reporting thresholds, as well as ongoing updates regarding any such incident, until such incident has been resolved.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Financial Officer in conjunction with our General Counsel and our Head of Information Technology and report to our Audit Committee. In addition, we maintain an Information Technology Steering Committee, which is comprised of several senior members of the Company. Our Chief Financial Officer has over 10 years of experience in leading Information Technology departments at various companies. Our General Counsel has over 10 years of experience related to general legal matters, including in the capacity of understanding and guiding companies on Information Technology matters and the related risks. Our Head of Information Technology has over 30 years of relevant experience, including managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs. These management team members are informed about and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.

ITEM 2.	PROPERTIES

We currently lease our executive office at 29 Business Park Drive, Branford, Connecticut 06405. We also lease office, laboratory and manufacturing space in San Diego, California and office space in Santa Clara, California and New Haven, Connecticut. Our semiconductor chip assembly and packaging business is located in Garnet Valley, Pennsylvania. Our leases expire at various dates through 2032. We believe that our current office, laboratory and assembly and packaging locations are sufficient to meet our needs at existing volume levels for the foreseeable future. For further information, please refer to Note 9. Leases, in the accompanying notes to our Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

In April 2023, we informed the contract manufacturer that had manufactured our Platinum® and CarbonTM instruments that we intended to wind down the relationship and transition to a different contract manufacturer. In October 2023, we were informed the contract manufacturer had filed a complaint in the state of Texas alleging breach of contract and made claims for economic damage under the contract as well as attorney costs. In January 2024 the suit was withdrawn and refiled in the state of Minnesota alleging similar claims. Although it is not possible to determine the potential financial exposure associated with the alleged claim at this time given its early stage, we believe we have a meritorious defense and intend to vigorously defend against all claims asserted in the complaint.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock and warrants to purchase Class A common stock are listed on Nasdaq under the symbols “QSI” and “QSIAW”, respectively.

Stockholders

As of February 20, 2024, we had approximately 121,832,417 shares of Class A common stock issued and outstanding held of record by 75 holders, approximately 19,937,500 shares of Class B common stock issued and outstanding held of record by two holders, 3,833,319 public warrants held of record by two holders and 135,000 private placement warrants issued in connection with HighCape’s initial public offering held of record by three holders, each exercisable for one share of Class A Common Stock at a price of $11.50 per share.

There is no public market for our Class B common stock.

Dividends

We have not paid any cash dividends on our Class A common stock or Class B common stock to date, and we do not anticipate paying any cash dividends in the foreseeable future. The payment of cash dividends is subject to the discretion of our board of directors and may be affected by various factors, including our future earnings, financial condition, capital requirements, share repurchase activity, current and future planned strategic growth initiatives, levels of indebtedness, and other considerations our board of directors deem relevant.

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the introductory note to this Annual Report under the caption “Cautionary Note Regarding Forward Looking Statements,” which information is incorporated herein by reference. Unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” or “Quantum-Si” are intended to mean the business and operations of Quantum-Si Incorporated and its consolidated subsidiaries. For discussion and analysis pertaining to the year ended December 31, 2022 overview and highlights as compared to the year ended December 31, 2021, please refer to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 17, 2023.

Overview

We are an innovative life sciences company with the mission of transforming single-molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell. We have developed a proprietary universal single-molecule detection platform that we are first applying to proteomics to enable NGPS, the ability to sequence proteins in a massively parallel fashion (rather than sequentially, one at a time), that can be used for the study of nucleic acids. We believe that with the ability to sequence proteins in a massively parallel fashion and offer a simplified workflow with a faster turnaround time, NGPS has the potential to unlock significant biological information through improved resolution and unbiased access to the proteome at a speed and scale that is not available today. Traditionally, proteomic workflows to sequence proteins required days or weeks to complete. Our platform, as originally planned, was designed to offer an end-to-end workflow including both sample preparation and sequencing and was comprised of CarbonTM, our automated sample preparation instrument, our Platinum® NGPS instrument, the Platinum Analysis Software service, and reagent kits and proprietary semiconductor chips for use with our Platinum® instrument. In 2021, we introduced our Platinum® early access program to sites with participation from leading academic centers and key industry partners. The early access program introduced the Platinum® single-molecule sequencing system to key opinion leaders across the globe, for both expansion and development of applications and workflows. We began a controlled launch of the Platinum® instrument and started to take orders in December 2022, and subsequently began limited commercial shipments of Platinum® in January 2023.

Since our initial launch of the Platinum® instrument, we have found that, consistent with other proteomics detection technologies, customers select the biological sample type and sample preparation method they use. The range of sample types and sample preparation methods utilized in proteomics is extensive and often some level of optimization is required to make them compatible with the downstream detection technology. Our initial platform contemplated CarbonTM as an automated sample preparation instrument. While CarbonTM could help reduce sample preparation variation and streamline the end-to-end workflow in utilizing our Platinum® protein sequencing instrument, it is not an absolute requirement, and may not be the best solution long-term. To this end, in October 2023, we completed an evaluation of CarbonTM as it relates to the workflow and in comparison to other potential liquid handler and sample preparation solutions. This evaluation concluded that pursuing efforts to continue development of CarbonTM was not the most effective use of our research and development efforts and therefore, we paused development related to CarbonTM to focus efforts on Platinum®, our reagent kits and semiconductor chips for use on Platinum®, and our Platinum Analysis Software environment as our go forward platform to maximize value.

Now that our Platinum® and Platinum Analysis Software system has launched, we intend to follow a systematic, phased approach to continue to successfully launch updates to our platform. We believe we are the first company to successfully enable NGPS on a semiconductor chip, thus digitizing a massive proteomics opportunity, which allows for a massively parallel solution at the ultimate level of sensitivity -single-molecule detection.

We believe that our platform offers a differentiated workflow solution in a rapidly evolving proteomics tools market. Within our initial focus market of proteomics, our workflow is designed to provide users a seamless opportunity to gain key insights into the immediate state of biological pathways and cell state. Our platform aims to address many of the key challenges and bottlenecks with legacy proteomic solutions, such as MS, high instrument costs both in terms of acquisition and ownership and complexity with data analysis, which together prevent broad adoption. We believe our platform, which is designed to streamline sequencing and data analysis at a lower instrument cost than legacy proteomic solutions, could allow our product to have wide utility across the study of the proteome. For example, our platform could be used for biomarker discovery and disease detection, pathway analysis, immune response, vaccine development, quality assurance and quality control, among other applications.

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

We have not incurred significant impairment losses in the carrying values of our assets as a result of the COVID-19 pandemic and are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in the Consolidated Financial Statements. We will continue to evaluate the impact of the COVID-19 pandemic on our industry. We have concluded that, while it is possible that the virus could have a future negative effect on our financial position, results of operations and cash flows in the Consolidated Financial Statements, the specific future impact is not readily determinable as of the date of the filing of this Annual Report on Form 10-K. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

Other Global Developments

Throughout 2022 and 2023, various central banks around the world, including the Federal Reserve in the United States, raised interest rates. While these rate increases have not had a significant adverse impact to date, the impact of such rate increases on the overall financial markets and the economy may adversely impact us in the future. In addition, the global economy has experienced, and is continuing to experience, high levels of inflation and global supply chain disruptions. We continue to monitor these supply chain, inflation and interest rate factors, as well as the uncertainty resulting from the overall economic environment.

Although we do not expect to be significantly impacted by the conflicts in Ukraine or Israel and Gaza, we have experienced some constraints in product and material availability and increasing costs required to obtain some materials and supplies as a result of these conflicts on the global economy. To date, our business has not been materially impacted by the conflicts, however, as the conflicts continue or worsen, it may impact our business, financial condition or results of operations.

Business Combination

On June 10, 2021, we consummated the Business Combination. The Business Combination was approved by HighCape’s stockholders at its special meeting held on June 9, 2021. The transaction resulted in the combined company being renamed “Quantum-Si Incorporated” and Legacy Quantum-Si being renamed “Q-SI Operations Inc.” The combined company’s Class A common stock and warrants to purchase Class A common stock commenced trading on Nasdaq on June 11, 2021 under the symbol “QSI” and “QSIAW”, respectively. As a result of the Business Combination, we received proceeds of approximately $511.2 million on the day of the Closing. For further details on the impact of the Business Combination, please refer to Note 3. Business Combination, in the accompanying notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Recent Developments

In April 2023, we informed the contract manufacturer that had manufactured our Platinum® and CarbonTM instruments that we intended to wind down the relationship and transition to a different contract manufacturer. In October 2023, we were informed the contract manufacturer had filed a complaint in the state of Texas alleging breach of contract and made claims for economic damage under the contract as well as attorney costs. In January 2024 the suit was withdrawn and refiled in the state of Minnesota alleging similar claims. Although it is not possible to determine the potential financial exposure associated with the alleged claim at this time given its early stage, we believe we have a meritorious defense and intend to vigorously defend against all claims asserted in the complaint.

In August 2023, we filed a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which became effective on August 22, 2023, covering the offering of Class A common stock, preferred stock, debt securities, warrants, rights and units.

In August 2023, we also entered into an Equity Distribution Agreement (“EDA”) with an outside placement agent (the “Agent”), under which we may, from time to time, sell shares of our Class A common stock having an aggregate offering price of up to $75.0 million in “at-the-market” offerings through the Agent (the “ATM Offering”). The Shelf Registration Statement included a prospectus supplement covering the offering, issuance and sale of up to $75.0 million of our Class A common stock, from time to time, through the ATM Offering. The shares to be sold under the EDA may be issued and sold pursuant to the Shelf Registration Statement. The EDA also provides that the Agent will be entitled to compensation for its services in an amount up to 3.0% of the gross proceeds from the sales of shares sold through the Agent under the EDA. We have no obligation to sell any shares under the EDA and may at any time suspend solicitation and offers under the EDA. To date, we have not issued or sold any shares of our Class A common stock under the ATM Offering.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, as well as expenses incurred during the reporting periods. Our estimates are based on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about items not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenue is derived from sales of products and services. Product revenue is primarily generated from the sales of instruments and consumables used in protein sequencing and analysis. Service revenue is primarily generated from service maintenance contracts including access to analysis software and advanced training for instrument use. We recognize revenue when or as a customer obtains control of the promised goods and services. The amount of revenue recognized reflects the consideration to which we expect to be entitled in exchange for these goods and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue as the performance obligations have been satisfied. We have made the accounting policy election allowed for under ASC 606-10-32-2A to exclude all sales taxes from transaction price. Revenue recognition for contracts with multiple deliverables is based on the separate satisfaction of each distinct performance obligation within the contract. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We allocate transaction price to the performance obligations in a contract with a customer based on the relative standalone selling price of each performance obligation. We determine standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information and specific factors such as competitive positioning, internal costs, profit objectives, and internally approved pricing guidelines related to the performance obligation.

We consider performance obligation for sales of products satisfied upon shipment of the goods to the customer in accordance with the shipping terms (either upon shipment or delivery), which is when control of the product is deemed to be transferred; this includes instruments and consumables. Customers generally do not have a right to return products, except for defective or damaged products during the warranty period or unless prior written consent is provided. In instances where right of payment or transfer of title is contingent upon the customer’s acceptance of the product, revenue is deferred until all acceptance criteria have been met. Revenues for service maintenance contracts, which start after the first year of purchase and are considered as service type warranties that effectively extend the standard first-year service coverage at the customer’s option are recognized ratably over the contract service period as these services are performed evenly over time. Revenues for advanced training is recognized at a point in time upon satisfaction of the underlying performance obligation. We typically provide a standard one-year warranty which covers defects in materials, workmanship and manufacturing or performance conditions under normal use and service. The first year of the warranty of the products is considered an assurance-type warranty and is recorded as Cost of revenue within the Consolidated Statements of Operations and Comprehensive Loss. We have determined this standard first-year warranty is not a distinct performance obligation.

Stock-based Compensation

Stock-based compensation expense for stock option grants with only service conditions is recognized on a straight-line basis over the requisite service period of the individual grants, which is generally the vesting period, based on the estimated grant date fair values. Stock-based compensation expense for stock option grants subject to non-financing event performance conditions on an accelerated basis is recognized as though each vesting portion of the award was, in substance, a separate award.

Prior to the Business Combination, the fair value of the shares of common stock underlying stock options had historically been determined by the Board, with input from management and contemporaneous third-party valuations, as there was no public market for the common stock. Given the absence of a public trading market for our common stock, the Board exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each option grant date.

After the completion of the Business Combination, we measure compensation expense for stock-based awards to employees, non-employees and directors based upon the awards’ initial grant-date fair values. Stock-based compensation expense for stock options, restricted stock units and performance awards is recorded over the requisite service period. For awards with only a service condition, we expense stock-based compensation using the straight-line method over the requisite service period for the entire award. For awards with a market condition, we expense the grant date fair value at the target over the vesting period regardless of the value the award recipients ultimately receive. The fair value of restricted stock without a market condition is estimated using the current market price of our common stock on the date of grant. The fair value of stock option grants with a market condition is estimated at the date of grant using the Monte Carlo simulation model (“Monte Carlo”). The fair values of stock option grants are estimated as of the date of grant by applying the Black-Scholes option valuation model (“Black-Scholes”). The Black-Scholes and Monte Carlo models incorporate assumptions as to stock price volatility, the expected life of options or restricted stock, a risk-free interest rate and dividend yield. The effect of forfeiture in compensation costs is recognized based on actual forfeitures when they occur.

Black-Scholes is affected by the stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables. These variables include the expected term of the option, expected risk-free interest rate, the expected volatility of common stock, and expected dividend yield; each of which is described below. The assumptions for expected term and expected volatility are the two assumptions that significantly affect the grant date fair value.

•	Expected Term: We calculate the expected term using the “simplified” method, which is the simple average of the vesting period and the contractual term.
•	Risk-free Interest Rate: The risk-free interest rate for periods within the expected term of the awards is based on the U.S. Treasury yield curve in effect at the time of the grant.
•
Expected Stock Price Volatility: We determined expected annual equity volatility based on the combination of the historical volatility of our common stock and the historical volatility of the common stock comparable to our common stock.

•	Dividend Yield: Because we have never paid a dividend and do not expect to begin doing so in the foreseeable future, we assume no dividend yield in valuing the stock-based awards.
•	Exercise Price: The exercise price is taken directly from the grant notice issued to employees and nonemployees.

Stock options granted to non-employees are accounted for based on their fair value on the measurement date using the Black-Scholes option-pricing model. For further information regarding our stock-based compensation and equity incentive plans, please refer to Note 2. Summary of Significant Accounting Policies, and Note 12. Stock-based Compensation, in the accompanying notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Warrant Liability

Outstanding warrants include Public Warrants which were issued as one-third of one redeemable warrant per unit during HighCape’s initial public offering on September 9, 2020, and Private Warrants sold to the Sponsor. The Public Warrants and Private Warrants meet the definition of a derivative and we recorded these warrants as long-term liabilities in the Consolidated Balance Sheets at fair value upon the Closing of the Business Combination, with subsequent changes in their respective fair values recognized in the Consolidated Statements of Operations and Comprehensive Loss at each reporting date.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method. Materials that may be utilized for either commercial or, alternatively, for research and development purposes, are classified as inventory. Amounts in inventory used for research and development purposes are charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes and, therefore, does not have an “alternative future use” as defined in authoritative guidance. During the year ended December 31, 2023, we identified $3.4 million of product that no longer had an alternative future use and therefore was included as part of research and development expense.

An assessment of the recoverability of capitalized inventory is performed during each reporting period and, if needed, we record a reserve for any excess and obsolete inventory to record inventory at its estimated net realizable value in the period it is identified. We also recorded an immaterial inventory excess and obsolescence reserve related to cost of revenue. There were no such reserves recorded against inventory for the years ended December 31, 2022 or 2021.

For further information regarding our significant accounting policies and estimates, please refer to Note 2. Summary of Significant Accounting Policies, in the accompanying notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

For a discussion of recently adopted accounting pronouncements and accounting pronouncements pending adoption, please refer to Note 2. Summary of Significant Accounting Policies, in the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations for the year ended December 31, 2023 as compared with the year ended December 31, 2022

The following table presents the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023 and 2023 (dollars in thousands):

	2023	2022	% Change
Revenue
Product	$1,031	$-	nm
Service	51	-	nm
Total revenue	1,082	-	nm

Cost of revenue	594	-	nm
Gross profit	488	-	nm
Operating expenses:
Research and development	67,025	72,062	(7.0)%
Selling, general and administrative	44,634	42,296	5.5%
Goodwill impairment	-	9,483	(100.0)%
Total operating expenses	111,659	123,841	(9.8)%
Loss from operations	(111,171)	(123,841)	(10.2)%
Dividend income	9,536	5,301	79.9%
Gain (loss) on marketable securities, net	5,587	(20,603)	(127.1)%
Change in fair value of warrant liabilities	(278)	6,243	(104.5)%
Other income, net	366	458	(20.1)%
Loss before provision for income taxes	(95,960)	(132,442)	(27.5)%
Provision for income taxes	-	-	nm
Net loss and comprehensive loss	$(95,960)	$(132,442)	(27.5)%

Revenue, Cost of Revenue and Gross Profit

Revenue is derived from sales of products and services. Product revenue is generated from the following sources: (i) sales of our Platinum® instrument, (ii) consumables, which consist of sales of our library, sequencing reagents and semiconductor chips, and (iii) freight revenue, which is recognized upon shipment. Service revenue is generated from service maintenance contracts including Platinum® Analysis Software access, and advanced training for instrument use.

Cost of revenue primarily consists of product and service costs including material costs, personnel costs and benefits, inbound and outbound freight, packaging, warranty replacement costs, royalty costs, facilities costs, depreciation and amortization expense, and inventory excess and obsolescence reserves.

Revenue, Cost of revenue and Gross profit for the years ended December 31, 2023 and 2022 are as follows (dollars in thousands):

	2023	2022	$ Change	% Change
Total revenue	$1,082	$-	$1,082	nm
Cost of revenue	594	-	594	nm
Gross profit	$488	$-	$488	nm
Gross profit margin	45.1%	-

We began a controlled launch of the Platinum® instrument and started to take orders in December 2022. We subsequently began limited commercial shipments of Platinum® in January 2023.

Total revenue recognized for the year ended December 31, 2023 was $1.1 million for the sale of Platinum® instruments, related reagent kits and service maintenance contracts. Cost of revenue recognized for the year ended December 31, 2023 was $0.6 million. Gross profit was $0.5 million for the year ended December 31, 2023. There was no such revenue or cost of revenue recognized, or gross profit for the year ended December 31, 2022.

Research and Development Expenses

Research and development expenses primarily consist of personnel costs and benefits, stock-based compensation, lab supplies, consulting and professional services, fabrication services, charges related to product without an alternative future use, facilities costs, software, and other outsourced expenses. Research and development expenses are recognized as incurred. Our research and development expenses are primarily related to developing new products and services.

Research and development expenses for the years ended December 31, 2023 and 2022 are as follows (dollars in thousands):

	2023	2022	$ Change	% Change
Research and development	$67,025	$72,062	$(5,037)	(7.0)%

Research and development expenses decreased by $5.0 million, or 7.0%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was primarily due to a $5.3 million decrease in fabrication and outsourced services, a $2.0 million decrease in payroll and payroll-related costs primarily driven by restructuring activities in 2023, and a $1.9 million decrease in collaboration costs. The decreases were also partially offset by a $3.4 million increase in reserves in related to product that no longer had an alternative future use, a $1.5 million increase in depreciation and amortization expense as well as other small fluctuations from 2022. During the fourth quarter of 2023 we secured critical parts required to transition our Platinum® contract manufacturing process to a new manufacturing partner. As part of this process, we were required to buy a minimum amount of parts from our former contracted manufacturer, resulting in $3.4 million of inventory without an alternative future use being included in the aforementioned inventory reserve.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel costs and benefits, stock-based compensation, patent and filing fees, consulting and professional services, legal and accounting services, facilities costs, depreciation and amortization expense, insurance and office expenses, product advertising and marketing.

Selling, general and administrative expenses for the years ended December 31, 2023 and 2022 are as follows (dollars in thousands):

	2023	2022	$ Change	% Change
Selling, general and administrative	$44,634	$42,296	$2,338	5.5%

Selling, general and administrative expenses increased by $2.3 million, or 5.5%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. This increase was primarily due to a $2.9 million increase in consulting costs, a $1.6 million increase in payroll and payroll-related costs and a $0.6 million increase in trade show costs. Payroll and payroll-related costs increased primarily due to increased headcount for anticipated ramp up of commercial sales and also severance related restructuring costs. These increases were partially offset by a $3.4 million decrease in other costs, primarily driven by a $1.6 million decrease in insurance costs from lower market premiums.

Goodwill Impairment

Goodwill impairment for the years ended December 31, 2023 and 2022 is as follows (dollars in thousands):

	2023	2022	$ Change	% Change
Goodwill impairment	$-	$9,483	$(9,483)	(100.0)%

Goodwill impairment decreased for the year ended December 31, 2023 compared to the year ended December 31, 2022. Goodwill was recorded as part of the Majelac Technologies LLC (“Majelac”) acquisition in 2021 and was fully impaired in the fourth quarter of 2022.

Dividend Income

Dividend income primarily consists of dividends earned on fixed income mutual funds classified as marketable securities.

Dividend income for the years ended December 31, 2023 and 2022 is as follows (dollars in thousands):

	2023	2022	$ Change	% Change
Dividend income	$9,536	$5,301	$4,235	79.9%

Dividend income increased by $4.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 as a result of higher dividends earned on invested balances in marketable securities.

Gain (Loss) on Marketable Securities, Net

Gain (loss) on marketable securities, net, for the years ended December 31, 2023 and 2022 is as follows (dollars in thousands):

	2023	2022	$ Change	% Change
Gain (loss) on marketable securities, net	$5,587	$(20,603)	$26,190	(127.1)%

Realized and unrealized gain (loss) on marketable securities, net, was a gain of $5.6 million for the year ended December 31, 2023 as compared to a loss of $20.6 million for the year ended December 31, 2022. The current year gains related to market adjustments of investments in marketable securities, primarily resulting from a decrease in interest rates during the year ended December 31, 2023 as compared to increases in interest rates during the year ended December 31, 2022. These gains were partially offset by an increase in marketable securities sold with associated realized losses during the year ended December 31, 2023 as compared to 2022.

Change in Fair Value of Warrant Liabilities

The warrant liabilities were recorded at fair value as part of the Business Combination. Change in fair value of warrant liabilities primarily consists of the change in the fair value of our Public Warrants and Private Warrants.

Change in warrant liabilities for the years ended December 31, 2023 and 2022 is as follows (dollars in thousands):

	2023	2022	$ Change	% Change
Change in fair value of warrant liabilities	$(278)	$6,243	$(6,521)	(104.5)%

The fair value of warrant liabilities decreased $6.5 million, or 104.5%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was primarily driven by the decrease in the underlying price of our Class A common stock experienced during the year ended December 31, 2023.

Other income, net

Other income, net, for the years ended December 31, 2023 and 2022 are as follows (dollars in thousands):

	2023	2022	$ Change	% Change
Other income, net	$366	$458	$(92)	(20.1)%

Other income, net, decreased by $0.1 million, or 20.1%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. For the year ended December 31, 2023, Other income, net, included a $0.4 million gain for the write off of contingent consideration related to the Majelac acquisition. For the year ended December 31, 2022, Other income, net, included a $0.5 million decrease in fair value related to the Majelac acquisition. For further details regarding the acquisition of Majelac, please refer to Note 4. Acquisition, in the accompanying notes to the Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-K.

Liquidity and Capital Resources

To date, we have financed our operations through the initial capital provided from the Business Combination. Going forward, we anticipate debt or equity offerings will be the primary source of funds to support our operating needs and capital expenditures until we reach scale of our commercial operations.

The following table presents a summary of our consolidated cash flows for operating, investing, and financing activities for the years ended December 31, 2023 and 2022, as well as the period ending cash and cash equivalents and working capital (in thousands):
	2023	2022
Net cash (used in) provided by:
Net cash used in operating activities	$(94,036)	$(90,560)
Net cash provided by investing activities	143,428	137,185
Net cash provided by financing activities	149	1,909
Net increase in cash and cash equivalents	$49,541	$48,534

Net cash used in operating activities

The net cash used in operating activities of $94.0 million for the year ended December 31, 2023 was primarily due to our net loss of $96.0 million, which primarily resulted from continued spend on research and development efforts and commercialization ramp up, stock-based compensation of $8.5 million, net cash outflows from changes in operating assets and liabilities of $6.6 million, realized and unrealized gain (loss) on marketable securities, net, of $5.6 million and depreciation and amortization of $4.2 million.

Net cash provided by investing activities

The net cash provided by investing activities of $143.4 million in the year ended December 31, 2023 was due primarily to sales of marketable securities of $272.5 million, partially offset by purchases of marketable securities of $123.8 million and purchases of property and equipment of $4.5 million. Of the property and equipment spend, approximately $4.1 million was utilized to expand our Branford, Connecticut facility with the remaining amount primarily utilized to fund research and development equipment.

Net cash provided by financing activities

The net cash provided by financing activities of $0.1 million in the year ended December 31, 2023 was due primarily to approximately $0.4 million of proceeds from the exercise of stock options. These proceeds were offset by approximately $0.2 million of deferred offering costs paid for the Shelf Registration Statement and the ATM Offering, both of which are defined and described below.

Liquidity Outlook

Since our inception, we have generated no revenue and have funded our operations primarily with proceeds from the issuance of equity to private investors. In addition, on June 10, 2021, we completed the Business Combination, and as a result we received proceeds of approximately $511.2 million on the day of the Closing. Our primary uses of liquidity have been operating expenses, capital expenditures and our acquisition of certain assets of Majelac. Cash flows from operations have been historically negative as we continue to invest in the development of our technology in NGPS. We expect to incur negative operating cash flows on an annual basis for the foreseeable future until such time that we can successfully reach commercial scale of our current products and products under development. However, we can provide no assurance our current products will reach commercial scale, or products under development will be successfully commercialized in the future.

We expect that our cash and cash equivalents and investments in marketable securities as of December 31, 2023, which includes the funds raised in connection with the Business Combination, will be sufficient to meet our liquidity, capital expenditure, and anticipated working capital requirements and fund our operations for at least the next 12 months. We expect to use the funds on hand to continue to invest in the commercial launch of our products, to further invest in research and development, for other operating expenses, business acquisitions and for working capital and general corporate purposes.

As of December 31, 2023, we had cash and cash equivalents and investments in marketable securities totaling $257.7 million. Our future capital requirements may vary from those currently planned and will depend on various factors including the pace and success of product commercialization.

We launched the Platinum® instrument and started to take orders in December 2022 and we began commercial shipments of Platinum® in January 2023. Our business will require an accelerated amount of spending to enhance the sales and marketing teams, continue to drive development, and build inventory. Other factors that could accelerate cash needs include: (i) delays in achieving scientific and technical milestones; (ii) unforeseen capital expenditures and fabrication costs related to manufacturing for commercialization; (iii) changes we may make in our business or commercialization strategy; (iv) costs of running a public company; (v) other items affecting our forecasted level of expenditures and use of cash resources including potential acquisitions; and (vi) increased product and service costs.

In August 2023, we filed a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which became effective on August 22, 2023, covering the offering of Class A common stock, preferred stock, debt securities, warrants, rights and units.

In August 2023, we also entered into an Equity Distribution Agreement (“EDA”) with an outside placement agent (the “Agent”), under which we may, from time to time, sell shares of our Class A common stock having an aggregate offering price of up to $75.0 million in “at-the-market” offerings through the Agent (the “ATM Offering”). The Shelf Registration Statement included a prospectus supplement covering the offering, issuance and sale of up to $75.0 million of our Class A common stock, from time to time, through the ATM Offering. The shares to be sold under the EDA may be issued and sold pursuant to the Shelf Registration Statement. The EDA also provides that the Agent will be entitled to compensation for its services in an amount up to 3.0% of the gross proceeds from the sales of shares sold through the Agent under the EDA. We have no obligation to sell any shares under the EDA and may at any time suspend solicitation and offers under the EDA. To date, we have not issued or sold any shares of our Class A common stock under the ATM Offering.

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

Related Party Transaction

For a description of our related party transactions, please refer to Note 17. Related Party Transactions, in the accompanying notes to the Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-K.

Capital Expenditures

During the year ended December 31, 2023, capital expenditures were $4.5 million. We forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We anticipate our future capital expenditures will be at approximately the same level as compared to the year ended December 31, 2023. We have funded and plan to continue funding these capital expenditures with cash and financing.

Contractual Obligations

We lease certain facilities and equipment under noncancelable lease agreements that expire at various dates through 2032. As of December 31, 2023, the future payments, before adjustments for tenant incentives, under leases was $31.1 million.

Licenses related to certain intellectual property

We license certain intellectual property, some of which may be utilized in our current or future product offerings. To preserve the right to use such intellectual property, there are minimum annual fixed royalty payments of approximately $0.1 million.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inflation risk

Inflation rates in the United States increased significantly during the year ended December 31, 2023. We believe inflation can and has had an impact on the underlying cost of our supplies and manufacturing components related to our business. To the extent our costs are impacted by general inflationary pressures, we may not be able to fully offset such higher costs through price increases or manufacturing efficiencies. Our inability or failure to do so could harm our business, financial condition, results of operations or cash flows.

Interest rate risk

As of December 31, 2023, our marketable securities are comprised primarily of investments in money market funds backed by U.S. government issued securities, U.S. treasury bills, and high-quality corporate commercial paper. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Based on the short-term nature of our holdings, future interest rate changes are not expected to have a material impact on our marketable securities.

Foreign currency risk

Presently, we operate our business primarily within the United States, with limited sales outside the United States. To date, we have executed the majority of our transactions in U.S. dollars. In the future, we anticipate expanding into Europe and other locations outside the United States. This expansion may include transacting business in currencies other than the U.S. Dollar. Despite this, we anticipate conducting limited activity outside the U.S. Dollar in the near term, and therefore foreign currency translation risk is not expected to have a material impact on our Consolidated Financial Statements. However, the growth of our operations, scope of transactions outside the United States, and the use of currencies other than the U.S. Dollar may grow in the future, at which point it is possible foreign current translation will have a material effect on our operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to managing our risk relating to fluctuations in currency rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm - Deloitte & Touche LLP (PCAOB ID: 34)	73
Consolidated Balance Sheets as of December 31, 2023 and 2022	75
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023, 2022 and 2021	76
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2023, 2022 and 2021	77
Consolidated Statements of Cash Flows for the years ended December 2023, 2022 and 2021	78
Notes to the Consolidated Financial Statements	79

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Quantum-Si Incorporated:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quantum-Si Incorporated and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition – Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

As more fully disclosed in Note 2 to the financial statements, the Company’s revenue is derived from sales of products and services. Product revenue is primarily generated from the sales of instruments and consumables used in protein sequencing and analysis, and service revenue is primarily generated from service maintenance contracts including access to analysis software and advanced training for instrument use. Revenue recognition for contracts with multiple deliverables is based on the separate satisfaction of each distinct performance obligation within the contract. The Company allocates transaction price to the performance obligations in a contract with a customer based on the relative standalone selling price of each performance obligation. The Company recognizes revenue when or as a customer obtains control of the promised goods and services.

During 2023, the Company reached its commercialization stage and began shipments of its products and provisioning of its services to its customers.

We identified the Company’s initial application of Revenue From Contracts With Customers (“ASC 606”) to its revenue arrangements as a critical audit matter, given the complexity involved with the identification of performance obligations and in the evaluation of whether the identified performance obligations were distinct. Auditing these conclusions involved especially subjective judgment and audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the application of ASC 606 to the Company’s revenue arrangements included the following, among others:

•	We evaluated the Company’s significant accounting policies related to revenue recognition for reasonableness.
•	For a selection of revenue arrangements, we obtained and read the underlying agreements between the Company and its customers.
•
With the assistance of professionals in our firm having expertise in the accounting treatment for revenue arrangements, we evaluated the Company’s assessment of the accounting treatment for such arrangements, including the identification of performance obligations and whether the identified performance obligations were distinct.

/s/ Deloitte & Touche LLP

New York, New York
February 29, 2024

We have served as the Company’s auditor since 2020.

QUANTUM-SI INCORPORATED
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and par value amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$133,860	$84,319
Marketable securities	123,876	266,990
Accounts receivable, net of allowance of $0 and $0, respectively	368	-
Inventory, net	3,945	-
Prepaid expenses and other current assets	4,261	6,873
Total current assets	266,310	358,182
Property and equipment, net	16,275	16,849
Internally developed software	532	-
Operating lease right-of-use assets	14,438	15,757
Other assets	695	697
Total assets	$298,250	$391,485
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,766	$3,903
Accrued payroll and payroll-related costs	4,943	5,548
Accrued contracted services	1,519	3,616
Accrued expenses and other current liabilities	1,815	1,270
Current portion of operating lease liabilities	1,566	1,369
Total current liabilities	11,609	15,706
Warrant liabilities	1,274	996
Operating lease liabilities	13,737	16,077
Other long-term liabilities	11	-
Total liabilities	26,631	32,779
Commitments and contingencies (Note 18)

Stockholders’ equity
Class A Common stock, $0.0001 par value; 600,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 121,832,417 and 120,006,757 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.	12	12
Class B Common stock, $0.0001 par value; 27,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 19,937,500 shares issued and outstanding as of December 31, 2023 and December 31, 2022.	2	2
Additional paid-in capital	767,239	758,366
Accumulated deficit	(495,634)	(399,674)
Total stockholders’ equity	271,619	358,706
Total liabilities and stockholders’ equity	$298,250	$391,485

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (in thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenue
Product	$1,031	$-	$-
Service	51	-	-
Total revenue	1,082	-	-

Cost of revenue	594	-	-

Gross profit	488	-	-
Operating expenses:
Research and development	67,025	72,062	46,575
Selling, general and administrative	44,634	42,296	50,333
Goodwill impairment	-	9,483	-
Total operating expenses	111,659	123,841	96,908
Loss from operations	(111,171)	(123,841)	(96,908)
Interest expense, net	-	-	(5)
Dividend income	9,536	5,301	2,549
Gain (loss) on marketable securities, net	5,587	(20,603)	(5,023)
Change in fair value of warrant liabilities	(278)	6,243	4,379
Other income, net	366	458	19
Loss before provision for income taxes	(95,960)	(132,442)	(94,989)
Provision for income taxes	-	-	-
Net loss and comprehensive loss	$(95,960)	$(132,442)	$(94,989)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.68)	$(0.95)	$(1.19)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	141,300	139,255	79,579

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
 (in thousands, except share amounts)

	Convertible preferred stock		Class A common stock		Class B common stock		Additional	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	(deficit) equity
Balance - January 1, 2021	90,789,268	$195,814	5,378,287	$1	-	$-	$12,517	$(172,243)	$(159,725)
Issuance of Series E convertible preferred stock, net of issuance costs	-	(4)	-	-	-	-	-	-	-
Common stock issued upon exercise of stock options and vesting of restricted stock units	-	-	2,935,595	-	-	-	5,618	-	5,618
Conversion of the convertible preferred stock into Class A and Class B common stock	(90,789,268)	(195,810)	52,466,941	5	19,937,500	2	195,803	-	195,810
Net equity infusion from the Business Combination	-	-	56,708,872	6	-	-	501,164	-	501,170
Majelac Technologies LLC Acquisition	-	-	535,715	-	-	-	4,232	-	4,232
Stock-based compensation	-	-	-	-	-	-	24,918	-	24,918
Net loss	-	-	-	-	-	-	-	(94,989)	(94,989)
Balance - December 31, 2021	-	-	118,025,410	12	19,937,500	2	744,252	(267,232)	477,034
Common stock issued upon exercise of stock options and vesting of restricted stock units	-	-	1,921,824	-	-	-	2,757	-	2,757
Majelac Technologies LLC Acquisition	-	-	59,523	-	-	-	151	-	151
Stock-based compensation	-	-	-	-	-	-	11,206	-	11,206
Net loss	-	-	-	-	-	-	-	(132,442)	(132,442)
Balance - December 31, 2022	-	-	120,006,757	12	19,937,500	2	758,366	(399,674)	358,706
Common stock issued upon exercise of stock options and vesting of restricted stock units	-	-	1,825,660	-	-	-	357	-	357
Stock-based compensation	-	-	-	-	-	-	8,516	-	8,516
Net loss	-	-	-	-	-	-	-	(95,960)	(95,960)
Balance - December 31, 2023	-	$-	121,832,417	$12	19,937,500	$2	$767,239	$(495,634)	$271,619

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(95,960)	$(132,442)	$(94,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,156	2,584	1,041
Non-cash lease expense	1,402	1,249	415
(Gain) loss on marketable securities, net	(5,587)	20,603	5,023
Loss on disposal of fixed assets	136	91	70
Goodwill impairment	-	9,483	-
Change in fair value of warrant liabilities	278	(6,243)	(4,379)
Change in fair value of contingent consideration	(400)	176	36
Change in fair value of stock consideration	-	(320)	-
Stock-based compensation	8,516	11,206	24,918
Changes in operating assets and liabilities:
Accounts receivable, net	(368)	-	-
Inventory, net	(3,096)	-	-
Prepaid expenses and other current assets	2,159	(1,005)	(4,893)
Operating lease right-of-use assets	(83)	(10,033)	(7,388)
Other assets	2	(7)	(690)
Other assets - related party	-	-	738
Accounts payable	(1,220)	721	709
Accrued expenses and other current liabilities	(1,835)	4,009	4,498
Other long-term liabilities	7	-	-
Operating lease liabilities	(2,143)	9,368	8,078
Net cash used in operating activities	(94,036)	(90,560)	(66,813)
Cash flows from investing activities:
Purchases of property and equipment	(4,510)	(10,741)	(5,763)
Internally developed software - capitalized costs	(763)	-	-
Purchases of marketable securities	(123,809)	(834)	(440,542)
Sales of marketable securities	272,510	148,760	-
Business acquisition	-	-	(4,632)
Net cash provided by (used in) investing activities	143,428	137,185	(450,937)
Cash flows from financing activities:
Proceeds from exercise of stock options	357	2,757	5,618
Deferred offering costs	(208)	-	-
Net proceeds from equity infusion from the Business Combination	-	-	512,788
Payment of notes payable	-	-	(1,749)
Stock issuance costs for Series E convertible preferred stock	-	-	(4)
Payment of contingent consideration - business acquisition	-	(348)	-
Payment of deferred consideration - business acquisition	-	(500)	-
Principal payments under finance lease obligations	-	-	(28)
Net cash provided by financing activities	149	1,909	516,625
Net increase (decrease) in cash and cash equivalents	49,541	48,534	(1,125)
Cash and cash equivalents at beginning of period	84,319	35,785	36,910
Cash and cash equivalents at end of period	$133,860	$84,319	$35,785

Supplemental disclosure of cash flow information:
Cash received from exchange of research and development tax credits	$1,523	$-	$173
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchased but not paid	$302	$1,260	$1,385
Deferred offering costs payable	$105	$-	$-
Forgiveness of related party promissory notes	$-	$-	$150
Noncash equity issuance - business acquisition	$-	$151	$4,232
Noncash equity related warrants from the Business Combination	$-	$-	$11,618
Conversion of the convertible preferred stock into Class A and Class B common stock	$-	$-	$195,810
Noncash contingent consideration and holdbacks - business acquisition	$-	$-	$1,552

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

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

Pursuant to the terms of the Business Combination Agreement, a business combination between HighCape was affected through the merger of Merger Sub with and into Legacy Quantum-Si, with Legacy Quantum-Si surviving as the surviving company and a wholly owned subsidiary of HighCape (the “Merger” and collectively with the other transaction described in the Business Combination Agreement, the “Business Combination”). Effective as of the Closing, HighCape changed its name to Quantum-Si Incorporated (the parent company) and Legacy Quantum-Si changed its name to Q-SI Operations Inc. (a wholly-owned subsidiary of Quantum-Si Incorporated). The financial information prior to the Business Combination represents the financial results and condition of Legacy Quantum-Si.

The Company is an innovative life sciences company with the mission of transforming single-molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell. The Company has developed a proprietary universal single-molecule detection platform that the Company is first applying to proteomics to enable Next-Generation Protein SequencingTM (“NGPS”), the ability to sequence proteins in a massively parallel fashion (rather than sequentially, one at a time), and can be used for the study of nucleic acids. The Company’s platform is currently comprised of the Platinum® NGPS instrument, the Platinum Analysis Software service, and reagent kits and semiconductor chips for use with its instruments.

Although the Company has incurred recurring losses each year since its inception, the Company expects its cash and cash equivalents, and marketable securities will be able to fund its operations for at least the next twelve months.

Note 2. Summary of Significant Accounting Policies

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

The Company has not incurred any significant impairment losses in the carrying values of the Company’s assets as a result of the COVID-19 pandemic and is not aware of any specific related event or circumstance that would require the Company to revise its estimates reflected in its Consolidated Financial Statements. The Company will continue to evaluate the impact of the COVID-19 pandemic on its industry and the Company and has concluded that while it is possible that the virus could have a future negative effect on the Company’s financial position, results of operations and cash flows in its Consolidated Financial Statements, the specific future impact is not readily determinable as of the date of the filing of this Annual Report on Form 10-K. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Other Global Developments

Throughout 2022 and 2023, various central banks around the world, including the Federal Reserve in the United States, raised interest rates. While these rate increases have not had a significant adverse impact on the Company to date, the impact of such rate increases on the overall financial markets and the economy may adversely impact the Company in the future. In addition, the global economy has experienced and is continuing to experience high levels of inflation and global supply chain disruptions. The Company continues to monitor these supply chain, inflation and interest rate factors, as well as the uncertainty resulting from the overall economic environment.

Although the Company was not significantly impacted by the conflicts in Ukraine or Israel and Gaza, the Company has experienced some constraints in product and material availability and increasing costs required to obtain some materials and supplies as a result of these conflicts on the global economy. To date, the business has not been materially impacted by the conflicts, however, as the conflicts continue or worsen, it may impact the business, financial condition, results of operations and cash flows.

Concentration of Business Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and marketable securities. As of December 31, 2023, the Company’s marketable securities consist of mutual funds, U.S. Treasury securities and commercial paper. As of December 31, 2022, substantially all of the Company’s marketable securities were invested in fixed income mutual funds at one financial institution. For further information regarding realized losses related to marketable securities please refer to Note 5. Investments in Marketable Securities. The Company also maintains balances in certain operating accounts above federally insured limits and, as a result, the Company is exposed to credit risk in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation.

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

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions about future events that affect the amounts recorded in its Consolidated Financial Statements and accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates and assumptions. Significant estimates and assumptions include:

●	valuation allowances with respect to deferred tax assets;

●	inventory valuation;

●	valuation of excess and obsolete inventory reserves;

●	valuation for acquisitions;

●	valuation of goodwill;

●	assumptions used for leases;

●	valuation of warrant liabilities;

●	assumptions associated with revenue recognition; and

●	assumptions underlying the fair value used in the calculation of the stock-based compensation.

The Company bases these estimates on historical and anticipated results and trends and on various other assumptions the Company believes are reasonable under the circumstances, including assumptions as to future events. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates, and any such differences may be material to the Consolidated Financial Statements.

Foreign Currency Translation and Transactions

For the Company’s international operations, the local currency has been determined to be the functional currency. The results of its non-U.S. dollar-based operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transaction. The translational effects of revaluing non-functional currency assets and liabilities were immaterial for the years ended December 31, 2023, 2022 and 2021.

The Company realizes foreign currency gains/(losses) in the normal course of business based on movement in the applicable exchange rates. These transactional gains/(losses) are included as a component of Other expense, net, in the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021, there was no material effect of foreign currency translation and transactions on the Company’s Consolidated Financial Statements.

Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less are cash equivalents. As of December 31, 2023 and 2022, cash and cash equivalents consist principally of cash and short-term money market accounts, U.S. Treasury securities and commercial paper.

Accounts Receivable, Net

Accounts receivable, net are stated at the amount the Company expects to collect from customers based on their outstanding invoices. The Company reviews accounts receivable regularly to determine if any receivable may not be collectible. The Company estimates the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to its estimated net realizable value by analyzing the status of significant past due receivables and current and historical bad debt trends. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and ceases collection efforts. The Company did not write off any accounts receivable balances during the years ended December 31, 2023 and 2022.

Marketable Securities

The Company considers all of its investments in marketable securities as available for use in current operations and therefore classifies these securities within current assets in the Consolidated Balance Sheets.

As of December 31, 2023, the Company’s marketable securities were classified as available-for-sale securities. Available-for-sale marketable securities are carried at fair value, with the unrealized holding gains and losses, net of income taxes, reflected in accumulated other comprehensive (loss)/income until realized. Unrealized gains and losses related to the available-for-sale securities were immaterial for the year ended December 31, 2023. There were no such unrealized gains and losses for the years ended December 31, 2022 and 2021. Regardless of the intent to sell a security, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are recorded when the Company does not expect to receive cash flows sufficient to recover the amortized cost basis of a security. For the purposes of computing realized and unrealized gains and losses, cost and fair value are determined on a specific identification basis.

As of December 31, 2022, the Company’s investments in marketable securities were classified as trading securities and consisted of ownership interests in fixed income mutual funds. The trading securities are stated at fair value, as determined by quoted market prices. As the securities have readily determinable fair value, unrealized gains and losses are recorded as Other expense, net, in the Consolidated Statements of Operations and Comprehensive Loss. Subsequent gains or losses realized upon redemption or sale of these securities are also recorded as Other expense, net, in the Consolidated Statements of Operations and Comprehensive Loss.

Dividends on marketable securities are recognized as income when declared and are recorded as Dividend income in the Consolidated Statements of Operations and Comprehensive Loss.

Inventory, Net

Inventory is stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method. Materials that may be utilized for either commercial or, alternatively, for research and development purposes, are classified as inventory. Amounts in inventory used for research and development purposes are charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes and, therefore, does not have an “alternative future use” as defined in authoritative guidance.

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and, if needed, records an excess and obsolete reserve against inventory to its estimated net realizable value in the period it is identified. For further discussion related to inventory, please refer to Note 7. Inventory, Net.

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

Estimated useful lives of property and equipment are as follows:

Property and equipment, net	Estimated useful life
Laboratory and production equipment	3-5 years
Computer equipment	3-5 years
Software	3 years
Furniture and fixtures	7 years

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

Capitalized Software Development Costs

The Company capitalizes certain internal use software development costs related to its SaaS platform incurred during the application development stage when management with the relevant authority authorizes and commits to the funding of the project, it is probable the project will be completed, and the software will be used as intended. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditure will result in additional functionality. Costs related to preliminary project activities and to post-implementation activities are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, which is generally two years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of the assets. Capitalized costs are recorded as Internally developed software in the Consolidated Balance Sheets. Amortization expense related to internally developed software was $0.2 million for the year ended December 31, 2023. There was no internally developed software or related amortization expense recorded for the years ended December 2022 or 2021.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when the Company determines a triggering event has occurred. When a triggering event has occurred, each impairment test is based on a comparison of the future expected undiscounted cash flows to the recorded value of the asset. If the recorded value of the asset is less than the undiscounted cash flows, the asset is written down to its estimated fair value. No impairments were recorded for the years ended December 31, 2023, 2022, and 2021.

Leases

The Company’s leases generally do not have a readily determinable implicit discount rate. As such, the Company uses an incremental borrowing rate based on the information available at the lease commencement date to determine the present value of the lease payments. The Company’s incremental borrowing rate is the estimated rate that would be required to pay for a collateralized borrowing equal to the total lease payment over the lease term. The Company measures right-of-use (“ROU”) assets based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred and (iii) tenant incentives under the lease. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term for operating leases. Finance leases will result in a front-loaded expense pattern. With respect to finance leases, amortization of the ROU asset is presented separately from interest expense related to the finance lease liability. In addition, the Company does not have significant residual value guarantees or restrictive covenants in the lease portfolio.

Certain of the Company’s lease agreements contain tenant improvement incentives and allowances, rent holidays, or rent escalation clauses. For tenant improvement incentives, if the incentive is determined to be a leasehold improvement owned by the lessee and the Company is reasonably certain to use the incentive, the Company generally records the incentive as a reduction to the fixed lease payments liability as a reduction to lease cost. Reimbursable construction costs incurred are recorded as leasehold improvements and are amortized over the term of the lease. The Company records rental expense related to rent holidays and rent escalation clauses on a straight-line basis over the term of the lease. The Company uses the date of initial possession as the commencement date for lease incentives, which is generally when the Company is given right of access to the space and begins to make improvements in preparation for intended use.

Upon inception, leases are evaluated and classified as operating or finance for financial reporting purposes. Operating leases that are short term in nature and have month-to-month payment terms are expensed as incurred in Research and development expenses or in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. The Company’s lease agreements contain variable lease costs for common area maintenance, utilities, taxes and insurance, which are expensed as incurred.

Goodwill

The Company reviews goodwill for possible impairment annually during the fourth quarter as of October 1, or whenever events or circumstances indicate the carrying amount may not be recoverable.

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

Majelac Technologies LLC (“Majelac”) was fully integrated into the Company after the acquisition. As a result, the Company operates as a single reporting unit. Accordingly, all of the goodwill is associated with the entire Company. The Company performed its annual goodwill impairment test during the fourth quarter of 2022 quantitatively evaluating its reporting unit. The Company determined the fair value of its reporting unit using a combination of the income and market approaches.  The Company placed a 100% weighting on the market approach method, as the results of the income approach were not representative of the fair value of the Company.  The determination of fair value using a market approach requires management to make significant assumptions related to the determination of an appropriate group of peer companies, and market revenue multiples from within the selected group of peer companies.  As of October 1, 2022, the carrying value of the net asset of the Company’s reporting unit exceeded its enterprise wide fair value and the Company recognized a goodwill impairment charge, fully impairing goodwill of $9.5 million in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2022.  There was no impairment of goodwill recorded for the years ended December 31, 2023 or 2021.

Warrant Liabilities

The Company’s outstanding warrants include publicly traded warrants (the “Public Warrants”) which were issued as one-third of one redeemable warrant per unit issued during HighCape’s initial public offering on September 9, 2020, and warrants sold in a private placement (the “Private Warrants”) to HighCape’s sponsor, HighCape Capital Acquisition LLC (the “Sponsor”). The Public Warrants and Private Warrants meet the definition of a derivative and the Company recorded these warrants as long-term liabilities in the Consolidated Balance Sheets at fair value upon the Closing of the Business Combination, with subsequent changes in their respective fair values recognized in the Consolidated Statements of Operations and Comprehensive Loss at each reporting date. For further discussion related to the Public Warrants and Private Warrants, please refer to Note 14. Warrant Liabilities.

Warranty

The Company provides a free one-year assurance-type warranty to customers with the initial purchase of a Platinum® instrument. The cost of the warranty is accrued upon the initial sale of an instrument in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Convertible Preferred Stock

The Company classified the Series A, Series B, Series C, Series D, and Series E Convertible Preferred Stock (“Convertible Preferred Stock”) as mezzanine equity. The Convertible Preferred Stock was recorded outside of stockholders’ equity (deficit) because the Convertible Preferred Stock included a redemption provision upon a change of control, which was deemed a liquidation event that was considered outside the Company’s control. The Convertible Preferred Stock was recorded at their original issue price, net of issuance costs. Subsequent adjustments to increase or decrease the carrying values to their respective liquidation prices were made when the change of control occurred in June 2021.

Revenue Recognition

The Company’s revenue is derived from sales of products and services. Product revenue is primarily generated from the sales of instruments and consumables used in protein sequencing and analysis. Service revenue is primarily generated from service maintenance contracts including access to analysis software and advanced training for instrument use. The Company recognizes revenue when or as a customer obtains control of the promised goods and services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for these goods and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue as the performance obligations have been satisfied. The Company has made the accounting policy election allowed for under ASC 606-10-32-2A to exclude all sales taxes from transaction price. Revenue recognition for contracts with multiple deliverables is based on the separate satisfaction of each distinct performance obligation within the contract. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company allocates transaction price to the performance obligations in a contract with a customer based on the relative standalone selling price of each performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information and specific factors such as competitive positioning, internal costs, profit objectives, and internally approved pricing guidelines related to the performance obligation.

The Company considers performance obligation for sales of products satisfied upon shipment of the goods to the customer in accordance with the shipping terms (either upon shipment or delivery), which is when control of the product is deemed to be transferred; this includes instruments and consumables. Customers generally do not have a right to return products, except for defective or damaged products during the warranty period or unless prior written consent is provided. In instances where right of payment or transfer of title is contingent upon the customer’s acceptance of the product, revenue is deferred until all acceptance criteria have been met. Revenues for service maintenance contracts, which start after the first year of purchase and are considered as service type warranties that effectively extend the standard first-year service coverage at the customer’s option are recognized ratably over the contract service period as these services are performed evenly over time. Revenues for advanced training is recognized at a point in time upon satisfaction of the underlying performance obligation. The Company typically provides a standard one-year warranty which covers defects in materials, workmanship and manufacturing or performance conditions under normal use and service. The first year of the warranty of the products is considered an assurance-type warranty and is recorded as Cost of revenue within the Consolidated Statements of Operations and Comprehensive Loss. The Company has determined the standard first-year warranty is not a distinct performance obligation.

The Company disaggregates revenue from contracts with customers by type of revenue. The Company believes product revenue and service revenue aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Total revenue generated from domestic and international sales was $0.8 million and $0.3 million, respectively, for the year ended December 31, 2023. There was no revenue generated from domestic or international sales for the year ended December 31, 2022.

Deferred Revenue

Deferred revenue primarily consists of billings and payments received in advance of revenue recognition from service maintenance contracts including software subscription and advanced training, and is reduced as the revenue recognition criteria are met. Deferred revenue also includes advanced training provided to customers until the service has been performed. Deferred revenue that will be recognized as revenue within the succeeding 12-month period is recorded as current and is included within Accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets. The portion of deferred revenue where revenue is expected to be recognized beyond 12 months from the reporting date is recorded as non-current deferred revenue and is included in Other long-term liabilities in the Company’s Consolidated Balance Sheets.

As of December 31, 2023, the Company had deferred revenue of $0.1 million included within Accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets. As of December 31, 2023, amounts included within Other long-term liabilities in the Company’s Consolidated Balance Sheets were immaterial. The Company expects to recognize approximately 80% of its remaining performance obligations as revenue for the year ending December 31, 2024.

Deferred revenue included in the Consolidated Balance Sheets as of December 31, 2022 was immaterial and was recognized as revenue in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2023.

Shipping and Handling Costs

Shipping and handling costs associated with outbound freight after control of a product has transferred to a customer are accounted for as fulfillment costs and are included in Cost of revenue in the Consolidated Statements of Operations and Comprehensive Loss. Shipping and handling costs billed to customers are considered part of the transaction price and are recognized as revenue with the underlying product sales.

Research and Development

Research and development expenses primarily consist of personnel costs and benefits, stock-based compensation, lab supplies, consulting and professional services, fabrication services, facilities costs, software, and other outsourced expenses. Research and development expenses are expensed as incurred and are primarily related to the development of new products and services.

Selling, General and Administrative

Selling, general and administrative expenses primarily consist of personnel costs and benefits, stock-based compensation, patent and filing fees, consulting and professional services, legal and accounting services, facilities costs, depreciation and amortization expense, insurance and office expenses, product advertising and marketing. Advertising costs are expensed as incurred. Advertising expenses were $0.4 million for the year ended December 31, 2023. Advertising expenses were immaterial for the year ended December 31, 2022. There were no advertising expenses for the year ended December 31, 2021.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of shares of common stock of the Company outstanding during the period, without consideration of potentially dilutive securities.

Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares plus the common equivalent shares of the period, including any dilutive effect from such shares. The Company’s diluted net loss per share is the same as basic net loss per share for all periods presented, since the effect of potentially dilutive securities is anti-dilutive. For further discussion, please refer to Note 13. Net Loss Per Share.

Stock-Based Compensation

Stock-based compensation expense for stock option grants with only service conditions is recognized on a straight-line basis over the requisite service period of the individual grants, which is generally the vesting period, based on the estimated grant date fair values. Stock-based compensation expense for stock option grants subject to non-financing event performance conditions on an accelerated basis is recognized as though each vesting portion of the award was, in substance, a separate award.

Prior to the Business Combination, the fair value of the shares of common stock underlying stock options had historically been determined by the Board, with input from management and contemporaneous third-party valuations, as there was no public market for the common stock. Given the absence of a public trading market for the Company’s common stock, the Board exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of the Company’s common stock at each option grant date.

After the completion of the Business Combination, the Company measures compensation expense for stock-based awards to employees, non-employees and directors based upon the awards’ initial grant-date fair values. Stock-based compensation expense for stock options, restricted stock units and performance awards is recorded over the requisite service period. For awards with only a service condition, the Company expenses stock-based compensation using the straight-line method over the requisite service period for the entire award. For awards with a market condition, the Company expenses the grant date fair value at the target over the vesting period regardless of the value the award recipients ultimately receive. The fair value of restricted stock without a market condition is estimated using the current market price of the Company’s common stock on the date of grant. The fair value of stock option grants with a market condition is estimated at the date of grant using the Monte Carlo simulation model (“Monte Carlo”). The fair values of stock option grants are estimated as of the date of grant by applying the Black-Scholes option valuation model (“Black-Scholes”). The Black-Scholes and Monte Carlo models incorporate assumptions as to stock price volatility, the expected life of options or restricted stock, a risk-free interest rate and dividend yield. The effect of forfeiture in compensation costs is recognized based on actual forfeitures when they occur.

Black-Scholes is affected by the stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables. These variables include the expected term of the option, expected risk-free interest rate, the expected volatility of common stock, and expected dividend yield; each of which is described below. The assumptions for expected term and expected volatility are the two assumptions that significantly affect the grant date fair value.

●	Expected Term: The expected term using the “simplified” method, which is the simple average of the vesting period and the contractual term.

●	Risk-free Interest Rate: The risk-free interest rate for periods within the expected term of the awards is based on the U.S. Treasury yield curve in effect at the time of the grant.

●
Expected Stock Price Volatility: The Company determined expected annual equity volatility based on the combination of the historical volatility of its common stock and the historical volatility of the common stock comparable to the Company’s common stock.

●	Dividend Yield: Because the Company has never paid a dividend and does not expect to begin doing so in the foreseeable future, we assume no dividend yield in valuing the stock-based awards.

●	Exercise Price: The exercise price is taken directly from the grant notice issued to employees and nonemployees.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more likely than not some or all of the net deferred tax assets will not be realized.

The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not-to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves or unrecognized tax benefits that are considered appropriate, as well as the related net interest and penalties, as applicable. As of December 31, 2023 and 2022, the Company had gross unrecognized tax benefits of approximately $1.4 million and $0 million, respectively. The Company did not accrue interest or penalties associated with any uncertain tax positions, and no interest or penalties were recognized during the years ended December 31, 2023, 2022 and 2021.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands income tax disclosure requirements to include additional information related to the rate reconciliation of effective tax rates to statutory rates, as well as additional disaggregation of taxes paid in both U.S. and foreign jurisdictions. The amendments in ASU 2023-09 also remove disclosures related to certain unrecognized tax benefits and deferred taxes. The amendments are effective for fiscal years beginning after December 31, 2024. The amendments may be applied prospectively or retrospectively. The Company is currently evaluating the effect ASU 2023-09 may have on its Consolidated Financial Statements.

Note 3. Business Combination

As discussed in Note 1. Organization and Description of Business, on June 10, 2021, the Company consummated the Business Combination, with Legacy Quantum-Si surviving the Merger as a wholly owned subsidiary of the Company.

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

Note 4. Acquisition

Majelac Technologies LLC

Pursuant to the terms and conditions of an Asset Purchase Agreement by and among the Company, Majelac Technologies LLC (“Majelac”), and certain other parties, on November 5, 2021 (the “Majelac Closing Date”), the Company acquired certain assets and assumed certain liabilities of Majelac, a privately-owned company providing semiconductor chip assembly and packaging capabilities located in Pennsylvania. The acquisition brought semiconductor chip assembly and packaging capabilities in-house to secure the Company’s supply chain and support its commercialization efforts. Prior to the acquisition, Majelac was a vendor of the Company.

The total purchase price of $10.4 million consists of $4.6 million in cash and 535,715 shares of Class A common stock, valued at $4.2 million, issued to Majelac at the close of the acquisition; approximately $0.5 million additional cash paid six months after the Majelac Closing Date; additional 59,523 shares of Class A common stock valued at $0.5 million were issued to Majelac 12 months after the Majelac Closing Date; additional milestone-based consideration of up to $0.8 million, which was fair valued at $0.5 million at the Majelac Closing Date. On May 4, 2022, the Company paid Majelac $0.4 million (fair value of $0.3 million at the Majelac Closing Date) for the first of two milestones that was met.

Of the total purchase price for the acquisition of $10.4 million, $9.5 million was attributable to goodwill. During the fourth quarter ended December 31, 2022, the Company concluded the goodwill from the Majelac acquisition was fully impaired and recorded a charge of $9.5 million in the Consolidated Statements of Operations and Comprehensive Loss.

During the second quarter of 2023, the Company determined the estimated fair value of the contingent consideration was de minimis as the probability of the second milestone being met by November 1, 2023 was remote. There was no subsequent change in the third or fourth quarter of 2023. As a result, the Company recorded a gain of $0.4 million during the year ended December 31, 2023 in Other income, net, in the Consolidated Statements of Operations and Comprehensive Loss.

Note 5. Investments in Marketable Securities

For the years ended December 31, 2022 and 2021, the Company’s investments in marketable securities were determined to be trading securities and were comprised of fixed income mutual funds, reported at fair value, with gains or losses resulting from changes in fair value recognized within net income in the Consolidated Statements of Operations and Comprehensive Loss. In the fourth quarter of 2023, these trading securities were sold. The Company reinvested the funds received from the sale in marketable securities deemed to be available-for-sale securities. Gross unrealized gains or losses resulting from changes in available-for-sale securities for the year ended December 31, 2023 were deemed immaterial.

Dividend income from marketable securities, realized and unrealized gain (loss) on marketable securities, net, related to the Company’s trading securities for the year ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	2023	2022	2021
Dividend income from marketable securities	$9,536	$5,301	$2,549
Gain (loss) on marketable securities, net	$5,587	$(20,603)	$(5,023)

The following is a summary of the Company’s available-for-sale securities recorded within Marketable securities in the Consolidated Balance Sheets as of December 31, 2023 (in thousands):

	December 31, 2023
	Amortized Costs	Gross Realized Gains	Gross Unrealized Gains	Fair Value
Short-term marketable securities:
U.S. Treasury securities	$82,625	$-	$15	$82,640
Commercial paper	41,229	-	7	41,236
Total	$123,854	$-	$22	$123,876

As of December 31, 2023, the fair values of the Company’s available-for-sale securities included within Marketable securities in the Consolidated Balance Sheets, by remaining contractual maturity, are as follows (in thousands):

	December 31, 2023
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Short-term marketable securities:
U.S. Treasury securities	$82,640	$-	$-	$82,640
Commercial paper	41,236	-	-	41,236
Total	$123,876	$-	$-	$123,876

Note 6. Fair Value of Financial Instruments

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

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The Company utilizes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

●	Level 1: Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

●
Level 2:  Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

●	Level 3: Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying value of cash and cash equivalents, accounts payable and accrued expenses and other current liabilities approximates their fair values due to the short-term or on demand nature of these instruments. At December 31, 2023, the Company’s investment portfolio included available-for-sale securities which were comprised of money market funds, U.S. treasury bills and commercial paper. At December 31, 2022, the Company’s investment portfolio included trading securities, which were comprised of fixed income mutual funds and money market funds. The majority of the Company’s cash equivalents and short-term investments consist of instruments classified as Level 1. However, the Company has commercial paper that is classified as Level 2 due to the fact that the fair value for these instruments is determined utilizing observable inputs in similar assets or identical assets in non-active markets. There were no transfers between fair value measurement levels during the years ended December 31, 2023 and 2022.

Warrants are recorded as Warrant liabilities in the Consolidated Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented as Change in fair value of warrant liabilities in the Consolidated Statements of Operations and Comprehensive Loss.

The Public Warrants and Private Warrants were carried at fair value as of December 31, 2023 and 2022. The Public Warrants were valued using Level 1 inputs as they are traded in an active market. The Private Warrants were valued using a binomial lattice model, which results in a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Warrants was the expected volatility of the Company’s Class A common stock. The expected volatility was based on consideration of the implied volatility from the Company’s own public warrant pricing and on the historical volatility observed at guideline public companies. As of December 31, 2023, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 92.1%, (ii) risk-free interest rate of 4.10%, (iii) strike price of $11.50, (iv) fair value of common stock of $2.01, and (v) expected life of 2.4 years. As of December 31, 2022, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 75.1%, (ii) risk-free interest rate of 4.10%, (iii) strike price of $11.50, (iv) fair value of common stock of $1.83, and (v) expected life of 3.4 years.

The following tables set forth the Company’s fair value hierarchy for assets and liabilities measured at fair value as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$50,226	$-	$-	$50,226
U.S. Treasury securities	59,654	-	-	59,654
Commercial paper	-	19,436	-	19,436
Marketable securities:
U.S. Treasury securities	82,640	-	-	82,640
Commercial paper	-	41,236	-	41,236
Total assets at fair value on a recurring basis	$192,520	$60,672	$-	$253,192

Liabilities:
Public Warrants	$1,227	$-	$-	$1,227
Private Warrants	-	-	47	47
Total liabilities at fair value on a recurring basis	$1,227	$-	$47	$1,274

	December 31, 2022
Financial Assets:
Cash equivalents:
Money market funds	$83,079	$-	$-	$83,079
Marketable securities	266,990	-	-	266,990
Total assets at fair value on a recurring basis	$350,069	$-	$-	$350,069

Liabilities:
Public Warrants	$958	$-	$-	$958
Private Warrants	-	-	38	38
Total liabilities at fair value on a recurring basis	$958	$-	$38	$996

Note 7. Inventory, Net

Inventory, net, consists of the following as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Raw materials	$1,608	$-
Work in progress	779	-
Finished goods	1,558	-
Total inventory, net	$3,945	$-

During the fourth quarter of 2023 the Company secured critical parts required to transition its Platinum® contract manufacturing process to a new manufacturing partner. As part of this process, the Company was required to buy a minimum amount of parts from the former contracted manufacturer, resulting in excess inventory. During the year ended December 31, 2023, the Company recorded  a $3.4 million reserve against inventory in Research and development expenses in the Consolidated Statements of Operations and Comprehensive Loss related to product that was considered to not have an alternative future use. Additionally, immaterial inventory reserves were included in Cost of revenue in the Consolidated Statements of Operations and Comprehensive Loss. There were no such reserves recorded against inventory for the years ended December 31, 2022 or 2021.

Note 8. Property and Equipment, Net

Property and equipment, net, consists of the following as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Laboratory and production equipment	$14,727	$14,031
Computer equipment	1,707	1,073
Software	188	188
Furniture and fixtures	310	218
Leasehold improvements	6,948	1,308
Construction in process	2,438	6,234
Subtotal	26,318	23,052
Less: Accumulated depreciation and amortization	(10,043)	(6,203)
Property and equipment, net	$16,275	$16,849

For the years ended December 31, 2023, 2022 and 2021, depreciation and amortization expense was $4.2 million, $2.6 million and $1.0 million, respectively. The Company had losses on disposals of $0.1 million relating to property and equipment of $0.3 million with accumulated depreciation and amortization of $0.2 million for the years ended December 31, 2023 and 2022. For the year ended December 31, 2021 the Company had losses on disposals of $0.1 million relating to property and equipment of $0.5 million with accumulated depreciation and amortization of $0.4 million.

Note 9. Leases

Lease-related costs for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Operating lease cost	$3,478	$3,182
Variable lease cost	1,678	1,370
Total lease cost	$5,156	$4,552

As of December 31, 2023, the maturities of the operating lease liabilities and a reconciliation to the present value of lease liabilities were as follows (in thousands):

Remaining Lease Payments
2024	$4,436
2025	4,527
2026	4,585
2027	4,549
2028	2,975
Thereafter	10,053
Total remaining undiscounted lease payments	$31,125
Less: Imputed interest	(6,718)
Less: Lease incentives (1)	(9,104)
Total operating lease liabilities	15,303
Less: current portion	(1,566)
Long-term operating lease liabilities	$13,737
Weighted-average remaining lease term (in years)	6.4
Weighted-average discount rate	7.9%

(1)	Includes lease incentives that may be realized in 2024 for the costs of leasehold improvements.

The following table provides certain cash flow and supplemental cash flow information related to the Company’s lease liabilities for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Operating cash paid to settle operating lease liabilities	$4,298	$2,390
Right-of-use assets obtained in exchange for lease liabilities	$83	$10,033

In December 2021, the Company signed a 10-year lease for approximately 67,000 square feet of space in New Haven, Connecticut.  The lease commenced on January 8, 2022 with rent payments beginning on July 7, 2022. Under the lease, the landlord agreed to reimburse the Company for up to $9.1 million in improvements to the space, to be used for such improvements as the Company deems “necessary or desirable”. On September 13, 2022, the Company filed a lawsuit against the landlord, alleging that the landlord has: (i) refused to reimburse the Company for costs related to improvements already incurred and submitted; (ii) delayed the Company’s completion of improvements, in order to avoid reimbursing the costs of those improvements; and (iii) improperly rejected the Company’s proposed improvement plans. The Company accounted for these lease incentives as an offset to the lease liability recorded at the inception of the lease. Although the Company believes it is contractually entitled to the $9.1 million of lease incentives, based on the current status of the litigation, the Company cannot determine the likely outcome or estimate the impact on such carrying values.

As of December 31, 2023 and 2022, the Company has incurred and recognized total leasehold improvements of approximately $1.6 million and $1.1 million, respectively, related to reimbursable construction costs included in construction in progress within Property and equipment, net, in the Consolidated Balance Sheets.

Note 10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Restructuring costs	$519	$-
Business acquisition costs and contingencies	-	343
Legal fees	979	839
Royalties	123	-
Other	194	88
Total accrued expenses and other current liabilities	$1,815	$1,270

Note 11. Equity Transactions

At-the-market Equity Offering Program

In August 2023, the Company filed a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which became effective on August 22, 2023, covering the offering of Class A common stock, preferred stock, debt securities, warrants, rights and units.

In August 2023, the Company also entered into an Equity Distribution Agreement (“EDA”) with an outside placement agent (the “Agent”), under which the Company may, from time to time, sell shares of the Company’s Class A common stock having an aggregate offering price of up to $75.0 million in “at-the-market” offerings through the Agent (the “ATM Offering”). The Shelf Registration Statement included a prospectus supplement covering the offering, issuance and sale of up to $75.0 million of the Company’s Class A common stock, from time to time, through the ATM Offering. The shares to be sold under the EDA may be issued and sold pursuant to the Shelf Registration Statement. The EDA also provides that the Agent will be entitled to compensation for its services in an amount up to 3.0% of the gross proceeds from the sales of shares sold through the Agent under the EDA. The Company has no obligation to sell any shares under the EDA and may at any time suspend solicitation and offers under the EDA. To date, the Company has not issued or sold any shares of the Company’s Class A common stock under the ATM Offering.

Class A Common stock

As of December 31, 2023 and 2022, the Company had authorized 600,000,000 shares of Class A common stock at $0.0001 par value per share, of which a total of 121,832,417 and 120,006,757 shares were outstanding, respectively.

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

Class B Common stock

As of December 31, 2023 and 2022, the Company had authorized 27,000,000 shares of Class B common stock at $0.0001 par value per share, of which a total of 19,937,500 shares were outstanding for both years.

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

Preferred Stock

As of December 31, 2023 and 2022, the Company had authorized 1,000,000 shares of preferred stock at $0.0001 par value per share. There were no preferred shares outstanding for both years.

Preferred stock may be issued from time to time in one or more series. Any shares of preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law.

Note 12. Stock-based Compensation

Equity Incentive Plan

The Company’s 2013 Employee, Director and Consultant Equity Incentive Plan, as amended on March 12, 2021 (the “2013 Plan”), was originally adopted by its Board of Directors and stockholders in September 2013. In connection with the Closing of the Business Combination, the Company adjusted the equity awards as described in Note 3. Business Combination. The adjustments to the awards did not result in incremental expense as the equitable adjustments were made pursuant to a preexisting nondiscretionary antidilution provision in the 2013 Plan, and the fair value, vesting conditions, and classification were the same immediately before and after the modification. In connection with the Business Combination, HighCape’s stockholders approved and adopted the Quantum-Si Incorporated 2021 Equity Incentive Plan (the “2021 Plan”) and the Company no longer makes issuances under the 2013 Plan. The 2021 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2021 Plan. As of December 31, 2023 and 2022, there were 13,932,697 and 9,133,702 shares, respectively, available for future grant under the 2021 Plan.

Inducement Equity Incentives

On May 8, 2023, the Company adopted the 2023 Inducement Equity Incentive Plan (the “2023 Inducement Plan”) to reserve 3,000,000 shares of its Class A common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the 2023 Inducement Plan are substantially similar to those of the 2021 Plan.

As of December 31, 2023, there were 60,250 shares remaining available for issuance under the 2023 Inducement Plan.

On November 9, 2022, the Company granted inducement awards to its Chief Executive Officer consisting of 2,780,000 performance-based stock options to purchase Class A common stock pursuant to Nasdaq Rule 5635(c)(4). These awards were not granted pursuant to the 2013 Plan or the 2021 Plan.

Stock options

Stock-based compensation related to stock options for the years ended December 31, 2023, 2022 and 2021 was $7.1 million, $7.3 million and $6.1 million, respectively.

During the year ended December 31, 2023, the Company granted an aggregate of 10,138,730 stock option awards to participants, with vesting subject to the participant’s continued employment with the Company through the applicable vesting dates and, in specific instances, certain market conditions. These stock option awards included 2,000,000 stock options granted to the Chief Financial Officer which are subject to service and/or certain market conditions. The stock option awards granted to the Chief Financial Officer include 1,000,000 stock options issued from the 2021 Plan and 1,000,000 inducement stock options issued from the 2023 Inducement Plan which are subject to a service condition and certain market conditions. The service condition requires the Chief Financial Officer’s continued employment with the Company through the applicable vesting dates. The market conditions require the Company’s Class A common stock trade above a specified level for a defined period of time. The fair value of awards with market conditions was estimated at the grant date using the Monte Carlo simulation model.

During the year ended December 31, 2022, the Company granted 14,271,330 stock option awards to participants with vesting subject to the participant’s continued employment with the Company through the applicable vesting dates and, in specific instances, certain market conditions. These stock option awards included 6,950,000 stock options granted to the Chief Executive Officer which are subject to service and/or certain market conditions and 2,000,000 stock options granted to the prior President and Chief Operating Officer, of which 1,708,334 were forfeited on August 31, 2023 upon the termination of his employment with the Company. The stock options granted to the Chief Executive Officer include 4,170,000 stock options issued from the 2021 Plan and 2,780,000 inducement stock options granted outside of 2021 Plan. The service condition requires the participant’s continued employment with the Company through the applicable vesting dates. The market conditions require the Company’s Class A common stock trade above a specified level for a defined period of time. The fair value of awards with market conditions was estimated at the grant date using the Monte Carlo simulation model.

During the year ended December 31, 2021, the Company granted 3,514,510 stock option awards subject to service and/or certain performance conditions. The service condition required the participant’s continued employment with the Company through the applicable vesting date. The performance condition required the consummation of a contemplated business combination as defined in the option award agreement. For stock options with performance conditions, stock-based compensation expense was only to be recognized if the performance conditions become probable to be satisfied. Accordingly, the Company recorded stock-based compensation expense of $3.1 million for options awards for the year ended December 31, 2021 as the Business Combination was consummated during this time period. There was no such stock-based compensation expense for the years ended December 31, 2023 and 2022.

During the year ended December 31, 2019 the Company granted approximately 205,000 stock option awards subject to a single performance-based condition, the completion of a financing event related to the Business Combination as defined in the stock option award agreement. For the year ended December 31, 2021, the Company recorded stock-based compensation expense of $0.5 million for these stock option awards as the Business Combination was consummated during this time period and the performance-based condition was met. There was no such stock-based compensation expense for the years ended December 31, 2023 and 2022.

The Company estimates and records the compensation cost associated with the grants described above with an offsetting entry to paid-in capital. The Company utilized the Black-Scholes option pricing model for determining the estimated fair value for service or performance-based stock-based awards. The Black-Scholes option pricing model requires the use of subjective assumptions which determine the fair value of stock-based awards. The assumptions used to value option grants to employees and nonemployees for the years ended December 31, 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Expected term (in years)	5.0 – 6.2	5.5 – 6.4	5.5 – 6.3
Risk-free interest rate	3.4% – 4.4%	1.7% – 4.2%	0.9% – 1.4%
Expected volatility	62% - 64%	58% - 64%	54% - 70%
Expected dividend yield	-	-	-
Weighted average fair value/share at grant date	$1.01	$1.51	$5.25

A summary of the stock option activity is presented in the table below:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	7,369,541	$2.37	6.77	$4,094
Granted	3,514,510	8.89
Exercised	(2,661,252)	2.11
Forfeited	(495,827)	6.84
Outstanding at December 31, 2021	7,726,972	$5.14	7.58	$24,511
Granted	14,271,330	3.04
Exercised	(1,123,249)	2.45
Forfeited	(1,447,298)	5.43
Outstanding at December 31, 2022	19,427,755	$3.69	8.68	$378
Granted	10,138,730	1.79
Exercised	(140,559)	2.55
Forfeited	(6,914,026)	3.86
Outstanding at December 31, 2023	22,511,900	$2.79	8.22	$3,194
Exercisable at December 31, 2023	6,799,386	$3.73	6.45	$406
Vested and expected to vest at December 31, 2023	18,629,173	$2.87	8.06	$2,505

The Company received cash proceeds from the exercise of stock options of $0.4 million, $2.8 million and $5.6 million during the years ended December 31, 2023, 2022 and 2021, respectively. The total intrinsic value (the amount by which the stock price exceeds the exercise price of the option on the date of exercise) of the stock options exercised during the years ended December 31, 2023, 2022 and 2021, was $0.1 million, $1.9 million and $17.2 million, respectively.

Restricted stock units

During the year ended December 31, 2023, the Company granted 786,938 restricted stock unit (“RSU”) awards.

On February 8, 2022, John Stark, the Company’s former Chief Executive Officer and member of its board of directors, stepped down from all of his positions with the Company. As a result of Mr. Stark not meeting the service conditions of certain awards previously granted to him, 1,731,371 RSU awards were forfeited, resulting in a reversal of stock-based compensation for the year ended December 31, 2022 of $4.7 million.

During the year ended December 31, 2021, the Company granted 4,861,315 RSU awards subject to service, performance and/or market conditions. These awards include 1,703,460 and 170,346 RSU awards to the Company’s former Chief Executive Officer and General Counsel, respectively, subject to service and performance conditions, 1,800,000 RSU awards to the Interim Chief Executive Officer and Executive Chairman of the Company and two members of the board of directors subject to service and/or performance conditions, and 453,777 RSU awards to the Company’s former Chief Executive Officer subject to service, market and performance conditions. The service condition requires the participant’s continued employment with the Company through the applicable vesting date, and the performance condition requires the consummation of a contemplated business combination or financing transaction defined in the award agreement. The market condition requires the Company’s Class A common stock subsequent to a business combination trades above a specified level for a defined period of time, or that a subsequent financing transaction meets defined pricing thresholds and that the Company’s common stock subsequent to a business combination trades above a specified level for a defined period of time. For RSU awards with performance conditions, stock-based compensation expense is only recognized if the performance conditions become probable to be satisfied. As the performance condition is a business combination or financing transaction, the performance condition would only become probable once a business combination or financing transaction was consummated. Accordingly, the Company recorded stock-based compensation expense of $18.6 million for the year ended December 31, 2021 related to these RSU awards as the Business Combination was consummated during this time period.

Stock-based compensation related to RSU awards for the years ended December 31, 2023, 2022 and 2021 was $1.4 million, $3.9 million and $18.9 million, respectively.

The number of shares and weighted average grant date fair values of restricted non-vested common stock at the beginning and end of 2023, 2022 and 2021, as well as restricted stock units granted, vested, and forfeited during the year were as follows:

	Number of Shares Underlying RSUs	Weighted Average Grant-Date Fair Value (per share)
Nonvested RSUs at December 31, 2020	-	$-
Granted	4,861,315	8.03
Vested	(274,343)	8.53
Forfeited	-	-
Nonvested RSUs at December 31, 2021	4,586,972	$8.00
Granted	66,666	3.00
Vested	(798,575)	8.24
Forfeited	(1,836,614)	7.26
Nonvested RSUs at December 31, 2022	2,018,449	$8.41
Granted	786,938	1.67
Vested	(1,685,101)	8.55
Forfeited	(273,117)	5.89
Nonvested RSUs at December 31, 2023	847,169	$2.68

Stock-based compensation is allocated to Research and development and Selling, general and administrative operating expenses in the Consolidated Statements of Operations and Comprehensive Loss. Stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	2023	2022	2021
Research and development	$2,961	$4,548	$5,718
Selling, general and administrative	5,555	6,658	19,200
Total stock-based compensation	$8,516	$11,206	$24,918

No related tax benefits of the stock-based compensation expense have been recognized and no related tax benefits have been realized from the exercise of stock options due to the Company’s net operating loss carryforwards.

As of December 31, 2023 total unrecognized stock-based compensation related to stock options and restricted stock was $17.3 million, which is expected to be recognized over the remaining weighted average vesting period of 3.1 years.

Note 13. Net Loss Per Share

The Company presents both basic earnings per share (“EPS”) and diluted EPS. Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by giving effect to all common share equivalents to the extent they are dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all common share equivalents would have been anti-dilutive.

The following table presents the calculations for the years ended December 31, 2023, 2022 and 2021 of basic and diluted net loss per share for the Company’s common stock (in thousands, except per share amounts):

	2023	2022	2021
Numerator
Net loss	$(95,960)	$(132,442)	$(94,989)
Numerator for basic and diluted EPS - loss attributable to common stockholders	$(95,960)	$(132,442)	$(94,989)
Denominator
Common stock	141,300	139,255	79,579
Denominator for basic and diluted EPS - weighted-average common stock	141,300	139,255	79,579
Basic and diluted net loss per share	$(0.68)	$(0.95)	$(1.19)

The basic net loss per share calculation excludes preferred stock as it did not participate in net losses of the Company. Additionally, net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive.

The following potential dilutive shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Outstanding options to purchase common stock	22,511,900	19,427,755	7,726,972
Outstanding restricted stock units	847,169	2,018,449	4,586,972
Outstanding warrants	3,968,319	3,968,319	3,968,319
	27,327,388	25,414,523	16,282,263

Note 14. Warrant Liabilities

Public Warrants

As of December 31, 2023 and 2022, there was an aggregate of 3,833,319 outstanding Public Warrants which entitle the holder to acquire Class A common stock. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment as discussed below, beginning on September 9, 2021. The warrants will expire on June 10, 2026 or earlier upon redemption or liquidation.

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

If the Company calls the Public Warrants for redemption for $0.01 as described above, the Company’s Board of Directors may elect to require any holder that wishes to exercise his, her or its Public Warrants to do so on a “cashless basis.” If the Company’s Board of Directors makes such election, all holders of Public Warrants would pay the exercise price by surrendering their warrants for the number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” over the exercise price of the warrants by (y) the “fair market value”. For purposes of the redemption provisions of the warrants, the “fair market value” means the average last reported sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

The Public Warrants do not meet the criteria to be classified in stockholders’ equity as the exercise of the warrants may be settled in cash upon the occurrence of a tender offer or exchange offer in which the maker of the tender offer or exchange offer, upon completion of the tender offer or exchange offer, beneficially owns more than 50% of the outstanding shares of the Company’s Class A common stock, even if it would not result in a change of control of the Company. This provision precludes the Public Warrants from being classified in equity and thus they are classified as long-term liabilities in the Consolidated Balance Sheets.

Private Warrants

There were 135,000 Private Warrants outstanding as of December 31, 2023 and 2022. The Private Warrants are identical to the Public Warrants, except that so long as they are held by the Sponsor or any of its permitted transferees, (i) the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or saleable until 30 days after the completion of the Business Combination, (ii) the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and (iii) the Private Warrants are not subject to the Company’s redemption option at the price of $0.01 per warrant. The Private Warrants are subject to the Company’s redemption option at the price of $0.01 per warrant, provided the other conditions of such redemption are met, as described above. If the Private Warrants are held by a holder other than the Sponsor or any of its permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants.

The Private Warrants do not meet the criteria to be classified in stockholders’ equity as the terms of the warrants provide for potential changes to the settlement amounts depending upon the characteristics of the warrant holder, and, because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares. This provision precludes the Private Warrants from being classified in equity and thus they are classified as long-term liabilities in the Consolidated Balance Sheets.

The fair value of warrant liabilities was $1.3 million and $1.0 million as of December 31, 2023 and 2022, respectively. The Company recognized a loss of $0.3 million for the year ended December 31, 2023 and a gain of $6.2 million and $4.4 million for the years ended December 31, 2022 and 2021, respectively, as a Change in fair value of warrant liabilities in the Consolidated Statements of Operations and Comprehensive Loss. There were no exercises or redemptions of the Public Warrants or Private Warrants during the years ended December 31, 2023, 2022 or 2021.

For further details regarding the warrant liabilities, please refer to Note 6. Fair Value of Financial Instruments.

Note 15. Restructuring

The Company committed to organizational restructurings during the first and third quarters of 2023, designed to decrease its costs and create a more streamlined organization to support its business. As of December 31, 2023, the Company has recorded a restructuring liability of $0.5 million, which is included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

The Company’s restructuring costs, primarily for cash severance and other severance costs, are allocated to the following operating expense categories as follows (in thousands):

	Research and Development	Selling, general and administrative	Total
Balance as of December 31, 2022	$-	$-	$-
Restructuring charges incurred(1)	3,083	1,421	4,504
Cash payments and other adjustments(1)	(2,570)	(1,415)	(3,985)
Balance as of December 31, 2023	$513	$6	$519
Current liabilities			$519
Long-term liabilities			-
Total liabilities as of December 31, 2023			$519

(1)	Restructuring charges incurred and Cash payments and other adjustments include non-cash charges related to stock-based compensation expenses.

The Company expects to incur additional restructuring charges of approximately $0.1 million. The Company estimates these additional restructuring charges to be primarily comprised of cash severance and other severance costs. The Company’s restructuring activities are expected to be complete in the first quarter of 2024.

Note 16. Income Taxes

The components of loss before provision for income taxes for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	2023	2022	2021
U.S. loss before provision for income taxes	$(95,977)	$(132,442)	$(94,989)
Foreign income before provision for income taxes	17	-	-
Loss before provision for income taxes	$(95,960)	$(132,442)	$(94,989)

For purposes of reconciling the Company’s provision for income taxes at the statutory rate and the Company’s provision (benefit) for income taxes at the effective rate, a notional 21% tax rate was applied as follows:

	2023	2022	2021
Federal income tax at statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	7.81	4.10	7.0
Uncertain tax positions	(1.45)	-	-
Tax credits generated in current year	0.68	1.90	2.8
Return to provision adjustments	(3.25)	-	-
Stock-based compensation	(3.17)	(0.50)	1.6
Other	(0.10)	0.90	0.6
Valuation allowance change	(21.52)	(27.40)	(33.0)
Total	0.0%	0.0%	0.0%

The difference between the statutory federal income tax rate in 2023, 2022 and 2021 is primarily attributable to the effect of losses sustained which required a valuation allowance.

The provision for income taxes for the years ended December 31, 2023, 2022 and 2021 consists of the following (in thousands):

	2023	2022	2021
Current:
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	-
Total current	-	-	-
Deferred:
Federal	-	-	-
State	-	-	-
Foreign	-	-	-
Total deferred	-	-	-
Income tax provision	$-	$-	$-

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 related to the following (in thousands):

	2023	2022
Deferred income tax assets:
Net operating loss carryforwards	$89,525	$77,008
Tax credit carryforwards	9,855	13,358
Stock-based compensation	4,528	7,309
Operating lease liabilities	3,385	4,344
Loss on marketable securities	2,195	5,724
Capitalized research and development	30,878	12,005
Other	2,938	3,925
Total deferred income tax assets	$143,304	$123,673

Deferred income tax liabilities:
Operating lease right-of-use assets	$(215)	$(4,258)
Property and equipment	(3,558)	(381)
Total deferred income tax liabilities	(3,773)	(4,639)
Valuation allowance	(139,531)	(119,034)
Net deferred tax assets (liabilities)	$-	$-

A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation, at December 31, 2023 and 2022, a valuation allowance of $139.5 million and $119.0 million, respectively, has been recorded.

As of December 31, 2023, the Company has accumulated federal and state net operating loss (“NOL”) carryforwards of $336.8 million and $322.6 million, respectively. Of the $336.8 million of federal NOL carryforwards, $65.5 million was generated before January 1, 2018 and is subject to the 20-year carryover period (“pre-Tax Act losses”). The remaining $271.3 million can be carried forward indefinitely but is subject to the 80% taxable income limitation. Of the $322.6 million of state NOL carryforwards, $16.2 million can be carried forward indefinitely. The pre-Tax Act U.S. federal and state NOL carryforwards will expire in varying amounts through 2043.

In addition, the Company also has federal and Connecticut research and development credit carryforwards totaling $8.1 million and $3.8 million, respectively. The federal credits begin to expire in 2033 unless previously utilized, while the state credits do not expire.

Pursuant to Sections 382 and 383 of the Internal Revenue Code (“IRC”), annual use of the Company’s NOL and credit carryforwards may be limited in the event a cumulative change of ownership of more than 50% occurs within a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock, which on its own or combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change.

Upon the occurrence of an ownership change under Section 382 as outlined above, utilization of the Company’s NOL and research and development credit carryforwards are subject to an annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, which could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization. The Company has completed an analysis through December 31, 2023 and no such ownership change has occurred however an ownership change may occur in the future.

The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of related appeals or litigation processes if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcome of examinations by tax authorities in determining the adequacy of its provision for income taxes.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits as of December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Beginning balance	$-	$-	$-
Increases related to prior year tax positions	1,310	-	-
Increases related to current year tax positions	69	-	-
Ending balance	$1,379	$-	$-

As of December 31, 2023, the Company had gross unrecognized tax benefits of $1.4 million, which would affect the effective tax rate if recognized subject to valuation allowance. The Company does not anticipate any significant changes in its unrecognized tax benefits over the next 12 months. The Company’s policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. The Company has no accrual of interest or penalties on its balance sheets as of December 31, 2023 and has not recognized interest and/or penalties in its Statements of Operations and Comprehensive Income for the year ended December 31, 2023.

The Company is subject to taxation in the United States, various states and France. The Company has not been notified that it is under audit by the Internal Revenue Service or any state or foreign taxing authorities, however, due to the presence of NOL carryforwards, all of the income tax years remain open for examination in each of these jurisdictions.

Additionally, as a result of legislation in the state of Connecticut, companies have the opportunity to exchange certain research and development tax credit carryforwards for a cash payment of 65% of the research and development tax credit. The research and development expenses that qualify for Connecticut credits are limited to those costs incurred within Connecticut. The Company has elected to participate in the exchange program and, as a result, has recognized net benefits of $0.2 million, $0.2 million and $0.9 million for the years ended December 31, 2023, 2022 and 2021, respectively, which are included in Research and development in the Consolidated Statements of Operations and Comprehensive Loss. As of each of the years ended December 31, 2023 and 2022, the Company has recorded $0.2 million of the research and development tax credit receivables in Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets. As of December 31, 2023, all refunds for years prior to 2023 have been received by the company, making the receivable amount $0.2 million as of December 31, 2023.

Note 17. Related Party Transactions

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

The Company incurred expenses of $0.5 million, $0.6 million and $2.0 million, which included $0.1 million, $0.2 million and $0.1 million under month-to-month sublease arrangements for office and laboratory spaces from 4C, during the years ended December 31, 2023, 2022 and 2021, respectively. These amounts are included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. The amounts advanced and due to 4C included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets as of December 31, 2022 related to operating expenses were $0.1 million. There were no amounts advanced and due to 4C as of December 31, 2023. Amounts advanced and due from 4C included in Prepaid expenses and other current assets in the Consolidated Balance Sheets as of December 31, 2023 and 2022 were immaterial.

The ARTSA also provided for the participant companies to provide other services to each other. The Company also had transactions with other entities under common ownership, which included payments made to third parties on behalf of the Company and payments made by the Company to third parties on behalf of the other entities. There were no amounts remaining payable to the Company or from the Company as of December 31, 2023 and 2022.

On September 20, 2021, the Company entered into a Binders Collaboration (the “Collaboration”) with Protein Evolution, Inc. (“PEI”) to develop technology and methods in the field of nanobodies and potentially other binders to produce novel biological reagents and related data. The Collaboration was made pursuant to and governed by the Technology and Services Exchange Agreement, effective as of June 10, 2021, by and among the Company and the participants named therein, including PEI. Dr. Rothberg serves as Chairman of the Board of Directors of PEI and the Rothberg family are controlling stockholders of PEI. Effective March 31, 2022, the Collaboration with PEI was terminated, and the Company recorded a final payment of $1.1 million under the Collaboration for all services rendered included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. There were no such amounts recorded for the years ended December 31, 2023 and 2021.

Effective October 1, 2022, the Company entered into a Protein Engineering Collaboration (the “New Collaboration”) with PEI to develop technology and methods in the field of nanobodies and potentially other binders to produce novel biological reagents and related data. The New Collaboration was made pursuant to and governed by the Technology and Services Exchange Agreement, effective as of June 10, 2021, by and among the Company and the participants named therein, including PEI. Dr. Rothberg serves as Chairman of the Board of Directors of PEI and the Rothberg family are controlling stockholders of PEI. As of December 31, 2023, the amount due from PEI to the Company related to the New Collaboration was $0.3 million. As of December 31, 2022, the amount due to the Company was immaterial.

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

Dr. Rothberg also receives fees as the Chairman of the Company’s Board of Directors, as a member of the Board and a member of the Nominating and Corporate Governance Committee. In connection with these services, the Company paid $0.1 million, $0.4 million and $0.1 million to Dr. Rothberg for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts are included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. Dr. Rothberg did not receive any additional compensation for serving as the Company’s Interim Chief Executive Officer in 2022.

Note 18. Commitments and Contingencies

Commitments

Licenses related to certain intellectual property:

The Company licenses certain intellectual property, some of which may be utilized in its current or future product offerings. To preserve the right to use such intellectual property, the Company is required to make annual minimum fixed payments totaling approximately $0.1 million as well as royalties based on net sales if the royalties exceed annual minimum fixed payments. As of December 31, 2023, the Company recorded $0.1 million related to royalties in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. There were no such amounts in Accrued expenses and other current liabilities in the Consolidated Balance Sheets as of December 31, 2022.

Other commitments:

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the years ended December 31, 2023 and 2022.

Contingencies

The Company is subject to claims in the ordinary course of business. Except as discussed below, the Company is not currently a party to any pending or threatened litigation, the outcome of which would be expected to have a material adverse effect on its financial condition, results of operations, or cash flows. The Company accrues contingent liabilities to the extent the liability is probable and estimable.

In October 2023, a former contract manufacturer of the Company filed a complaint in the state of Texas alleging breach of contract and made claims for economic damage and attorney costs. In January 2024 the suit was withdrawn and refiled in the state of Minnesota alleging similar claims. Although it is not possible to determine the potential financial exposure associated with the alleged claim at this time given its early stage, the Company believes it has a meritorious defense and intend to vigorously defend against all claims asserted in the complaint.

The Company enters into agreements that contain indemnification provisions with other parties in the ordinary course of business, including business partners, investors, contractors, and the Company’s officers, directors and certain employees. The Company has agreed to indemnify and defend the indemnified party claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in any particular case. To date, losses recorded in the Consolidated Statements of Operations and Comprehensive Loss in connection with the indemnification provisions have not been material.

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

Disclosure controls and procedures are controls and other procedures designed to ensure information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of its evaluation, management concluded our internal control over financial reporting was effective as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm because we are a “non-accelerated filer,” and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are accelerated filers, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

We began commercial shipments of the Platinum® protein sequencing instrument in the first quarter of 2023. We implemented additional controls over the processes associated with the commercial launch of Platinum®, which primarily include revenue recognition and inventory. There were no additional changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Director Resignation

On February 26, 2024, Michael Mina, M.D., Ph.D. delivered his resignation as a member of the Board, effective immediately. Dr. Mina’s decision to resign was for personal reasons and was not a result of any disagreement with the Company’s operations, policies or practices.

10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2023, none of our officers or directors adopted, modified or terminated any such trading arrangements.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the headings “Management and Corporate Governance” and “Code of Conduct and Ethics” in our proxy statement for the 2024 annual meeting of stockholders (the “2024 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the heading “Executive Compensation” in our 2024 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2024 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the headings “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in our 2024 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2024 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(i) Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

The following Consolidated Financial Statements of the Company and the Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, are included in Part II, Item 8 of this Annual Report on Form 10-K:

1. Report of Independent Registered Public Accounting Firm - Deloitte & Touche LLP

2. Consolidated Balance Sheets as of December 31, 2023 and 2022

3. Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023, 2022 and 2021

4. Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2023, 2022 and 2021

5. Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021

6. Notes to the Consolidated Financial Statements

(ii) Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

(iii) Exhibits.

The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits filed with the SEC:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
2.1†
Business Combination Agreement, dated as of February 18, 2021, by and among Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.), Clay Merger Sub, Inc., and Q-SI Operations Inc. (formerly Quantum-Si Incorporated)
			Form 8-K (Exhibit 2.1)	2/18/2021	001-39486
3.1	Second Amended and Restated Certificate of Incorporation of Quantum-Si Incorporated, as amended.		Form 10-Q (Exhibit 3.1)	8/7/2023	001-39486
3.2	Amended and Restated Bylaws of Quantum-Si Incorporated		Form 10-K (Exhibit 3.2)	3/1/2021	001-39486
4.1	Description of Securities	X
4.2	Specimen Class A Common Stock Certificate		Form S-4/A (Exhibit 4.1)	5/11/2021	333-253691
4.3	Warrant Agreement, dated as of September 3, 2020, by and between Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.) and Continental Stock Transfer & Trust Company		Form 8-K (Exhibit 4.1)	9/9/2020	001-39486

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
		Form 8-K (Exhibit 10.4)	2/18/2021	001-39486
10.6+	Advisory Agreement, dated as of November 1, 2022, by and between Quantum-Si Incorporated and Jonathan M. Rothberg, Ph.D.	Form 10-K (Exhibit 10.6)	3/17/2023	001-39486
10.7+	Offer Letter of Employment, dated as of October 2, 2022, by and between Quantum-Si Incorporated and Jeffrey Hawkins	Form 8-K (Exhibit 10.1)	10/4/2022	001-39486
10.8+	Offer Letter of Employment, dated as of April 27, 2023, by and between Quantum-Si Incorporated and Jeffry Keyes	Form 8-K (Exhibit 10.1)	5/2/2023	001-39486
10.9+	Offer Letter of Employment, dated as of December 8, 2022, by and between Quantum-Si Incorporated and Grace Johnston	Form 10-K (Exhibit 10.9)	3/17/2023	001-39486
10.10+
Offer Letter of Employment, dated as of November 4, 2020, by and between Q-SI Operations Inc. (formerly Quantum-Si Incorporated) and Christian LaPointe, Ph.D., as supplemented by the Letter Agreement, dated as of February 16, 2021, by and between Q-SI Operations Inc. and Christian LaPointe, Ph.D.
		Form 10-K (Exhibit 10.12)	3/1/2022	001-39486

10.11	Technology and Services Exchange Agreement, dated as of February 17, 2021, by and among Q-SI Operations Inc. (formerly Quantum-Si Incorporated) and the participants named therein		Form 10-Q (Exhibit 10.1)	11/15/2021	001-39486
10.12	Protein Engineering Collaboration Agreement, dated as of March 13, 2023, by and between Quantum-Si Incorporated and Protein Evolution, Inc.		Form 10-K (Exhibit 10.14)	3/17/2023	001-39486
10.13.1+	Quantum-Si Incorporated 2021 Equity Incentive Plan		Form 8-K (Exhibit 10.13.1)	6/15/2021	001-39486
10.13.2+	Form of Stock Option Agreement under 2021 Equity Incentive Plan		Form 8-K (Exhibit 10.13.2)	6/15/2021	001-39486
10.13.3+	Form of Restricted Stock Unit Agreement under 2021 Equity Incentive Plan	X
10.14.1+	Q-SI Operations Inc. 2013 Employee, Director and Consultant Equity Incentive Plan, as amended		Form 8-K (Exhibit 10.14.1)	6/15/2021	001-39486
10.14.2+	Form of Stock Option Agreement under 2013 Employee, Director and Consultant Equity Incentive Plan, as amended		Form 8-K (Exhibit 10.14.2)	6/15/2021	001-39486
10.14.3+	Form of Restricted Stock Unit Agreement under 2013 Employee, Director and Consultant Equity Incentive Plan, as amended		Form 8-K (Exhibit 10.14.3)	6/15/2021	001-39486
10.15+	Form of Performance-Based Non-Qualified Stock Option Agreement		Form S-8 (Exhibit 99.1)	11/10/2022	333-268301
10.16+	Nonemployee Director Compensation Policy	X
10.17	Form of Indemnification Agreement		Form 8-K (Exhibit 10.16)	6/15/2021	001-39486
10.18	Amended and Restated Registration Rights Agreement, dated as of June 10, 2021, by and among Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.) and certain of its securityholders		Form 8-K (Exhibit 10.17)	6/15/2021	001-39486
10.19	Lease Agreement between Quantum-Si Incorporated and BP3-SD5 5510 Morehouse Drive LLC, dated June 18, 2021		Form 8-K (Exhibit 10.1)	6/24/2021	001-39486
10.20	Lease Agreement between Quantum-Si Incorporated and Winchester Office LLC, dated December 28, 2021		Form 8-K (Exhibit 10.1)	1/24/2022	001-39486
10.21+	Quantum-Si Incorporated Executive Severance Plan		Form 8-K (Exhibit 10.1)	7/6/2021	001-39486
10.22+	2023 Inducement Equity Incentive Plan		Form S-8 (Exhibit 99.1)	7/20/2023	333-273350

10.22.1+	Form of Stock Option Agreement under the 2023 Inducement Equity Incentive Plan		Form S-8 (Exhibit 99.2)	7/20/2023	333-273350
10.24	Equity Distribution Agreement, dated as of August 11, 2023, by and between Quantum-Si Incorporated and Evercore Group L.L.C.		Form S-3 (Exhibit 1.2)	8/11/2023	333-272934
21.1	List of Subsidiaries		Form 10-K (Exhibit 21.1)	3/17/2023	001-39486
23.1	Consent of Deloitte & Touche LLP	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97	Clawback Policy, effective as of August 3, 2023	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

QUANTUM-SI INCORPORATED
February 29, 2024
	By:	/s/ Jeffrey Hawkins
Jeffrey Hawkins
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Jeffrey Hawkins and Jeffry Keyes his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his or her name.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey Hawkins	President, Chief Executive Officer and Director	February 29, 2024
Jeffrey Hawkins	(Principal Executive Officer)

/s/ Jeffry Keyes	Chief Financial Officer and Treasurer	February 29, 2024
Jeffry Keyes	(Principal Financial and Accounting Officer)

/s/ Jonathan M. Rothberg, Ph.D.	Chairman of the Board	February 29, 2024
Jonathan M. Rothberg, Ph.D.

/s/ Ruth Fattori	Director	February 29, 2024
Ruth Fattori

/s/ Amir Jafri	Director	February 29, 2024
Amir Jafri

/s/ John Patrick Kenny	Director	February 29, 2024
John Patrick Kenny

/s/ Brigid A. Makes	Director	February 29, 2024
Brigid A. Makes

/s/ Scott Mendel	Director	February 29, 2024
Scott Mendel

/s/ Kevin Rakin	Director	February 29, 2024
Kevin Rakin