Form 10-Q
period 2024-03-31
Quantum-Si Inc
filed 2024-05-09
CIK 1816431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 3, 2024, the registrant had 121,878,989 shares of Class A common stock outstanding and 19,937,500 shares of Class B common stock outstanding.

QUANTUM-SI INCORPORATED
FORM 10-Q
For the quarterly period ended March 31, 2024
In this Quarterly Report on Form 10-Q, the terms “we”, “us”, “our”, the “Company” or “Quantum-Si” mean Quantum-Si Incorporated and our subsidiaries. Quantum-Si Incorporated was incorporated in Delaware on June 10, 2020.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. The actual results may differ from its expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue,” and similar expressions (or the negative versions of such words or expressions) are intended to identify such forward-looking statements. These forward-looking statements include, without limitation, our expectations with respect to future performance and development and commercialization of products and services. The forward-looking statements are based on projections prepared by, and are the responsibility of, management and involve significant risks and uncertainties that could cause the actual results to differ materially from those discussed in the forward-looking statements. Most of these factors are outside our control and are difficult to predict. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the impact of pandemics or epidemics on our business;
•	the inability to maintain the listing of our Class A common stock on The Nasdaq Stock Market LLC;
•	changes in applicable laws or regulations;
•	our ability to raise financing in the future;
•	the success, cost and timing of our product development and commercialization activities;
•	the commercialization and adoption of our existing products, including the Platinum® protein sequencing instrument, and the success of any product we may offer in the future;
•	our ability to obtain and maintain regulatory approval for its products, and any related restrictions and limitations of any approved product;
•	our ability to identify, in-license or acquire additional technology;
•	our ability to maintain our existing lease, license, manufacture and supply agreements;
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

These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, in Part II, Item 1A of this Quarterly Reports on Form 10-Q, and in other filings that we make with the Securities and Exchange Commission. The risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and par value amounts)

	(unaudited) March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$53,163	$133,860
Marketable securities	182,268	123,876
Accounts receivable, net of allowance of $0 and $0, respectively	242	368
Inventory, net	4,946	3,945
Prepaid expenses and other current assets	3,756	4,261
Total current assets	244,375	266,310
Property and equipment, net	16,169	16,275
Internally developed software	496	532
Operating lease right-of-use assets	13,850	14,438
Other assets	695	695
Total assets	$275,585	$298,250
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,164	$1,766
Accrued payroll and payroll-related costs	2,103	4,943
Accrued contracted services	1,212	1,519
Accrued expenses and other current liabilities	1,883	1,815
Current portion of operating lease liabilities	1,610	1,566
Total current liabilities	7,972	11,609
Warrant liabilities	955	1,274
Operating lease liabilities	12,873	13,737
Other long-term liabilities	14	11
Total liabilities	21,814	26,631

Commitments and contingencies (Note 15)

Stockholders’ equity
Class A Common stock, $0.0001 par value; 600,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 121,878,989 and 121,832,417 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	12	12
Class B Common stock, $0.0001 par value; 27,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 19,937,500 shares issued and outstanding as of March 31, 2024 and December 31, 2023	2	2
Additional paid-in capital	768,898	767,239
Accumulated other comprehensive loss	(33)	-
Accumulated deficit	(515,108)	(495,634)
Total stockholders’ equity	253,771	271,619
Total liabilities and stockholders’ equity	$275,585	$298,250

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2024	2023
Revenue:
Product	$428	$251
Service	29	3
Total revenue	457	254

Cost of revenue	188	130

Gross profit	269	124
Operating expenses:
Research and development	12,101	18,167
Selling, general and administrative	11,528	11,178
Total operating expenses	23,629	29,345
Loss from operations	(23,360)	(29,221)
Dividend and interest income	3,574	2,219
Gain on marketable securities, net	-	2,942
Change in fair value of warrant liabilities	319	391
Other (expense) income, net	(7)	58
Loss before provision for income taxes	(19,474)	(23,611)
Provision for income taxes	-	-
Net loss	$(19,474)	$(23,611)

Net loss per common share attributable to common stockholders, basic and diluted	$(0.14)	$(0.17)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	141,773	140,280

Other comprehensive loss:
Net unrealized loss on marketable securities, net of tax	$(28)	$-
Foreign currency translation adjustment	(5)	-
Total other comprehensive loss, net of tax	(33)	-
Comprehensive loss	$(19,507)	$(23,611)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Class A common stock		Class B common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance - December 31, 2022	120,006,757	$12	19,937,500	$2	$758,366	$(399,674)	$358,706
Common stock issued upon vesting of restricted stock units	1,552,583	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	3,908	-	3,908
Net loss	-	-	-	-	-	(23,611)	(23,611)
Balance - March 31, 2023	121,559,340	$12	19,937,500	$2	$762,274	$(423,285)	$339,003

	Class A common stock		Class B common stock		Additional paid-in	Accumulated other compehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity
Balance - December 31, 2023	121,832,417	$12	19,937,500	$2	$767,239	$-	$(495,634)	$271,619
Common stock issued upon vesting of restricted stock units	46,572	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	1,645	-	-	1,645
Net unrealized loss on marketable securities, net of tax	-	-	-	-	-	(28)	-	(28)
Refund of issuance costs from 2021 Business Combination	-	-	-	-	14	-	-	14
Foreign currency translation	-	-	-	-	-	(5)	-	(5)
Net loss	-	-	-	-	-	-	(19,474)	(19,474)
Balance - March 31, 2024	121,878,989	$12	19,937,500	$2	$768,898	$(33)	$(515,108)	$253,771

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(19,474)	$(23,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,061	803
Non-cash lease expense	588	536
(Gain) loss on marketable securities, net	-	(2,942)
(Accretion) amortization on marketable securities	(2,119)	-
(Gain) loss on disposal of fixed assets	-	3
Change in fair value of warrant liabilities	(319)	(391)
Change in fair value of contingent consideration	-	34
Stock-based compensation	1,645	3,908
Other	22	-
Changes in operating assets and liabilities:
Accounts receivable, net	126	(82)
Inventory, net	(228)	(1,708)
Prepaid expenses and other current assets	31	738
Accounts payable	(633)	(730)
Accrued expenses and other current liabilities	(3,094)	(4,537)
Operating lease liabilities	(820)	(743)
Other long-term liabilities	6	24
Net cash used in operating activities	(23,208)	(28,698)
Cash flows from investing activities:
Purchases of property and equipment	(1,046)	(2,574)
Internally developed software - capitalized costs	(59)	(887)
Purchases of marketable securities	(78,823)	-
Sales of marketable securities	22,500	29,500
Net cash (used in) provided by investing activities	(57,428)	26,039
Cash flows from financing activities:
Deferred offering costs	(70)	-
Refund of issuance costs from 2021 Business Combination	14	-
Net cash used in financing activities	(56)	-
Effect of exchange rate changes on cash and cash equivalents	(5)	-
Net decrease in cash and cash equivalents	(80,697)	(2,659)
Cash and cash equivalents at beginning of period	133,860	84,319
Cash and cash equivalents at end of period	$53,163	$81,660

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$16	$-
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchased but not paid	$231	$847
Deferred offering costs payable	$75	$-

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Organization and Description of Business

Quantum-Si Incorporated (including its subsidiaries, the “Company” or “Quantum-Si”) was incorporated in Delaware on June 10, 2020 as HighCape Capital Acquisition Corp. The Company’s legal name became Quantum-Si Incorporated following a business combination on June 10, 2021 between the Company and Q-SI Operations Inc. (formerly Quantum-Si Incorporated), which was founded in 2013.

The Company is an innovative life sciences company with the mission of transforming single-molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell. The Company has developed a proprietary universal single-molecule detection platform that the Company is first applying to proteomics to enable Next-Generation Protein SequencingTM (“NGPS”), the ability to sequence proteins in a massively parallel fashion (rather than sequentially, one at a time), and can be used for the study of nucleic acids. The Company’s platform is currently comprised of the Platinum® NGPS instrument, the Platinum Analysis Software service, reagent kits and semiconductor chips for use with its instruments.

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

These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The Condensed Consolidated Balance Sheets as of December 31, 2023 included herein was derived from the audited Consolidated Financial Statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP, on an annual reporting basis.

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2024, or any other period.

There have been no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Global Developments

Throughout 2023, various central banks around the world, including the Federal Reserve in the United States, raised interest rates. While these rate increases have not had a significant adverse impact on the Company to date, the impact of such rate increases on the overall financial markets and the economy may adversely impact the Company in the future. In addition, the global economy has experienced, and is continuing to experience, high levels of inflation and global supply chain disruptions. The Company continues to monitor these supply chain, inflation and interest rate factors, as well as the uncertainty resulting from the overall economic environment.

Although the Company does not expect to be significantly impacted by the conflicts in Ukraine or Israel and Gaza, the Company has experienced some constraints in product and material availability and increasing costs required to obtain some materials and supplies as a result of these conflicts on the global economy. To date, the Company’s business has not been materially impacted by the conflicts, however, as the conflicts continue or worsen, it may impact the Company’s business, financial condition, results of operations and cash flows.

Concentration of Business Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and marketable securities. As of March 31, 2024, the Company’s marketable securities consist of mutual funds, U.S. Treasury securities and commercial paper. The Company also maintains balances in certain operating accounts above federally insured limits and, as a result, the Company is exposed to credit risk in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation.

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

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions about future events that affect the amounts recorded in its Condensed Consolidated Financial Statements and accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates and assumptions. Significant estimates and assumptions include:

●	valuation allowances with respect to deferred tax assets;

●	inventory valuation;

●	valuation of excess and obsolete inventory reserves;

●	assumptions used for leases;

●	valuation of warrant liabilities;

●	assumptions associated with revenue recognition; and

●	assumptions underlying the fair value used in the calculation of stock-based compensation.

The Company bases these estimates on historical and anticipated results and trends and on various other assumptions the Company believes are reasonable under the circumstances, including assumptions as to future events. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates, and any such differences may be material to the Condensed Consolidated Financial Statements.

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

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and, if needed, records an excess and obsolete reserve against inventory to its estimated net realizable value in the period it is identified. For further discussion related to inventory, please refer to Note 5. Inventory, Net.

Warrant Liabilities

The Company’s outstanding warrants include publicly traded warrants (the “Public Warrants”) and warrants sold in a private placement (the “Private Warrants”). The Public Warrants and Private Warrants meet the definition of a derivative and the Company recorded these warrants as long-term liabilities in the Condensed Consolidated Balance Sheets at fair value upon initial recognition, with subsequent changes in their respective fair values recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss at each reporting date. For further discussion related to the Public Warrants and Private Warrants, please refer to Note 11. Warrant Liabilities.

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

The Company considers performance obligation for sales of products satisfied upon shipment of the goods to the customer in accordance with the shipping terms (either upon shipment or delivery), which is when control of the product is deemed to be transferred; this includes instruments and consumables. Customers generally do not have a right to return products, except for defective or damaged products during the warranty period or unless prior written consent is provided. In instances where right of payment or transfer of title is contingent upon the customer’s acceptance of the product, revenue is deferred until all acceptance criteria have been met. Revenues for service maintenance contracts, which start after the first year of purchase and are considered as service type warranties that effectively extend the standard first-year service coverage at the customer’s option are recognized ratably over the contract service period as these services are performed evenly over time. Revenues for advanced training is recognized at a point in time upon satisfaction of the underlying performance obligation. The Company typically provides a standard one-year warranty which covers defects in materials, workmanship and manufacturing or performance conditions under normal use and service. The first year of the warranty of the products is considered an assurance-type warranty and is recorded as Cost of revenue within the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company has determined the standard first-year warranty is not a distinct performance obligation.

The Company disaggregates revenue from contracts with customers by type of revenue. The Company believes product revenue and service revenue aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Total revenue generated from domestic and international sales was approximately $0.3 million and $0.2 million, respectively, for the three months ended March 31, 2024. All revenue generated for the three months ended March 31, 2023 resulted from domestic sales.

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

As of March 31, 2024, the Company had deferred revenue of $0.1 million included within Accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2024, amounts included within Other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets were immaterial. The Company expects to recognize approximately 30% of its remaining performance obligations as revenue for the remainder of the year ending December 31, 2024.

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

Prior to the business combination between HighCape Capital Acquisition LLC and Quantum-Si Incorporated in June 2021 (the “Business Combination”), the fair value of the shares of common stock underlying stock options had historically been determined by the Company’s board of directors (the “Board”), with input from management and contemporaneous third-party valuations, as there was no public market for the common stock. Given the absence of a public trading market for the Company’s common stock, the Board exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of the Company’s common stock at each option grant date.

After the completion of the Business Combination, the Company measures compensation expense for stock-based awards to employees, non-employees and directors based upon the awards’ initial grant-date fair values. Stock-based compensation expense for stock options, restricted stock units and performance awards is recorded over the requisite service period. For awards with only a service condition, the Company expenses stock-based compensation using the straight-line method over the requisite service period for the entire award. For awards with a market condition, the Company expenses the grant date fair value at the target over the vesting period regardless of the value the award recipients ultimately receive. The fair value of restricted stock without a market condition is estimated using the current market price of the Company’s Class A common stock on the date of grant. The fair value of stock option grants with a market condition is estimated at the date of grant using the Monte Carlo simulation model (“Monte Carlo”). The fair values of stock option grants are estimated as of the date of grant by applying the Black-Scholes option valuation model (“Black-Scholes”). The Black-Scholes and Monte Carlo models incorporate assumptions as to stock price volatility, the expected life of options or restricted stock, a risk-free interest rate and dividend yield. The effect of forfeiture in compensation costs is recognized based on actual forfeitures when they occur.

Black-Scholes is affected by the stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables. These variables include the expected term of the option, expected risk-free interest rate, the expected volatility of Class A common stock, and expected dividend yield; each of which is described below. The assumptions for expected term and expected volatility are the two assumptions that significantly affect the grant date fair value.

●	Expected Term: The expected term using the “simplified” method, which is the simple average of the vesting period and the contractual term.

●	Risk-free Interest Rate: The risk-free interest rate for periods within the expected term of the awards is based on the U.S. Treasury yield curve in effect at the time of the grant.

●	Expected Stock Price Volatility: The Company determined expected annual equity volatility based on the historical volatility of its Class A common stock.

●	Dividend Yield: Because the Company has never paid a dividend and does not expect to begin doing so in the foreseeable future, the Company assumes no dividend yield in valuing the stock-based awards.

●	Exercise Price: The exercise price is taken directly from the grant notice issued to employees and nonemployees.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands income tax disclosure requirements to include additional information related to the rate reconciliation of effective tax rates to statutory rates, as well as additional disaggregation of taxes paid in both U.S. and foreign jurisdictions. The amendments in ASU 2023-09 also remove disclosures related to certain unrecognized tax benefits and deferred taxes. The amendments are effective for fiscal years beginning after December 31, 2024. The amendments may be applied prospectively or retrospectively. The Company is currently evaluating the effect ASU 2023-09 may have on its Consolidated Financial Statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about significant segment expenses. In addition, the ASU clarified that single reportable segment entities must apply Topic 280 in its entirely. The ASU does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The ASU is required to be applied retrospectively to all periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the effect ASU 2023-07 may have on its Consolidated Financial Statements and disclosures.

Note 3. Investments in Marketable Securities

As of March 31, 2024 and December 31, 2023, the Company’s investments in marketable securities were determined to be available-for-sale securities. Gross unrealized gains or losses resulting from changes in the fair value of available-for-sale securities for the three months ended March 31, 2024 were less than $0.1 million. There were no such gains or losses for the three months ended March 31, 2023.

Dividend and interest income from marketable securities and realized and unrealized gain on marketable securities, net, related to the Company’s available-for sale securities for the three months ended March 31, 2024 and trading securities for the three months ended March 31, 2023 were as follows (in thousands):

	2024	2023
Dividend and interest income from marketable securities	$3,574	$2,219
Gain on marketable securities, net	$-	$2,942

The following is a summary of the Company’s available-for-sale securities recorded within Marketable securities in the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$151,538	$-	$(14)	$151,524
Commercial paper	30,758	-	(14)	30,744
Total	$182,296	$-	$(28)	$182,268

	December 31, 2023
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$82,625	$15	$-	$82,640
Commercial paper	41,229	7	-	41,236
Total	$123,854	$22	$-	$123,876

The fair values of the Company’s available-for-sale securities included within Marketable securities in the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, by remaining contractual maturity, are as follows (in thousands):

	March 31, 2024
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$151,524	$-	$-	$151,524
Commercial paper	30,744	-	-	30,744
Total	$182,268	$-	$-	$182,268

	December 31, 2023
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$82,640	$-	$-	$82,640
Commercial paper	41,236	-	-	41,236
Total	$123,876	$-	$-	$123,876

Note 4. Fair Value of Financial Instruments

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

The carrying value of cash and cash equivalents, accounts payable and accrued expenses and other current liabilities approximates their fair values due to the short-term or on demand nature of these instruments. At March 31, 2024 and December 31, 2023, the Company’s investment portfolio included available-for-sale securities which were comprised of money market funds, U.S. treasury bills and commercial paper. The majority of the Company’s cash equivalents and short-term investments consist of instruments classified as Level 1. However, the Company has commercial paper that is classified as Level 2 due to the fair value for these instruments being determined by utilizing observable inputs in similar assets or identical assets in non-active markets. There were no transfers between fair value measurement levels for the three months ended March 31, 2024 and 2023.

Warrants are recorded as Warrant liabilities in the Condensed Consolidated Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented as Change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Public Warrants and Private Warrants were carried at fair value as of March 31, 2024 and December 31, 2023. The Public Warrants were valued using Level 1 inputs as they are traded in an active market. The Private Warrants were valued using a binomial lattice model. The primary unobservable input utilized in determining the fair value of the Private Warrants was the expected volatility of the Company’s Class A common stock. The expected volatility was based on consideration of the implied volatility from the Company’s own Public Warrant pricing and on the historical volatility observed at guideline public companies. As of March 31, 2024, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 89.9%, (ii) risk-free interest rate of 4.50%, (iii) strike price of $11.50, (iv) fair value of Class A common stock of $1.97, and (v) expected life of 2.2 years. As of December 31, 2023, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 92.1%, (ii) risk-free interest rate of 4.10%, (iii) strike price of $11.50, (iv) fair value of Class A common stock of $2.01, and (v) expected life of 2.4 years. There were no exercises or redemptions of the Public Warrants or Private Warrants during the three months ended March 31, 2024 or 2023.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$45,470	$-	$-	$45,470
Marketable securities:
U.S. Treasury securities	151,524	-	-	151,524
Commercial paper	-	30,744	-	30,744
Total assets at fair value on a recurring basis	$196,994	$30,744	$-	$227,738

Liabilities:
Public Warrants	$920	$-	$-	$920
Private Warrants	-	-	35	35
Total liabilities at fair value on a recurring basis	$920	$-	$35	$955

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$50,226	$-	$-	$50,226
U.S. Treasury securities	59,654	-	-	59,654
Commercial paper	-	19,436	-	19,436
Marketable securities:
U.S. Treasury securities	82,640	-	-	82,640
Commercial paper	-	41,236	-	41,236
Total assets at fair value on a recurring basis	$192,520	$60,672	$-	$253,192

Liabilities:
Public Warrants	$1,227	$-	$-	$1,227
Private Warrants	-	-	47	47
Total liabilities at fair value on a recurring basis	$1,227	$-	$47	$1,274

Note 5. Inventory, Net

Inventory, net, consists of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$5,461	$4,951
Work in progress	2,039	784
Finished goods	1,470	1,592
Total inventory	8,970	7,327
Inventory reserves	(4,024)	(3,382)
Total inventory, net	$4,946	$3,945

As of March 31, 2024 and December 31, 2023, the Company included $4.0 million and $3.4 million, respectively, of reserves against inventory in the Condensed Consolidated Balance Sheets related to product that was considered to not have an alternative future use. For the three months ended March 31, 2024, the Company recorded $0.6 million reserve against inventory in Research and Development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss related to product that was considered to not have an alternative future use.  There was no such reserve recorded against inventory for the three months ended March 31, 2023.

Note 6. Property and Equipment, Net

Property and equipment, net, consists of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Laboratory and production equipment	$15,696	$14,727
Computer equipment	1,721	1,707
Purchased software	188	188
Furniture and fixtures	325	310
Leasehold improvements	7,226	6,948
Construction in process	2,133	2,438
Subtotal	27,289	26,318
Less: Accumulated depreciation and amortization	(11,120)	(10,043)
Property and equipment, net	$16,169	$16,275

Depreciation and amortization expense was $1.1 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively. The Company had no disposals of property and equipment for the three months ended March 31, 2024. Losses on disposals of property and equipment were immaterial for three months ended March 31, 2023. No impairments of property and equipment were recorded during the three months ended March 31, 2024 and 2023.

Note 7. Leases

Lease-related costs for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Operating lease cost	$864	$982
Variable lease cost	436	394
Total lease cost	$1,300	$1,376

As of March 31, 2024, the maturities of the operating lease liabilities and a reconciliation to the present value of lease liabilities were as follows (in thousands):

Remaining Lease Payments
Remainder of 2024	$3,339
2025	4,527
2026	4,585
2027	4,549
2028	2,975
Thereafter	10,053
Total remaining undiscounted lease payments	$30,028
Less: Imputed interest	(6,441)
Less: Lease incentives (1)	(9,104)
Total operating lease liabilities	14,483
Less: current portion	(1,610)
Long-term operating lease liabilities	$12,873
Weighted-average remaining lease term (in years)	6.2
Weighted-average discount rate	7.9%

(1)	Includes lease incentives that may be realized in 2024 for the costs of leasehold improvements.

The following table provides certain cash flow and supplemental cash flow information related to the Company’s lease liabilities for the three months ended March 31, 2024 and 2023 (in thousands):

	2024	2023
Operating cash paid to settle operating lease liabilities	$1,097	$1,059

In December 2021, the Company signed a 10-year lease for approximately 67,000 square feet of space in New Haven, Connecticut. The lease commenced on January 8, 2022 with rent payments beginning on July 7, 2022. Under the lease, the landlord agreed to reimburse the Company for up to $9.1 million in improvements to the space, to be used for such improvements as the Company deems “necessary or desirable”. On September 13, 2022, the Company filed a lawsuit against the landlord, alleging that the landlord has: (i) refused to reimburse the Company for costs related to improvements already incurred and submitted, (ii) delayed the Company’s completion of improvements, in order to avoid reimbursing the costs of those improvements, and (iii) improperly rejected the Company’s proposed improvement plans. The Company accounted for these lease incentives as an offset to the lease liability recorded at the inception of the lease. Although the Company believes it is contractually entitled to the $9.1 million of lease incentives, based on the current status of the litigation, the Company cannot determine the likely outcome or estimate the impact on such carrying values.

The Company incurred and recognized total leasehold improvements of approximately $1.6 million related to reimbursable construction costs which were included in construction in progress within Property and equipment, net, in the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Restructuring costs	$222	$519
Legal fees	1,330	979
Royalties	93	123
Other	238	194
Total accrued expenses and other current liabilities	$1,883	$1,815

Note 9. Stock-based Compensation

Equity Incentive Plan

The Quantum-Si Incorporated 2021 Equity Incentive Plan (the “2021 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2021 Plan. As of March 31, 2024 there were 14,661,839  shares available for future grant under the 2021 Plan.

Inducement Equity Incentives

On May 8, 2023, the Company adopted the 2023 Inducement Equity Incentive Plan (the “2023 Inducement Plan”) to reserve 3,000,000 shares of its Class A common stock to be used exclusively for grants of awards to employees that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the 2023 Inducement Plan are substantially similar to those of the 2021 Plan. As of March 31, 2024, there were 60,250 shares remaining available for issuance under the 2023 Inducement Plan.

Stock Options

During the three months ended March 31, 2024, the Company did not grant any stock options to participants. Stock-based compensation related to stock options for the three months ended March 31, 2024 and 2023 was $1.3 million and $2.3 million, respectively.

A summary of the stock option activity is presented in the table below:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	22,511,900	$2.79	8.22	$3,194
Granted	-	-
Exercised	-	-
Forfeited	(384,573)	3.78
Expired	(25,520)	0.06
Outstanding at March 31, 2024	22,101,807	$2.78	8.01	$2,832
Exercisable at March 31, 2024	7,918,930	$3.52	6.65	$610
Vested and expected to vest at March 31, 2024	18,615,698	$2.85	7.86	$2,286

Modification of Performance Stock Options

In November 2022 and May 2023, the Company granted 2,780,000 and 1,000,000 performance-based stock option awards to its Chief Executive Officer and Chief Financial Officer, respectively. The vesting of these awards are subject to continued service to the Company and certain market conditions. The market conditions require the Company’s Class A common stock trade above specified levels for a certain periods of time. The fair values of the awards were estimated at the grant date using the Monte Carlo simulation model.

On March 15, 2024, the market conditions that trigger the vesting of these performance-based stock option awards were modified. The modified market conditions require the Company’s Class A common stock to trade above specified levels for certain defined periods of time that are different from the original awards. The Company accounted for the modifications as modifications of market conditions. The total incremental stock-based compensation expense to be recognized for these awards is $2.4 million within Selling, general and administrative operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Incremental stock-based compensation expense for the three months ended March 31, 2024 was immaterial. There were no such modifications to performance-based stock option awards for the three months ended March 31, 2023.

Restricted Stock Units

During the three months ended March 31, 2024, the Company granted 5,406,164 restricted stock unit (“RSU”) awards. Stock-based compensation related to RSU awards for the three months ended March 31, 2024 and 2023 was $0.3 million and $1.6 million, respectively.

A summary of the RSU activity is presented in the table below:

	Number of Shares Underlying RSUs	Weighted Average Grant-Date Fair Value (per share)
Nonvested RSUs at December 31, 2023	847,169	$2.68
Granted	5,406,164	1.73
Vested	(46,572)	6.66
Forfeited	(54,417)	2.11
Nonvested RSUs at March 31, 2024	6,152,344	1.82

Stock-based compensation is allocated to Research and development and Selling, general and administrative operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Stock-based compensation expense for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	2024	2023
Research and development	$490	$967
Selling, general and administrative	1,155	2,941
Total stock-based compensation	$1,645	$3,908

As of March 31, 2024 total unrecognized stock-based compensation related to stock options and RSUs was $24.4 million, which is expected to be recognized over the remaining weighted average vesting period of 3.3 years.

Note 10. Net Loss Per Share

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

The following table presents the calculations for the three months ended March 31, 2024 and 2023 of basic and diluted net loss per share for the Company’s common stock (in thousands, except per share amounts):

	2024	2023
Numerator
Net loss	$(19,474)	$(23,611)
Numerator for basic and diluted EPS - loss attributable to common stockholders	$(19,474)	$(23,611)
Denominator
Common stock	141,773	140,280
Denominator for basic and diluted EPS - weighted-average common stock	141,773	140,280
Basic and diluted net loss per share	$(0.14)	$(0.17)

Additionally, net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive.

The following potential dilutive shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive for the three months ended March 31, 2024 and 2023:

	2024	2023
Outstanding options to purchase common stock	22,101,807	24,218,892
Outstanding restricted stock units	6,152,344	465,866
Outstanding warrants	3,968,319	3,968,319
	32,222,470	28,653,077

Note 11. Warrant Liabilities

Public Warrants

As of March 31, 2024 and December 31, 2023, there were an aggregate of 3,833,319 Public Warrants outstanding, which entitle the holder to acquire Class A common stock. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment as discussed below, beginning on September 9, 2021. The warrants will expire on June 10, 2026 or earlier upon redemption or liquidation.

Redemptions

At any time while the Public Warrants are exercisable, the Company may redeem not less than all of the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●
if, and only if, the closing price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Public Warrants at $0.01 per warrant, each holder of Public Warrants will be entitled to exercise their Public Warrants prior to the scheduled redemption date.

If the Company calls the Public Warrants for redemption for $0.01 as described above, the Board may elect to require any holder that wishes to exercise their Public Warrants to do so on a “cashless basis.” If the Board makes such election, all holders of Public Warrants would pay the exercise price by surrendering their warrants for the number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” over the exercise price of the warrants by (y) the “fair market value”. For purposes of the redemption provisions of the warrants, the “fair market value” means the average last reported sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

The Public Warrants do not meet the criteria to be classified in stockholders’ equity as the exercise of the Public Warrants may be settled in cash upon the occurrence of a tender offer or exchange offer in which the maker of the tender offer or exchange offer, upon completion of the tender offer or exchange offer, beneficially owns more than 50% of the outstanding shares of the Company’s Class A common stock, even if it would not result in a change of control of the Company. This provision precludes the Public Warrants from being classified in equity and thus they are classified as long-term liabilities in the Condensed Consolidated Balance Sheets.

Private Warrants

As of March 31, 2024 and December 31, 2023, there were 135,000 Private Warrants outstanding. The Private Warrants are identical to the Public Warrants, except that so long as they are held by HighCape Capital Acquisition LLC or any of its permitted transferees, (i) the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or saleable until 30 days after the completion of the Business Combination, (ii) the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and (iii) the Private Warrants are not subject to the Company’s redemption option at the price of $0.01 per warrant. The Private Warrants are subject to the Company’s redemption option at the price of $0.01 per warrant, provided the other conditions of such redemption are met, as described above. If the Private Warrants are held by a holder other than HighCape Capital Acquisition LLC or any of its permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants.

The Private Warrants do not meet the criteria to be classified in stockholders’ equity as the terms of the warrants provide for potential changes to the settlement amounts depending upon the characteristics of the warrant holder, and, because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares. This provision precludes the Private Warrants from being classified in equity and thus they are classified as long-term liabilities in the Condensed Consolidated Balance Sheets.

The fair value of warrant liabilities was $1.0 million and $1.3 million as of March 31, 2024 and December 31, 2023, respectively. The Company recognized gains of $0.3 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively, as a Change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations and Comprehensive Loss. There were no exercises or redemptions of the Public Warrants or Private Warrants during the three months ended March 31, 2024 or 2023.

Note 12. Restructuring

The Company committed to organizational restructurings during the first and third quarters of 2023, designed to decrease its costs and create a more streamlined organization to support its business. As of March 31, 2024 and December 31, 2023, the Company recorded a restructuring liability of $0.2 million and $0.5 million, respectively, which is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

The Company’s restructuring costs, primarily for cash severance and other severance costs, are allocated to the following operating expense categories as follows (in thousands):

	Research and Development	Selling, general and administrative	Total
Balance as of December 31, 2023	$513	$6	$519
Restructuring charges incurred(1)	131	-	131
Cash payments and other adjustments(1)	(422)	(6)	(428)
Balance as of March 31, 2024	$222	$-	$222
Current liabilities			$222
Long-term liabilities			-
Total liabilities as of March 31, 2024			$222

(1)	Restructuring charges incurred and Cash payments and other adjustments include non-cash charges related to stock-based compensation expenses.

The Company’s restructuring activities are complete as of March 31, 2024 and the Company does not expect to incur material additional charges associated with these activities.

Note 13. Income Taxes

Income taxes for the three months ended March 31, 2024 and 2023 are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, if they occur. The Company’s estimated annual effective tax rate was 0.0% for the three months ended March 31, 2024 and 2023. The primary reconciling items between the federal statutory rate of 21.0% for these periods and the Company’s overall effective tax rate of 0.0% were related to the effects of deferred state income taxes, stock-based compensation, changes in the fair value of warrant liabilities, research and development credits, and the valuation allowance recorded against the full amount of its net deferred tax assets.

A valuation allowance is required when it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of sufficient future taxable income during the period in which the Company’s related temporary differences become deductible. Management believes that based on the earnings history of the Company, it is more likely than not that the benefits of these assets will not be realized, and therefore, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of March 31, 2024 and December 31, 2023.

Note 14. Related Party Transactions

Effective as of February 17, 2021, legacy Quantum-Si entered into a Master Services Agreement (“MSA”) with 4Catalyzer Corporation (“4C”), a company controlled by Dr. Jonathan Rothberg, the Chairman of the Board, pursuant to which the Company may engage 4C to provide services such as general administration, facilities, information technology, financing, legal, human resources and other services, through future statements of work and under terms and conditions to be determined by the parties with respect to any services to be provided. For the three months ended March 31, 2024 and 2023, the Company incurred $0.1 million of expenses payable to 4C. These expenses included amounts for month-to-month sublease arrangements for office and laboratory spaces from 4C and certain administrative expenses. These amounts are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Effective October 1, 2022, the Company entered into a Protein Engineering Collaboration (the “New Collaboration”) with Protein Evolution, Inc. (“PEI”) to develop technology and methods in the field of nanobodies and potentially other binders to produce novel biological reagents and related data. Dr. Rothberg serves as Chairman of the board of directors of PEI and the Rothberg family are controlling stockholders of PEI. As of March 31, 2024, the amount due from PEI to the Company related to the New Collaboration was $0.2 million. As of December 31, 2023, the amount due from PEI to the Company related to the New Collaboration was $0.3 million.

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

Note 15. Commitments and Contingencies

Commitments

Licenses related to certain intellectual property:

The Company licenses certain intellectual property, some of which may be utilized in its current or future product offerings. To preserve the right to use such intellectual property, the Company is required to make annual minimum fixed payments totaling approximately $0.1 million as well as royalties based on net sales if the royalties exceed annual minimum fixed payments. As of March 31, 2024 and December 31, 2023, the Company had accrued royalties of approximately $0.1 million included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

Other commitments:

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees (the “401(k) Plan”). Contributions to the 401(k) Plan are discretionary. The Company did not make any matching contributions to the 401(k) Plan for the three months ended March 31, 2024 and 2023.

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

In April 2023, the Company informed the contract manufacturer that had manufactured its Platinum® and Carbon™ instruments that it intended to wind down the relationship and transition to a different contract manufacturer. In October 2023, the former contract manufacturer filed a complaint against the Company in the State of Texas alleging breach of contract and made claims for economic damage and attorney costs. In January 2024, the suit was withdrawn and refiled in the State of Minnesota alleging similar claims. Although it is not possible to determine the potential financial exposure associated with the alleged claim at this time given its early stage, the Company believes it has a meritorious defense and intends to vigorously defend against all claims asserted in the complaint.

The Company enters into agreements that contain indemnification provisions with other parties in the ordinary course of business, including business partners, investors, contractors, and the Company’s officers, directors and certain employees. The Company has agreed to indemnify and defend the indemnified party claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in any particular case. To date, losses recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss in connection with the indemnification provisions have not been material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with (i) the unaudited Condensed Consolidated Financial Statements and notes thereto contained in this Quarterly Report on Form 10-Q, (ii) the Consolidated Financial Statements and notes thereto for the year ended December 31, 2023 contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024 and (iii) our other public reports filed with the SEC. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023 and this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” or “Quantum-Si” are intended to mean the business and operations of Quantum-Si Incorporated and its consolidated subsidiaries. The unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2024 and 2023 present the financial position and results of operations of Quantum-Si Incorporated and its consolidated subsidiaries.

Overview

We are an innovative life sciences company with the mission of transforming single-molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell. We have developed a proprietary universal single-molecule detection platform that we are first applying to proteomics to enable NGPS, the ability to sequence proteins in a massively parallel fashion (rather than sequentially, one at a time), that can be used for the study of nucleic acids. Our platform was designed to offer an end-to-end workflow including both sample preparation and sequencing and is comprised of our Platinum® NGPS instrument, the Platinum Analysis Software service, and reagent kits and proprietary semiconductor chips for use with our Platinum® instrument. We began a controlled launch of the Platinum® instrument in December 2022 and subsequently initiated a full commercial launch at the end of the first quarter of 2024.

Now that our Platinum® and Platinum Analysis Software system has launched, we intend to follow a systematic, phased approach to continue to successfully launch updates to our platform. We believe we are the first company to successfully enable NGPS on a semiconductor chip, thus digitizing a massive proteomics opportunity, which allows for a massively parallel solution at the ultimate level of sensitivity -single-molecule detection. We believe our platform, which is designed to streamline sequencing and data analysis at a lower instrument cost than legacy proteomic solutions, could allow our product to have wide utility across the study of the proteome. For example, we believe our platform could be used for biomarker discovery and disease detection, pathway analysis, immune response, vaccine development, quality assurance and quality control, among other applications.

Results of Operations for the Three Months Ended March 31, 2024 as Compared to the Three Months Ended March 31, 2023

The following table presents the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three months ended March 31,
	2024	2023	$ Change	% Change
Revenue:
Product	$428	$251	$177	70.5%
Service	29	3	26	866.7%
Total revenue	457	254	203	79.9%

Cost of revenue	188	130	58	44.6%

Gross profit	269	124	145	116.9%
Operating expenses:
Research and development	12,101	18,167	(6,066)	(33.4)%
Selling, general and administrative	11,528	11,178	350	3.1%
Total operating expenses	23,629	29,345	(5,716)	(19.5)%
Loss from operations	(23,360)	(29,221)	5,861	(20.1)%
Dividend and interest income	3,574	2,219	1,355	61.1%
Gain on marketable securities, net	-	2,942	(2,942)	(100.0)%
Change in fair value of warrant liabilities	319	391	(72)	(18.4)%
Other (expense) income, net	(7)	58	(65)	(112.1)%
Loss before provision for income taxes	(19,474)	(23,611)	4,137	(17.5)%
Provision for income taxes	-	-	-	nm
Net loss	$(19,474)	$(23,611)	$4,137	(17.5)%

Revenue, Cost of Revenue and Gross Profit

Revenue is derived from sales of products and services. Product revenue is generated from the following sources: (i) sales of our Platinum® instrument, (ii) consumables, which consist of sales of our library, sequencing reagents and semiconductor chips, and (iii) freight revenue, which is recognized upon shipment. Service revenue is generated from service maintenance contracts including Platinum Analysis Software access, and advanced training for instrument use.

Cost of revenue primarily consists of product and service costs including material costs, personnel costs and benefits, inbound and outbound freight, packaging, warranty replacement costs, royalty costs, facilities costs, depreciation and amortization expense, and inventory excess and obsolescence reserves.

Revenue, Cost of revenue and Gross profit for the three months ended March 31, 2024 and 2023 are as follows (dollars in thousands):

	2024	2023	$ Change	% Change
Total revenue	$457	$254	$203	79.9%
Cost of revenue	188	130	58	44.6%
Gross profit	$269	$124	$145	116.9%
Gross profit margin	58.9%	48.8%

Total revenue for the three months ended March 31, 2024 increased $0.2 million, or 79.9%, for the sale of Platinum® instruments, related reagent kits and service maintenance contracts as compared to the same period in 2023. Cost of revenue recognized for the three months ended March 31, 2024 increased $0.1 million, or 44.6%, as compared to the same period in 2023. Gross profit increased $0.1 million, or 116.9%, for the three months ended March 31, 2024. We began a controlled launch of the Platinum® instrument and started to take orders in December 2022. We subsequently began limited commercial shipments of Platinum® in January 2023 and subsequently initiated a full commercial launch at the end of the first quarter of 2024.

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

Research and development expenses for the three months ended March 31, 2024 and 2023 are as follows (dollars in thousands):

	2024	2023	$ Change	% Change
Research and development	$12,101	$18,167	$(6,066)	(33.4)%

Research and development expenses decreased by $6.1 million, or 33.4%, for the three months ended March 31, 2024 compared to the same period in 2023. This decrease was primarily due to a $4.0 million decrease in fabrication and outsourced services and a $1.7 million decrease in payroll and payroll-related costs, primarily driven by restructuring activities that occurred in 2023 and personnel costs that were capitalized for the three months ended March 31, 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel costs and benefits, stock-based compensation, patent and filing fees, consulting and professional services, legal and accounting services, facilities costs, depreciation and amortization expense, insurance and office expenses, product advertising and marketing.

Selling, general and administrative expenses for the three months ended March 31, 2024 and 2023 are as follows (dollars in thousands):

	2024	2023	$ Change	% Change
Selling, general and administrative	$11,528	$11,178	$350	3.1%

Selling, general and administrative expenses increased $0.4 million, or 3.1%, for the three months ended March 31, 2024 as compared to the same period in 2023. This was primarily due to a $0.9 million increase in legal fees and a $0.4 million increase in marketing expenses incurred as part of our increased commercialization efforts, partially offset by $0.9 million net decrease in personnel costs and a $0.4 million decrease in insurance costs.

Dividend and Interest Income

In 2024, dividend and interest income is derived primarily from fixed income securities and money market funds. In 2023, dividend and interest income was derived from mutual funds.

Dividend and interest income for the three months ended March 31, 2024 and 2023 are as follows (dollars in thousands):

	2024	2023	$ Change	% Change
Dividend and interest income	$3,574	$2,219	$1,355	61.1%

Dividend and interest income increased by $1.4 million, or 61.1%, for the three months ended March 31, 2024 as compared to the same period in 2023. The increase was a result of higher dividends and interest earned on invested balances in marketable securities.

Gain on Marketable Securities, Net

Gain on marketable securities, net, for the three months ended March 31, 2024 and 2023 is as follows (dollars in thousands):

	2024	2023	$ Change	% Change
Gain on marketable securities, net	$-	$2,942	$(2,942)	(100.0)%

There was no Gain on marketable securities, net, for the three months ended March 31, 2024 as compared to a gain of $2.9 million for the same period in 2023. The prior year gains were primarily related to market adjustments of investments in marketable securities, which consisted of fixed income mutual funds.

Change in Fair Value of Warrant Liabilities

The warrant liabilities were recorded at fair value as part of the business combination between HighCape Capital Acquisition LLC and Quantum-Si Incorporated in June 2021 (the “Business Combination”). Change in fair value of warrant liabilities primarily consists of the change in the fair value of our Public Warrants and Private Warrants.

Change in warrant liabilities for the three months ended March 31, 2024 and 2023 is as follows (dollars in thousands):

	2024	2023	$ Change	% Change
Change in fair value of warrant liabilities	$319	$391	$(72)	(18.4)%

The fair value of warrant liabilities decreased $0.1 million, or 18.4%, for the three months ended March 31, 2024 as compared to the same period in 2023. This decrease was primarily driven by the decrease in the underlying trading price of our Class A common stock experienced during the three months ended March 31, 2024.

Other (Expense) Income, Net

Other (expense) income, net, for the three months ended March 31, 2024 and 2023 are as follows (dollars in thousands):

	2024	2023	$ Change	% Change
Other (expense) income, net	$(7)	$58	$(65)	(112.1)%

Other (expense) income, net decreased by $0.1 million, or 112.1%, for the three months ended March 31, 2024 as compared to the same period for 2023.

Liquidity and Capital Resources

The following table presents a summary of our consolidated cash flows for operating, investing, and financing activities for the three months ended March 31, 2024 and 2023, (in thousands):

	Three months ended March 31,
	2024	2023
Net cash (used in) provided by:
Net cash used in operating activities	$(23,208)	$(28,698)
Net cash (used in) provided by investing activities	(57,428)	26,039
Net cash used in financing activities	(56)	-
Effect of exchange rate changes on cash and cash equivalents	(5)	-
Net change in cash and cash equivalents	$(80,697)	$(2,659)

Net cash used in operating activities

The net cash used in operating activities during the three months ended March 31, 2024, was $23.2 million compared to $28.7 million for the same period in 2023. This $5.5 million decrease was primarily driven by our operating results which resulted in a $3.1 million decrease in net cash used year-over-year as well as a decrease of $2.4 million in net cash used resulting from changes in operating assets and liabilities. Timing of cash receipts and cash payments in the ordinary course of business caused operating cash flow to fluctuate from period to period.

Net cash (used in) provided by investing activities

During the three months ended March 31, 2024, net cash used in investing activities was $57.4 million compared to net cash provided by investing activities of $26.0 million for the same period in 2023. This change was due primarily due to an increase in purchases of marketable securities of $78.8 million as well as a $7.0 million decrease in proceeds from the sales of marketable securities.

Net cash used in financing activities

During the three months ended March 31, 2024, net cash used in financing activities was $0.1 million. The net cash used primarily consisted of deferred offering costs paid for the Shelf Registration Statement and the ATM Offering, both of which are defined and described below. There were no financing activities during the three months ended March 31, 2023.

Liquidity Outlook

Since our inception, we have funded our operations primarily with proceeds from the issuance of equity to private investors, as well as with the proceeds received from the closing of the Business Combination on June 10, 2021. Additionally, we began to generate revenue during 2023 from commercial sales of our Platinum® instrument. Our primary uses of liquidity have been operating expenses, capital expenditures and our acquisition of certain assets. Cash flows from operations have been historically negative as we continue to invest in the development of our technology in NGPS. Going forward, we anticipate debt or equity offerings will be the primary source of funds to support our operating needs and capital expenditures until we reach scale of our commercial operations. We expect to incur negative operating cash flows on an annual basis for the foreseeable future until such time that we can scale our revenue growth.

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

As of March 31, 2024, we had cash and cash equivalents and investments in marketable securities totaling $235.4 million. Our future capital requirements may vary from those currently planned and will depend on various factors including the pace and success of product commercialization.

Our ongoing commercialization of Platinum® as well as our continuing research and development efforts to enhance our Platinum® instrument may require an accelerated amount of spending to enhance the sales and marketing teams, continue to drive development, and build inventory. Other factors that could accelerate cash needs include: (i) delays in achieving scientific and technical milestones, (ii) unforeseen capital expenditures and fabrication costs related to manufacturing for commercialization, (iii) changes we may make in our business or commercialization strategy, (iv) costs of running a public company, (v) other items affecting our forecasted level of expenditures and use of cash resources, including potential acquisitions, and (vi) increased product and service costs.

In August 2023, we filed a $150 million Shelf Registration Statement (the “Shelf Registration Statement”), which became effective on August 22, 2023.

In August 2023, we also entered into an Equity Distribution Agreement (“EDA”) with an outside placement agent (the “Agent”), under which we may, from time to time, sell shares of our Class A common stock under the ATM Offering. The Shelf Registration Statement includes a prospectus supplement covering the offering, issuance and sale of up to $75 million of our Class A common stock, from time to time, in at-the-market offerings through the Agent (the “ATM Offering”). The shares to be sold under the EDA may be issued and sold pursuant to the Shelf Registration Statement. The EDA also provides that the Agent will be entitled to compensation for its services in an amount up to 3.0% of the gross proceeds from the sales of shares sold through the Agent under the EDA. We have no obligation to sell any shares under the EDA and may at any time suspend solicitation and offers under the EDA. To date, we have not issued or sold any shares of our Class A common stock under the ATM Offering.

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

Contractual Obligations

We lease certain facilities and equipment under non-cancellable lease agreements that expire at various dates through 2032. As of March 31, 2024, the future payments, before adjustments for tenant incentives, under leases was approximately $30.0 million.

Licenses related to certain intellectual property

We license certain intellectual property, some of which may be utilized in our current or future product offerings. To preserve the right to use such intellectual property, we are required to make annual minimum fixed payments totaling approximately $0.1 million as well as royalties based on net sales if the royalties exceed annual minimum fixed payments.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited Condensed Consolidated Financial Statements, as well as expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Please refer to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 2. Summary of Significant Accounting Policies, in the accompanying notes to the unaudited Condensed Consolidated Financial Statements for a complete description of our significant accounting policies.

Recently Issued Accounting Pronouncements

Please refer to Note 2. Summary of Significant Accounting Policies, in the accompanying notes to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Inflation risk

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

Interest rate risk

As of March 31, 2024, our marketable securities are comprised primarily of investments in money market funds backed by U.S. government issued securities, U.S. Treasury bills, and high-quality corporate commercial paper. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Based on the short-term nature of our holdings, future interest rate changes are not expected to have a material impact on our marketable securities.

Foreign Currency Risk

Presently, we operate our business primarily within the United States, with limited sales outside the United States. To date, we have executed the majority of our transactions in U.S. dollars. In the future, we anticipate expanding into Europe and other locations outside the United States. This expansion may include transacting business in currencies other than the U.S. Dollar. Despite this, we anticipate conducting limited activity outside the U.S. Dollar in the near term, and therefore foreign currency translation risk is not expected to have a material impact on our Consolidated Financial Statements. However, the growth of our operations, scope of transactions outside the United States, and the use of currencies other than the U.S. Dollar may grow in the future, at which point it is possible foreign currency translation will have a material effect on our operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to managing our risk relating to fluctuations in currency rates.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, the Company is engaged in legal proceedings in the ordinary course of business. For further information on the Company’s legal proceedings, please refer to Note 15. Commitments and Contingencies, in the notes to the Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS.

Our business, results of operations, financial condition and cash flows are subject to various risks and uncertainties including the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024, and the risk factor described below.

We rely on certain contract manufacturers to manufacture and supply our instruments, components of our instruments, and certain components of our consumable offerings. If these manufacturers should fail or not perform satisfactorily, our ability to commercialize and supply our instruments and consumable offerings would be adversely affected.

We rely on certain contract manufacturers to manufacture and supply our instruments, components of our instruments, and certain components of our consumable offerings. Since most of our contracts with these manufacturers do not commit them to carry inventory or make available any particular quantities, these manufacturers may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. Further, if these manufacturers are unable to obtain critical components used in our instruments or supply our instruments on the timelines we require, our business and commercialization efforts would be harmed. For example, in November 2023 we began a process of transitioning the manufacturing of our Platinum® instrument to a new provider. Transitioning this process could take more time than anticipated and run into technical challenges, and may ultimately prove to be unsuccessful. If we are unable to begin manufacturing at this new contract manufacturer in a timely fashion, it will affect our ability to produce Platinum® instruments which would harm our research and development efforts and commercial operations.

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

10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2024, none of our officers or directors adopted, modified or terminated any such trading arrangements.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1+	Nonemployee Director Compensation Policy		Form 10-K (Exhibit 10.16)	2/29/2024	001-39486

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

+	Management contract or compensatory plan or arrangement.

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

QUANTUM-SI INCORPORATED

Date: May 9, 2024	By:	/s/ Jeffrey Hawkins
Jeffrey Hawkins
President and Chief Executive Officer

Date: May 9, 2024	By:	/s/ Jeffry Keyes
Jeffry Keyes
Chief Financial Officer and Treasurer