Form 10-Q
period 2024-06-30
Quantum-Si Inc
filed 2024-08-07
CIK 1816431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
Commission File Number: 001-39486
QUANTUM-SI INCORPORATED
(Exact name of registrant as specified in its charter)
_____________________________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2024, the registrant had 122,423,802 shares of Class A common stock outstanding and 19,937,500 shares of Class B common stock outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. The actual results may differ from its expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue,” and similar expressions (or the negative versions of such words or expressions) are intended to identify such forward-looking statements. These forward-looking statements include, without limitation, our expectations with respect to future performance and development and commercialization of products and services. The forward-looking statements are based on projections prepared by, and are the responsibility of, management and involve significant risks and uncertainties that could cause the actual results to differ materially from those discussed in the forward-looking statements. Most of these factors are outside our control and are difficult to predict. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the impact of pandemics or epidemics on our business;
•the inability to maintain the listing of our Class A common stock on The Nasdaq Stock Market LLC;
•changes in applicable laws or regulations;
•our ability to raise financing in the future;
•the success, cost and timing of our product development and commercialization activities;
•the commercialization and adoption of our existing products, including the Platinum® protein sequencing instrument, and the success of any product we may offer in the future;
•our ability to obtain and maintain regulatory approval for our products, and any related restrictions and limitations of any approved product;
•our ability to identify, in-license or acquire additional technology;
•our ability to maintain our existing lease, license, manufacture and supply agreements;
•our ability to compete with other companies currently marketing or engaged in the development or commercialization of products and services that serve customers engaged in proteomic analysis, many of which have greater financial and marketing resources than us;
•the size and growth potential of the markets for our products and services, and its ability to serve those markets once commercialized, either alone or in partnership with others;
•our estimates regarding future expenses, future revenue, capital requirements and needs for additional financing; and
•our financial performance.
These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, and in other filings that we make with the Securities and Exchange Commission. The risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$59,552	$133,860
Marketable securities	158,565	123,876
Accounts receivable, net of allowance of $0 and $0, respectively	598	368
Inventory	4,854	3,945
Prepaid expenses and other current assets	2,901	4,261
Total current assets	226,470	266,310
Property and equipment, net	16,211	16,275
Internally developed software, net	124	532
Operating lease right-of-use assets	13,248	14,438
Other assets	695	695
Total assets	$256,748	$298,250
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,379	$1,766
Accrued payroll and payroll-related costs	2,883	4,943
Accrued contracted services	1,645	1,519
Accrued expenses and other current liabilities	3,446	1,815
Current portion of operating lease liabilities	1,655	1,566
Total current liabilities	11,008	11,609
Warrant liabilities	478	1,274
Operating lease liabilities	11,991	13,737
Other long-term liabilities	11	11
Total liabilities	23,488	26,631

Commitments and contingencies (Note 15)

Stockholders’ equity
Class A Common stock, $0.0001 par value; 600,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 122,382,332 and 121,832,417 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	12	12
Class B Common stock, $0.0001 par value; 27,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 19,937,500 shares issued and outstanding as of June 30, 2024 and December 31, 2023	2	2
Additional paid-in capital	771,460	767,239
Accumulated other comprehensive loss	(7)	—
Accumulated deficit	(538,207)	(495,634)
Total stockholders’ equity	233,260	271,619
Total liabilities and stockholders’ equity	$256,748	$298,250
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue:
Product	$584	$187	$1,012	$438
Service	38	18	67	21
Total revenue	622	205	1,079	459

Cost of revenue	268	127	456	257

Gross profit	354	78	623	202
Operating expenses:
Research and development	14,381	15,834	26,482	34,001
Selling, general and administrative	12,424	11,136	23,952	22,314
Total operating expenses	26,805	26,970	50,434	56,315
Loss from operations	(26,451)	(26,892)	(49,811)	(56,113)
Dividend and interest income	2,887	2,483	6,461	4,702
(Loss) gain on marketable securities, net	—	(1,181)	—	1,761
Change in fair value of warrant liabilities	477	(310)	796	81
Other (expense) income, net	(12)	327	(19)	385
Loss before provision for income taxes	(23,099)	(25,573)	(42,573)	(49,184)
Provision for income taxes	—	—	—	—
Net loss	$(23,099)	$(25,573)	$(42,573)	$(49,184)

Net loss per common share attributable to common stockholders, basic and diluted	$(0.16)	$(0.18)	$(0.30)	$(0.35)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	141,939	141,507	141,856	140,897

Other comprehensive gain (loss):
Net unrealized gain on marketable securities, net of tax	$28	$—	$—	$—
Foreign currency translation adjustment	(2)	—	(7)	—
Total other comprehensive gain (loss), net of tax	26	—	(7)	—
Comprehensive loss	$(23,073)	$(25,573)	$(42,580)	$(49,184)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive (loss) gain	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2023	121,832,417	$12	19,937,500	$2	$767,239	$—	$(495,634)	$271,619
Common stock issued upon vesting of restricted stock units	46,572	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,645	—	—	1,645
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	(28)	—	(28)
Refund of issuance costs from 2021 Business Combination	—	—	—	—	14	—	—	14
Foreign currency translation	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(19,474)	(19,474)
Balance - March 31, 2024	121,878,989	$12	19,937,500	$2	$768,898	$(33)	$(515,108)	$253,771
Common stock issued upon exercise of stock options	96,069	—	—	—	136	—	—	136
Common stock issued upon vesting of restricted stock units	407,274	—	—	—	—	—	—	—
Net unrealized gain on marketable securities, net of tax	—	—	—	—	—	28	—	28
Stock-based compensation	—	—	—	—	2,426	—	—	2,426
Foreign currency translation	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(23,099)	(23,099)
Balance - June 30, 2024	122,382,332	$12	19,937,500	$2	$771,460	$(7)	$(538,207)	$233,260

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2022	120,006,757	$12	19,937,500	$2	$758,366	$(399,674)	$358,706
Common stock issued upon exercise of stock options and vesting of restricted stock units	1,552,583	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,908	—	3,908
Net loss	—	—	—	—	—	(23,611)	(23,611)
Balance - March 31, 2023	121,559,340	$12	19,937,500	$2	$762,274	$(423,285)	$339,003
Common stock issued upon exercise of stock options and vesting of restricted stock units	74,273	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,865	—	1,865
Net loss	—	—	—	—	—	(25,573)	(25,573)
Balance - June 30, 2023	121,633,613	$12	19,937,500	$2	$764,139	$(448,858)	$315,295

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(42,573)	$(49,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,448	1,893
Non-cash lease expense	1,190	944
(Gain) loss on marketable securities, net	—	(1,761)
(Accretion) amortization on marketable securities	(4,323)	—
(Gain) loss on disposal of fixed assets	—	(8)
Write-down of inventory	1,567	—
Change in fair value of warrant liabilities	(796)	(81)
Change in fair value of contingent consideration	—	(400)
Stock-based compensation	4,071	5,773
Other	22	—
Changes in operating assets and liabilities:
Accounts receivable, net	(230)	(327)
Inventory	(1,748)	(1,740)
Prepaid expenses and other current assets	886	(431)
Operating lease right-of-use assets	—	(83)
Other assets	—	(4)
Accounts payable	(105)	(1,952)
Accrued expenses and other current liabilities	(518)	(3,059)
Other long-term liabilities	(1,656)	32
Operating lease liabilities	4	(1,235)
Net cash used in operating activities	(41,761)	(51,623)
Cash flows from investing activities:
Purchases of property and equipment	(2,173)	(3,543)
Internally developed software - capitalized costs	(59)	(719)
Purchases of marketable securities	(208,788)	—
Sales and maturities of marketable securities	178,400	59,500
Net cash (used in) provided by investing activities	(32,620)	55,238
Cash flows from financing activities:
Proceeds from exercise of stock options	136	—
Deferred offering costs	(70)	—
Refund of issuance costs from 2021 Business Combination	14	—
Net cash provided by financing activities	80	—
Effect of exchange rate changes on cash and cash equivalents	(7)	—
Net increase in cash and cash equivalents	(74,308)	3,615
Cash and cash equivalents at beginning of period	133,860	84,319
Cash and cash equivalents at end of period	$59,552	$87,934
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$108	$—
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchased but not paid	$280	$811
Deferred offering costs payable	$75	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)
Note 1. Organization and Description of Business
Quantum-Si Incorporated (including its subsidiaries, the “Company” or “Quantum-Si”) was incorporated in Delaware on June 10, 2020 as HighCape Capital Acquisition Corp. The Company’s legal name became Quantum-Si Incorporated following a business combination on June 10, 2021 between the Company and Q-SI Operations Inc. (formerly Quantum-Si Incorporated) (the “Business Combination”), which was founded in 2013.
The Company is an innovative life sciences company with the mission of transforming single-molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell. The Company has developed a proprietary universal single-molecule detection platform that the Company is first applying to proteomics to enable Next-Generation Protein Sequencing™ (“NGPS”), the ability to sequence proteins in a massively parallel fashion (rather than sequentially, one at a time), and can be used for the study of nucleic acids. The Company’s platform is currently comprised of the Platinum® NGPS instrument, the Platinum Analysis Software service, reagent kits and semiconductor chips for use with its instruments.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The Condensed Consolidated Balance Sheet as of December 31, 2023 included herein was derived from the audited Consolidated Financial Statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP, on an annual reporting basis.
In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all normal recurring adjustments necessary to fairly state the financial position, results of operations, and cash flows for the interim periods. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2024, or any other period.
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
Although the Company does not expect to be significantly impacted by the conflicts in Ukraine or Israel and Gaza, the Company has experienced some constraints in product and material availability and increasing costs required to obtain some materials and supplies as a result of these conflicts on the global economy. To date, the Company’s business has not been materially impacted by the conflicts, however, as the conflicts continue or worsen, it may adversely impact the Company’s business, financial condition, results of operations and/or cash flows.

Concentration of Business Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and marketable securities. As of June 30, 2024 and December 31, 2023, the Company’s marketable securities consist of money market mutual funds, U.S. Treasury securities and commercial paper. The Company also maintains balances in certain operating accounts above federally insured limits and, as a result, the Company is exposed to credit risk in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation.
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
Use of Estimates
The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions about future events that may affect the amounts recorded in its Condensed Consolidated Financial Statements and accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates and assumptions. Significant estimates and assumptions include:
•valuation allowances with respect to deferred tax assets;
•inventory valuation;
•assumptions used for leases;
•valuation of warrant liabilities;
•assumptions associated with revenue recognition; and
•assumptions underlying the fair value used in the calculation of stock-based compensation.
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
Inventory valuation is established based on a number of factors including, but not limited to, finished goods not meeting product specifications, product excess and obsolescence, or application of the lower of cost or net realizable value concepts. The determination of events requiring the establishment of inventory valuation, together with the calculation of the amount of such adjustments may require judgment. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and, if needed, records a write-down of inventory to its estimated net realizable value in the period it is identified. For further discussion related to inventory, please refer to Note 5. Inventory.
Warrant Liabilities
The Company’s outstanding warrants include publicly traded warrants (the “Public Warrants”) and warrants sold in a private placement (the “Private Warrants”). The Public Warrants and Private Warrants meet the definition of a derivative, and the Company recorded these warrants as long-term liabilities in the Condensed Consolidated Balance Sheets at fair value upon initial recognition, with subsequent changes in their respective fair values recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss at each reporting date. For further discussion related to the Public Warrants and Private Warrants, please refer to Note 11. Warrant Liabilities.
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
The Company disaggregates revenue from contracts with customers by type of revenue. The Company believes product revenue and service revenue aggregate the customer types by nature, amount, timing and uncertainty of its revenue streams. Total revenue generated from domestic sales was $0.2 million and $0.1 million for the three months ended June 30, 2024 and June 30, 2023, respectively, and $0.4 million for each of the six months ended June 30, 2024 and June 30, 2023. Total revenue generated from international sales was $0.4 million and $0.1 million for the three months ended June 30, 2024 and June 30, 2023, respectively, and $0.7 million and $0.1 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

Deferred Revenue
Deferred revenue is a contract liability that consists of customer payments received in advance of performance or billings in excess of revenue recognized, net of revenue recognized from the balance at the beginning of the period.
Deferred revenue primarily consists of billings and payments received in advance of revenue recognition from service maintenance contracts including software subscription and advanced training, and is reduced as the revenue recognition criteria are met. Deferred revenue that will be recognized as revenue within the succeeding 12-month period is recorded as current and is included within Accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets. The portion of deferred revenue where revenue is expected to be recognized beyond 12 months from the reporting date is recorded as non-current deferred revenue and is included in Other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets.
As of both June 30, 2024 and December 31, 2023, the Company recorded $0.1 million of deferred revenue within Accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, amounts recorded within Other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets were immaterial. The Company expects to recognize approximately 55% of its remaining performance obligations as revenue for the remainder of the year ending December 31, 2024.
Stock-Based Compensation
Stock-based compensation expense for stock option grants with only service conditions is recognized on a straight-line basis over the requisite service period of the individual grants, which is generally the vesting period, based on the estimated grant date fair values. Stock-based compensation expense for stock option grants subject to performance conditions is recognized on an accelerated basis is recognized as though each vesting portion of the award was, in substance, a separate award.
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
•Expected Term: The expected term using the “simplified” method, which is the simple average of the vesting period and the contractual term.
•Risk-free Interest Rate: The risk-free interest rate for periods within the expected term of the awards is based on the U.S. Treasury yield curve in effect at the time of the grant.
•Expected Stock Price Volatility: The Company determined expected annual equity volatility based on a weighted average of the historical volatility of its Class A common stock and that of a selected peer group of comparable companies as the Company does not have a sufficient historical trading history of its own Class A common stock.
•Dividend Yield: Because the Company has never paid a dividend and does not expect to begin doing so in the foreseeable future, the Company assumes no dividend yield in valuing the stock-based awards.
•Exercise Price: The exercise price is taken directly from the grant notice issued to employees and nonemployees.

Recently Issued Accounting Pronouncements
In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements, which contains amendments to the Codification that remove references to various Concepts Statements. The amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. The amendments in this update are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact ASU 2024-02 may have on its Consolidated Financial Statements and disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands income tax disclosure requirements to include additional information related to the rate reconciliation of effective tax rates to statutory rates, as well as additional disaggregation of taxes paid in both U.S. and foreign jurisdictions. The amendments in ASU 2023-09 also remove disclosures related to certain unrecognized tax benefits and deferred taxes. The amendments are effective for fiscal years beginning after December 31, 2024, with early adoption permitted. The amendments may be applied prospectively or retrospectively. The Company is currently evaluating the impact ASU 2023-09 may have on its Consolidated Financial Statements and disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about significant segment expenses. In addition, the ASU clarified that single reportable segment entities must apply Topic 280 in its entirely. The ASU does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The ASU is required to be applied retrospectively to all periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact ASU 2023-07 may have on its Consolidated Financial Statements and disclosures.
Note 3. Investments in Marketable Securities
As of June 30, 2024 and December 31, 2023, the Company’s investments in marketable securities were determined to be available-for-sale securities. Gross unrealized gains or losses resulting from changes in the fair value of available-for-sale securities for the three and six months ended June 30, 2024 were immaterial. There were no such gains or losses for the three and six months ended June 30, 2023.
Dividend and interest income from marketable securities and realized and unrealized gain on marketable securities, net, related to the Company’s available-for-sale securities for the three and six months ended June 30, 2024 and trading securities for the three and six months ended June 30, 2023 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Dividend income from marketable securities	$368	$2,483	$1,343	$4,702
Interest income from marketable securities	$2,519	$—	$5,118	$—
(Loss) gain on marketable securities, net	$—	$(1,181)	$—	$1,761
The following is a summary of the Company’s available-for-sale securities recorded within Marketable securities in the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Amortized Costs	Gross Realized Gains	Gross Unrealized Gains	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$148,864	$—	$—	$148,864
Commercial paper	9,701	—	—	9,701
Total	$158,565	$—	$—	$158,565

	December 31, 2023
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$82,625	$15	$—	$82,640
Commercial paper	41,229	7	—	41,236
Total	$123,854	$22	$—	$123,876
The fair values of the Company’s available-for-sale securities included within Marketable securities in the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, by remaining contractual maturity, are as follows (in thousands):

	June 30, 2024
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$148,864	$—	$—	$148,864
Commercial paper	9,701	—	—	9,701
Total	$158,565	$—	$—	$158,565

	December 31, 2023
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$82,640	$—	$—	$82,640
Commercial paper	41,236	—	—	41,236
Total	$123,876	$—	$—	$123,876
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
The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The Company utilizes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
•Level 1: Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.
•Level 2: Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.
•Level 3: Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The carrying value of cash and cash equivalents, accounts payable and accrued expenses and other current liabilities approximates their fair values due to the short-term or on demand nature of these instruments. At June 30, 2024 and December 31, 2023, the Company’s investment portfolio included available-for-sale securities which were comprised of money market funds, U.S. treasury bills and commercial paper. The Company has U.S. Treasury bills and commercial papers that are classified as Level 2 due to the fair value for these instruments being determined by utilizing observable inputs in similar assets or identical assets in non-active markets. The fair value of certain of the U.S. Treasury bills transferred to Level 2 from Level 1 of the fair value hierarchy due to trading activity, observability and accessibility of the pricing information from the most active market of the investment.
Warrants are recorded as Warrant liabilities in the Condensed Consolidated Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented as Change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The Public Warrants and Private Warrants were carried at fair value as of June 30, 2024 and December 31, 2023. The Public Warrants were valued using Level 1 inputs as they are traded in an active market. The Private Warrants were valued using a binomial lattice model. The primary unobservable input utilized in determining the fair value of the Private Warrants was the expected volatility of the Company’s Class A common stock. The expected volatility was based on consideration of the implied volatility from the Company’s own Public Warrant pricing and on the historical volatility observed at guideline public companies. As of June 30, 2024, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 112.4%, (ii) risk-free interest rate of 4.70%, (iii) strike price of $11.50, (iv) fair value of Class A common stock of $1.05, and (v) expected life of 1.9 years. As of December 31, 2023, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 92.1%, (ii) risk-free interest rate of 4.10%, (iii) strike price of $11.50, (iv) fair value of Class A common stock of $2.01, and (v) expected life of 2.4 years.
There were no exercises or redemptions of the Public Warrants or Private Warrants during the three and six months ended June 30, 2024 and 2023.

The following table summarizes the Company’s assets and liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$20,343	$—	$—	$20,343
U.S. Treasury securities	9,095	27,650	—	36,745
Marketable securities:
U.S. Treasury securities	—	148,864	—	148,864
Commercial paper	—	9,701	—	9,701
Total assets at fair value on a recurring basis	$29,438	$186,215	$—	$215,653

Liabilities:
Public Warrants	$460	$—	$—	$460
Private Warrants	—	—	18	18
Total liabilities at fair value on a recurring basis	$460	$—	$18	$478

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$50,226	$—	$—	$50,226
U.S. Treasury securities	59,654	—	—	59,654
Commercial paper	—	19,436	—	19,436
Marketable securities:
U.S. Treasury securities	82,640	—	—	82,640
Commercial paper	—	41,236	—	41,236
Total assets at fair value on a recurring basis	$192,520	$60,672	$—	$253,192

Liabilities:
Public Warrants	$1,227	$—	$—	$1,227
Private Warrants	—	—	47	47
Total liabilities at fair value on a recurring basis	$1,227	$—	$47	$1,274
Note 5. Inventory
Inventory consists of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$1,626	$1,608
Work in progress	1,951	779
Finished goods	1,277	1,558
Total inventory	$4,854	$3,945

For the three and six months ended June 30, 2024, the Company recorded charges for inventory write-downs of $1.0 million and $1.6 million, respectively, in Research and Development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. There were no charges for inventory write-downs during the three and six months ended June 30, 2023.
Note 6. Property and Equipment, Net
Property and equipment, net, consists of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Laboratory and production equipment	$16,349	$14,727
Computer equipment	1,721	1,707
Purchased software	188	188
Furniture and fixtures	325	310
Leasehold improvements	7,226	6,948
Construction in process	2,655	2,438
Subtotal	28,464	26,318
Less: Accumulated depreciation and amortization	(12,253)	(10,043)
Property and equipment, net	$16,211	$16,275
Depreciation and amortization expense is included within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Depreciation and amortization expense was $1.4 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively, and $2.4 million and $1.8 million for the six months ended June 30, 2024 and 2023, respectively. No impairments were recorded for the three and six months ended June 30, 2024 or 2023.
Note 7. Leases
Lease-related costs for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating lease cost	$864	$1,006	$1,728	$1,988
Variable lease cost	392	287	828	681
Total lease cost	$1,256	$1,293	$2,556	$2,669

Future minimum lease payments under non-cancellable leases as of June 30, 2024 are as follows (dollars in thousands):

Remaining Lease Payments
Remainder of 2024	$2,241
2025	4,527
2026	4,585
2027	4,549
2028	2,975
Thereafter	10,052
Total remaining undiscounted lease payments	$28,929
Less: Imputed interest	(6,179)
Less: Lease incentives(1)	(9,104)
Total lease liabilities	13,646
Less: current portion	(1,655)
Long-term operating lease liabilities	$11,991
Weighted-average remaining lease term (in years)	5.9
Weighted-average discount rate	7.9%
(1)Includes lease incentives that may be realized in 2024 for the costs of leasehold improvements.
The following table provides certain cash flow and supplemental cash flow information related to the Company’s right-of-use assets and lease liabilities for the six months ended June 30, 2024 and 2023 (in thousands):

	Six months ended June 30,
	2024	2023
Operating cash paid to settle operating lease liabilities	$2,196	$2,119
Right-of-use assets obtained in exchange for lease liabilities	$—	$83
In December 2021, the Company signed a 10-year lease for approximately 67,000 square feet of space in New Haven, Connecticut. The lease commenced on January 8, 2022 with rent payments beginning on July 7, 2022. Under the lease, the landlord contractually agreed to reimburse the Company for up to $9.1 million in improvements to the space, to be used for such improvements as the Company deems “necessary or desirable”. On September 13, 2022, the Company filed a lawsuit against the landlord, alleging that the landlord has: (i) refused to reimburse the Company for costs related to improvements already incurred and submitted, (ii) delayed the Company’s completion of improvements, in order to avoid reimbursing the costs of those improvements, and (iii) improperly rejected the Company’s proposed improvement plans. The Company accounted for these lease incentives as an offset to the lease liability recorded at the inception of the lease. Although the Company believes it is contractually entitled to the $9.1 million of lease incentives, based on the current status of the litigation, the Company cannot determine the likely outcome or estimate the impact on such carrying values.
The Company incurred and recognized total leasehold improvements of approximately $1.2 million and $1.6 million related to reimbursable construction costs which are included in construction in progress within Property and equipment, net, on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively.

Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Restructuring costs	$6	$519
Severance costs	169	—
Legal fees	1,619	979
Royalties	122	123
Other	1,530	194
Total accrued expenses and other current liabilities	$3,446	$1,815
Note 9. Stock-based Compensation
Equity Incentive Plan
The Quantum-Si Incorporated 2021 Equity Incentive Plan (the “2021 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2021 Plan. As of June 30, 2024, there were 13,055,792 shares available for future grant under the 2021 Plan.
Inducement Equity Incentive Plan
On May 8, 2023, the Company adopted the 2023 Inducement Equity Incentive Plan (the “2023 Inducement Plan”) to reserve 3,000,000 shares of its Class A common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the 2023 Inducement Plan are substantially similar to those of the 2021 Plan. As of June 30, 2024, there were 60,250 shares remaining available for issuance under the 2023 Inducement Plan.
Stock Options
The Company recorded $1.8 million and $2.3 million for stock-based compensation related to stock options for the three months ended June 30, 2024 and 2023, respectively, and $3.1 million and $4.6 million for the six months ended June 30, 2024 and 2023, respectively.
The Company estimates and records the compensation cost associated with the grants described above with an offsetting entry to paid-in capital. The Company utilized the Black-Scholes option pricing model for determining the estimated fair value for service or performance-based stock awards where performance is not tied to market conditions. The Black-Scholes option pricing model requires the use of subjective assumptions which determine the fair value of stock-based awards.
The fair value of each stock option award granted during the six months ended June 30, 2024 was estimated as of the grant date using a Black-Scholes model with the following assumptions:

Six months ended June 30, 2024
Expected term (in years)	5.0
Risk-free interest rate	4.6% - 5.2%
Expected volatility	82.0% - 83.0%
Expected dividend yield	—
Weighted average grant date fair value per share	$1.19

A summary of the stock option activity for the six months ended June 30, 2024 is presented in the table below:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	22,511,900	$2.79	8.2	$3,194
Granted	1,547,306	1.76
Exercised	(96,069)	1.41
Forfeited	(882,581)	2.85
Expired	(93,400)	$2.31
Outstanding at June 30, 2024	22,987,156	$2.73	8.1	$124
Options exercisable at June 30, 2024	9,280,378	$3.31	6.7	$124
Vested and expected to vest at June 30, 2024	19,687,318	$2.79	7.9	$124
Modification of Performance Stock Options
In November 2022 and May 2023, the Company granted 2,780,000 and 1,000,000 performance-based stock option awards to its Chief Executive Officer and Chief Financial Officer, respectively. The vesting of these awards are subject to continued service to the Company and certain market conditions. The market conditions require the Company’s Class A common stock trade above specified levels for certain periods of time. The fair values of the awards were estimated at the grant date using the Monte Carlo simulation model.
On March 15, 2024, the market conditions that trigger the vesting of these performance-based stock option awards were modified. The modified market conditions require the Company’s Class A common stock to trade above specified levels for certain defined periods of time that are different from the original awards. The Company accounted for the modifications as modifications of market conditions. The total incremental stock-based compensation expense to be recognized for these awards is approximately $2.4 million within Selling, general and administrative operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Incremental stock-based compensation expense for each of the three and six months ended June 30, 2024 was $0.2 million. There were no such modifications to performance-based stock option awards for the three and six months ended June 30, 2023.
Restricted Stock Units
The Company recorded expense of $0.7 million and a reversal of $0.5 million for stock-based compensation expense related restricted stock unit (“RSU”) awards for the three months ended June 30, 2024 and 2023, respectively, and expense of $1.0 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively. The three and six months ended June 30, 2023 included a reversal of stock-based compensation expense for the Company’s former Chief Financial Officer and certain members of the Company’s board of directors (the “Board”) as the service condition of certain awards previously granted were not met.
A summary of the RSU activity for the six months ended June 30, 2024 is presented in the table below:

	Number of Shares Underlying RSUs	Weighted Average Grant-Date Fair Value
Outstanding non-vested RSUs at December 31, 2023	847,169	$2.68
Granted	6,329,373	1.69
Vested	(453,846)	2.92
Forfeited	(352,997)	1.80
Outstanding non-vested RSUs at June 30, 2024	6,369,699	1.73

The Company’s stock-based compensation is allocated to the following operating expense categories as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Research and development	$768	$1,085	$1,258	$2,052
Selling, general and administrative	1,658	780	2,813	3,721
Total stock-based compensation	$2,426	$1,865	$4,071	$5,773
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
The following table presents the calculations for the three and six months ended June 30, 2024 and 2023 of basic and diluted net loss per share for the Company’s common stock (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator
Net loss	$(23,099)	$(25,573)	$(42,573)	$(49,184)
Numerator for basic and diluted EPS - loss attributable to common stockholders	$(23,099)	$(25,573)	$(42,573)	$(49,184)
Denominator
Common stock	141,939	141,507	141,856	140,897
Denominator for basic and diluted EPS - weighted-average common stock	141,939	141,507	141,856	140,897
Basic and diluted net loss per share	$(0.16)	$(0.18)	$(0.30)	$(0.35)
Additionally, net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive.
The following potential dilutive shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive for the three and six months ended June 30, 2024 and 2023 (in thousands):

	June 30,
	2024	2023
Outstanding options to purchase common stock	22,987,156	27,194,585
Outstanding restricted stock units	6,369,699	469,492
Outstanding warrants	3,968,319	3,968,319
	33,325,174	31,632,396
Note 11. Warrant Liabilities
Public Warrants
As of June 30, 2024 and December 31, 2023, there were an aggregate of 3,833,319 outstanding Public Warrants, which entitle the holder to acquire Class A common stock. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment as discussed below, beginning on September 9, 2021. The warrants will expire on June 10, 2026 or earlier upon redemption or liquidation.

Redemptions
At any time while the warrants are exercisable, the Company may redeem not less than all of the outstanding Public Warrants:
• in whole and not in part;
•at a price of $0.01 per warrant;
•upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
•if, and only if, the closing price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.
If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Public Warrants at $0.01 per warrant, each holder of Public Warrants will be entitled to exercise their Public Warrants held prior to the scheduled redemption date.
If the Company calls the Public Warrants for redemption for $0.01 as described above, the Board may elect to require any holder that wishes to exercise his, her or its Public Warrants to do so on a “cashless basis.” If the Board makes such election, all holders of Public Warrants would pay the exercise price by surrendering their warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” over the exercise price of the warrants by (y) the “fair market value”. For purposes of the redemption provisions of the warrants, the “fair market value” means the average last reported sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.
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
Private Warrants
As of June 30, 2024 and December 31, 2023, there were 135,000 Private Warrants outstanding. The Private Warrants are identical to the Public Warrants, except that so long as they are held by HighCape Capital Acquisition LLC or any of its permitted transferees, (i) the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or saleable until 30 days after the completion of the Business Combination, (ii) the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and (iii) the Private Warrants are not subject to the Company’s redemption option at the price of $0.01 per warrant. The Private Warrants are subject to the Company’s redemption option at the price of $0.01 per warrant, provided that the other conditions of such redemption are met, as described above. If the Private Warrants are held by a holder other than HighCape Capital Acquisition LLC or any of its permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants.
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
The fair value of warrant liabilities was $0.5 million and $1.3 million as of June 30, 2024 and December 31, 2023, respectively. The Company recognized a gain of $0.5 million and a loss of $0.3 million as a Change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended

June 30, 2024 and 2023, respectively. The Company recognized gains of $0.8 million and $0.1 million as a Change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2024 and 2023, respectively. There were no exercises or redemptions of the Public Warrants or Private Warrants during the three and six months ended June 30, 2024 or 2023.
Note 12. Restructuring
The Company committed to organizational restructurings during the first and third quarters of 2023, designed to decrease its costs and create a more streamlined organization to support its business. As of December 31, 2023, the Company recorded a restructuring liability of $0.5 million which is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. As of June 30, 2024, the restructuring liability recorded was immaterial.
The Company’s restructuring costs, primarily for cash severance and other severance costs, are allocated to the following operating expense categories as follows (in thousands):

	Research and development	Selling, general and administrative	Total
Balance as of December 31, 2023	$513	$6	$519
Restructuring charges incurred(1)	131	—	131
Cash payments and other adjustments(1)	(422)	(6)	(428)
Balance as of March 31, 2024	222	—	222
Cash payments and other adjustments(1)	(216)	—	(216)
Balance as of June 30, 2024	$6	$—	$6
Current liabilities			$6
Long-term liabilities			—
Total liabilities as of June 30, 2024			$6
(1) Restructuring charges incurred and Cash payments and other adjustments include non-cash charges related to stock-based compensation expenses.
As of March 31, 2024, the Company’s restructuring activities are complete. The Company does not expect to incur additional charges associated with these activities.
Note 13. Income Taxes
Income taxes for the three and six months ended June 30, 2024 and 2023 were recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, if they occur. The Company’s estimated annual effective tax rate for each of the three and six months ended June 30, 2024 and 2023 was 0.0%. The primary reconciling items between the federal statutory rate of 21.0% and the Company’s overall effective tax rate of 0.0% for these periods were related to stock-based compensation and the valuation allowance recorded against the full amount of the Company’s net deferred tax assets.
A valuation allowance is required when it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of sufficient future taxable income during the period in which the Company’s related temporary differences become deductible. Management believes that based on the earnings history of the Company, it is more likely than not that the benefits of these assets will not be realized, and therefore, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of June 30, 2024 and December 31, 2023.
Note 14. Related Party Transactions
Effective as of February 17, 2021, legacy Quantum-Si entered into a Master Services Agreement (“MSA”) with 4Catalyzer Corporation (“4C”), a company controlled by Dr. Jonathan Rothberg, a member of the Board, pursuant to which the Company may engage 4C to provide services such as general administration, facilities, information technology, financing, legal, human resources and other services, through future statements of work and under terms and conditions to be determined by the parties with respect to any services to be provided. The Company incurred expenses payable to 4C of $0.1 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.1 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively. These expenses included amounts for month-to-month sublease arrangements for office and laboratory spaces from 4C and certain administrative expenses. These amounts are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Effective October 1, 2022, the Company entered into a Protein Engineering Collaboration (the “New Collaboration”) with Protein Evolution, Inc. (“PEI”) to develop technology and methods in the field of nanobodies and potentially other binders to produce novel biological reagents and related data. Dr. Rothberg serves as a member of the board of directors of PEI and the Rothberg family are controlling stockholders of PEI. As of June 30, 2024 and December 31, 2023, the amount due from PEI to the Company related to the New Collaboration was $0.1 million and $0.3 million, respectively. The New Collaboration was terminated effective May 1, 2024.
Effective November 1, 2022, the Company entered into an Advisory Agreement with Dr. Rothberg (the “Advisory Agreement”), pursuant to which Dr. Rothberg serves as a member of the Board, advises the Chief Executive Officer and the Board on strategic matters, and provides consulting, business development and similar services on matters relating to the Company’s current, future and potential scientific and strategic initiatives and such other consulting services reasonably requested from time to time. Pursuant to the Advisory Agreement, as compensation for the services provided thereunder, in March 2023, the Company granted Dr. Rothberg an option to purchase 250,000 shares of Class A common stock pursuant to the 2021 Plan.
Note 15. Commitments and Contingencies
Commitments
Licenses related to certain intellectual property:
The Company licenses certain intellectual property, some of which may be utilized in its current or future product offerings. To preserve the right to use such intellectual property, the Company is required to make annual minimum fixed payments totaling approximately $0.1 million as well as royalties based on net sales if the royalties exceed annual minimum fixed payments. As of June 30, 2024 and December 31, 2023, the Company had accrued royalties of approximately $0.1 million included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
Other commitments:
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees (the “401(k) Plan”). Contributions to the 401(k) Plan are discretionary. The Company did not make any matching contributions to the 401(k) Plan for the three and six months ended June 30, 2024 and 2023.
Contingencies
The Company is subject to claims in the ordinary course of business. The Company accrues contingent liabilities to the extent the liability is probable and estimable.

On May 16, 2024, a punitive class action lawsuit was filed in the Delaware Court of Chancery, styled Farzad v. HighCape Capital, et al. (the “Delaware Stockholder Litigation”). The Delaware Stockholder Litigation asserts breach of fiduciary duty claims against the former officers and directors of HighCape Capital Acquisition Corp., including Kevin Rakin, Matt Zuga, David Colpman, Robert Taub and Antony Loebel, HighCape Capital Acquisition LLC and HighCape Capital L.P., aiding and abetting breach of fiduciary duty claims against Foresite Capital Management, LLC and Dr. Rothberg, and unjust enrichment claims against all defendants related to the Business Combination. The Delaware Stockholder Litigation complaint alleges that the transactions contemplated by the Business Combination were a product of an unfair process which was allegedly impacted by conflicts of interest, resulting in mispricing of the Business Combination. The complaint seeks, among other things, unspecified damages and attorneys’ fees and costs. There is no assurance that defendants will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. At the time of this filing the outcome of this matter is not estimable or probable.
In April 2023, the Company informed the contract manufacturer that had manufactured its Platinum® and Carbon™ instruments that it intended to wind down the relationship and transition to a different contract manufacturer. In October 2023, the former contract manufacturer filed a complaint against the Company in the State of Texas alleging breach of contract and made claims for economic damage and attorney costs. In January 2024, the suit was withdrawn and refiled in the State of Minnesota alleging similar claims. Although it is not possible to determine the potential financial exposure associated with the alleged claim at this time given its early stage, the Company believes it has a meritorious defense and intends to vigorously defend against all claims asserted in the complaint. At the time of this filing the outcome of this matter is not estimable or probable.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with (i) the unaudited Condensed Consolidated Financial Statements and notes thereto contained in this Quarterly Report on Form 10-Q, (ii) the Consolidated Financial Statements and notes thereto for the year ended December 31, 2023 contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024, and (iii) our other public reports filed with the SEC. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” or “Quantum-Si” are intended to mean the business and operations of Quantum-Si Incorporated and its consolidated subsidiaries. The unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2024 and 2023, respectively, present the financial position and results of operations of Quantum-Si Incorporated and its consolidated subsidiaries.
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

Results of Operations for the Three and Six Months Ended June 30, 2024 as Compared to the Three and Six Months Ended June 30, 2023
The following table presents the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue:
Product	$584	$187	$397	212.3%	$1,012	$438	$574	131.1%
Service	38	18	20	111.1%	67	21	46	219.0%
Total revenue	622	205	417	203.4%	1,079	459	620	135.1%

Cost of revenue	268	127	141	111.0%	456	257	199	77.4%

Gross profit	354	78	276	353.8%	623	202	421	208.4%
Operating expenses:
Research and development	14,381	15,834	(1,453)	(9.2)%	26,482	34,001	(7,519)	(22.1)%
Selling, general and administrative	12,424	11,136	1,288	11.6%	23,952	22,314	1,638	7.3%
Total operating expenses	26,805	26,970	(165)	(0.6)%	50,434	56,315	(5,881)	(10.4)%
Loss from operations	(26,451)	(26,892)	441	(1.6)%	(49,811)	(56,113)	6,302	(11.2)%
Dividend and interest income	2,887	2,483	404	16.3%	6,461	4,702	1,759	37.4%
(Loss) gain on marketable securities, net	—	(1,181)	1,181	(100.0)%	—	1,761	(1,761)	(100.0)%
Change in fair value of warrant liabilities	477	(310)	787	(253.9)%	796	81	715	882.7%
Other income (expense), net	(12)	327	(339)	(103.7)%	(19)	385	(404)	(104.9)%
Loss before provision for income taxes	(23,099)	(25,573)	2,474	(9.7)%	(42,573)	(49,184)	6,611	(13.4)%
Provision for income taxes	—	—	—	nm	—	—	—	nm
Net loss	$(23,099)	$(25,573)	$2,474	(9.7)%	$(42,573)	$(49,184)	$6,611	(13.4)%
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
Cost of revenue primarily consists of product and service costs including material costs, personnel costs and benefits, inbound and outbound freight, packaging, warranty replacement costs, royalty costs, facilities costs, depreciation and amortization expense, and inventory write-offs.
Revenue, Cost of revenue and Gross profit for the three and six months ended June 30, 2024 and 2023 are as follows (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Total revenue	$622	$205	$417	203.4%	$1,079	$459	$620	135.1%
Cost of revenue	268	127	141	111.0%	456	257	199	77.4%
Gross profit	$354	$78	$276	353.8%	$623	$202	$421	208.4%
Gross profit margin	56.9%	38.0%			57.7%	44.0%
Total revenue for the sale of Platinum® instruments, related reagent kits and service maintenance contracts increased $0.4 million, or 203.4%, and $0.6 million, or 135.1%, for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023.
Cost of revenue increased $0.1 million, or 111.0%, and $0.2 million, or 77.4% for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023.
Gross profit increased $0.3 million, or 353.8%, and $0.4 million, or 208.4%, for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023.
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
Research and development expenses for the three and six months ended June 30, 2024 and 2023 are as follows (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Research and development	$14,381	$15,834	$(1,453)	(9.2)%	$26,482	$34,001	$(7,519)	(22.1)%
Research and development expenses decreased by $1.5 million, or 9.2%, for the three months ended June 30, 2024, when compared to the same period in 2023. This decrease was primarily due to a $2.2 million decrease in payroll and payroll-related costs, primarily driven by restructuring activities that occurred in the three months ended June 30, 2023. The decrease was partially offset by an increase of $0.7 million in laboratory supplies expense.
Research and development expenses decreased by $7.5 million, or 22.1%, for the six months ended June 30, 2024, when compared to the same period in 2023. This decrease was primarily due to a $4.1 million decrease in fabrication and outsourced services, a $4.0 million decrease in payroll and payroll-related costs and a $0.8 million decrease in stock-based compensation expense. The decrease in payroll and payroll-related costs were primarily driven by restructuring activities that occurred in 2023 and a decrease in personnel costs that were capitalized for the six months ended June 30, 2023. These decreases were partially offset by a $1.3 million increase in laboratory supplies expense and an $0.8 million increase in depreciation and amortization expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of personnel costs and benefits, stock-based compensation, patent and filing fees, consulting and professional services, legal and accounting services, facilities costs, depreciation and amortization expense, insurance and office expenses, product advertising and marketing.
Selling, general and administrative expenses for the three and six months ended June 30, 2024 and 2023 are as follows (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Selling, general and administrative	$12,424	$11,136	$1,288	11.6%	$23,952	$22,314	$1,638	7.3%
Selling, general and administrative expenses increased $1.3 million, or 11.6%, for the three months ended June 30, 2024, when compared to the same period in 2023. This increase was primarily due to a $0.9 million increase in stock-based compensation expense, a $0.4 million increase in outsourced services, a $0.3 million increase in legal expense, a $0.3 million increase in tax expense and a $0.2 million increase in trade show and other marketing-related expenses. These increases were partially offset by a $0.9 million decrease in professional services and consulting fees and a $0.3 million decrease in insurance costs.
Selling, general and administrative expenses increased $1.6 million, or 7.3%, for the six months ended June 30, 2024, when compared to the same period in 2023. The increase was primarily due to a $1.2 million increase in legal fees, a $0.8 million increase in payroll and payroll-related costs, a $0.7 million increase in trade show and other marketing-related expenses, a $0.5 million increase in outsourced services and a $0.4 million increase in tax expense. These increases were partially offset by a decrease of $1.0 million in professional services and consulting fees, a $0.9 million decrease in stock-based compensation expense, and a $0.7 million decrease in insurance costs.
Dividend and Interest Income
In 2024, dividend and interest income is derived primarily from fixed income securities and money market mutual funds. In 2023, dividend and interest income was derived from mutual funds.
Dividend and interest income for the three and six months ended June 30, 2024 and 2023 are as follows (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Dividend and interest income	$2,887	$2,483	$404	16.3%	$6,461	$4,702	$1,759	37.4%
Dividend and interest income increased by $0.4 million and $1.8 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. This increase was a result of higher dividends and interest earned on invested balances in marketable securities.

(Loss) Gain on Marketable Securities, Net
(Loss) gain on marketable securities, net, for the three and six months ended June 30, 2024 and 2023 is as follows (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
(Loss) gain on marketable securities, net	$—	$(1,181)	$1,181	(100.0)%	$—	$1,761	$(1,761)	(100.0)%
There was no (Loss) gain on marketable securities, net, for the three and six months ended June 30, 2024 as compared to a loss of $1.2 million and a gain of $1.8 million for the same periods in 2023, respectively. The prior year losses and gains were primarily related to market adjustments of investments in marketable securities, which consisted of fixed income mutual funds.
Change in Fair Value of Warrant Liabilities
The warrant liabilities were recorded at fair value as part of the business combination between HighCape Capital Acquisition LLC and Quantum-Si Incorporated in June 2021 (the “Business Combination”). Change in fair value of warrant liabilities primarily consists of the change in the fair value of our Public Warrants and Private Warrants.
Change in warrant liabilities for the three and six months ended June 30, 2024 and 2023 is as follows (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Change in fair value of warrant liabilities	$477	$(310)	$787	(253.9)%	$796	$81	$715	882.7%
The change in fair value of warrant liabilities decreased $0.5 million for the three months ended June 30, 2024 compared to an increase of $0.3 million for the same period of 2023. The change in fair value of warrant liabilities decreased $0.8 million for the six months ended June 30, 2024 compared to a decrease of $0.1 million for the same period of 2023. These fluctuations were primarily driven by the change in the underlying trading price of our Class A common stock during the periods reported.
Other (Expense) Income, Net
Other (expense) income, net, for the three and six months ended June 30, 2024 and 2023 is as follows (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Other income (expense), net	$(12)	$327	$(339)	(103.7)%	$(19)	$385	$(404)	(104.9)%
Other (expense) income, net, decreased $0.3 million, or 104%, and $0.4 million, or 105%, for the three and six months ended June 30, 2024 as compared to the same periods in 2023. This decrease was primarily due to a $0.4 million decrease in the fair value of contingent consideration associated with the 2021 acquisition of Majelac Technologies LLC.

Liquidity and Capital Resources
The following table presents a summary of our consolidated cash flows for operating, investing, and financing activities for the six months ended June 30, 2024 and 2023 (in thousands):

	Six months ended June 30,
	2024	2023
Net cash used in operating activities	$(41,761)	$(51,623)
Net cash (used in) provided by investing activities	(32,620)	55,238
Net cash provided by financing activities	80	—
Effect of exchange rate changes on cash and cash equivalents	(7)	—
Net increase in cash and cash equivalents	$(74,308)	$3,615
Net cash used in operating activities
The net cash used in operating activities during the six months ended June 30, 2024 was $41.8 million compared to $51.6 million for the same period in 2023. This $9.8 million decrease in cash used was primarily driven by our operating results which resulted in a $4.4 million decrease in net cash used year-over-year as well as a decrease of $5.4 million in net cash used resulting from changes in operating assets and liabilities. Timing of cash receipts and cash payments in the ordinary course of business caused operating cash flow to fluctuate from period to period.
Net cash provided by investing activities
During the six months ended June 30, 2024, net cash used in investing activities was $32.6 million compared to net cash provided by investing activities of $55.2 million for the same period in 2023. This change was primarily due to an increase in cash used for purchases of marketable securities of $208.8 million as well as a $118.9 million increase in proceeds from the sales and maturities of marketable securities.
Net cash provided by financing activities
During the six months ended June 30, 2024, net cash used in financing activities was $0.1 million. The net cash used primarily consisted of proceeds from the exercise of stock options offset by deferred offering costs paid for the Shelf Registration Statement and the ATM Offering, both of which are defined and described below. There were no financing activities during the six months ended June 30, 2023.
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
As of June 30, 2024, we had cash and cash equivalents and investments in marketable securities totaling $218.1 million. Our future capital requirements may vary from those currently planned and will depend on various factors including the pace and success of product commercialization.
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
In August 2023, we filed a $150 million Shelf Registration Statement (the “Shelf Registration Statement”), which became effective on August 22, 2023.
In August 2023, we also entered into an Equity Distribution Agreement (“EDA”) with an outside placement agent (the “Agent”), under which we may, from time to time, sell shares of our Class A common stock under the ATM Offering (as defined below). The Shelf Registration Statement includes a prospectus supplement covering the offering, issuance and sale of up to $75 million of our Class A common stock, from time to time, in at-the-market offerings through the Agent (the “ATM Offering”). The shares to be sold under the EDA may be issued and sold pursuant to the Shelf Registration Statement. The EDA also provides that the Agent will be entitled to compensation for its services in an amount up to 3.0% of the gross proceeds from the sales of shares sold through the Agent under the EDA. We have no obligation to sell any shares under the EDA and may at any time suspend solicitation and offers under the EDA. To date, we have not issued or sold any shares of our Class A common stock under the ATM Offering.
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
Capital Expenditures
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
Contractual Obligations
We lease certain facilities and equipment under non-cancellable lease agreements that expire at various dates through 2032. As of June 30, 2024, future lease payments, before adjustments for tenant incentives, was approximately $28.9 million.
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
Interest rate risk
As of June 30, 2024, our marketable securities are comprised primarily of investments in money market funds backed by U.S. government issued securities, U.S. Treasury bills, and high-quality corporate commercial paper. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Based on the short-term nature of our holdings, future interest rate changes are not expected to have a material impact on our marketable securities.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
From time to time, the Company is engaged in legal proceedings in the ordinary course of business. For further information on the Company’s legal proceedings, please refer to Note 15. Commitments and Contingencies, in the notes to the Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
Our business, results of operations, financial condition and cash flows are subject to various risks and uncertainties including the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 9, 2024. There have been no material changes from the risk factors previously disclosed.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2024, none of our officers or directors adopted, modified or terminated any such trading arrangements.
ITEM 6.    EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1	Second Amended and Restated Certificate of Incorporation of Quantum-Si Incorporated, as amended	X

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
*The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Quantum-Si Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of such Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM-SI INCORPORATED

Date: August 7, 2024	By:	/s/ Jeffrey Hawkins
Jeffrey Hawkins
President and Chief Executive Officer

Date: August 7, 2024	By:	/s/ Jeffry Keyes
Jeffry Keyes
Chief Financial Officer and Treasurer