Form 10-Q
period 2024-09-30
Quantum-Si Inc
filed 2024-11-12
CIK 1816431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2024, the registrant had 122,775,352 shares of Class A common stock outstanding and 19,937,500 shares of Class B common stock outstanding.

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
•the impact of international conflicts, pandemics or epidemics on our business;
•the inability to maintain the listing of our Class A common stock on The Nasdaq Stock Market LLC;
•changes in applicable laws or regulations;
•our ability to raise financing in the future;
•the success, cost and timing of our product development and commercialization activities;
•the commercialization and adoption of our existing products, including the Platinum® protein sequencing instrument, and the success of any product we may offer in the future;
•our ability to obtain and maintain regulatory approval for our products, and any related restrictions and limitations of any approved product;
•our ability to identify, in-license or acquire additional technology;
•our ability to maintain our existing lease, license, manufacture and supply agreements;
•our ability to compete with other companies currently marketing or engaged in the development or commercialization of products and services that serve customers engaged in proteomic analysis, many of which have greater financial and marketing resources than us;
•the size and growth potential of the markets for our products and services, and our ability to serve those markets once commercialized, either alone or in partnership with others;
•our estimates regarding future expenses, future revenue, capital requirements and needs for additional financing; and
•our financial performance.
These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and this Quarterly Report on Form 10-Q, and in other filings that we make with the Securities and Exchange Commission. The risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$42,268	$133,860
Marketable securities	154,076	123,876
Accounts receivable, net of allowance of $0 and $0, respectively	1,022	368
Inventory	4,091	3,945
Prepaid expenses and other current assets	4,371	4,261
Total current assets	205,828	266,310
Property and equipment, net	16,254	16,275
Internally developed software, net	—	532
Operating lease right-of-use assets	13,677	14,438
Other assets	695	695
Total assets	$236,454	$298,250
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,153	$1,766
Accrued payroll and payroll-related costs	4,603	4,943
Accrued contracted services	2,133	1,519
Accrued expenses and other current liabilities	2,839	1,815
Current portion of operating lease liabilities	3,614	1,566
Total current liabilities	15,342	11,609
Warrant liabilities	357	1,274
Operating lease liabilities	10,211	13,737
Other long-term liabilities	24	11
Total liabilities	25,934	26,631

Commitments and contingencies (Note 15)

Stockholders’ equity
Class A Common stock, $0.0001 par value; 600,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 122,775,352 and 121,832,417 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	12	12
Class B Common stock, $0.0001 par value; 27,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 19,937,500 shares issued and outstanding as of September 30, 2024 and December 31, 2023	2	2
Additional paid-in capital	773,873	767,239
Accumulated other comprehensive loss	153	—
Accumulated deficit	(563,520)	(495,634)
Total stockholders’ equity	210,520	271,619
Total liabilities and stockholders’ equity	$236,454	$298,250
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue:
Product	$764	$216	$1,776	$654
Service	23	7	90	28
Total revenue	787	223	1,866	682

Cost of revenue	420	115	876	372

Gross profit	367	108	990	310
Operating expenses:
Research and development	16,171	16,587	42,653	50,588
Selling, general and administrative	12,284	10,696	36,236	33,010
Total operating expenses	28,455	27,283	78,889	83,598
Loss from operations	(28,088)	(27,175)	(77,899)	(83,288)
Dividend and interest income	2,688	2,572	9,149	7,274
Unrealized gain on trading securities	—	1,953	—	8,302
Realized loss on trading securities	—	(1,901)	—	(6,489)
Change in fair value of warrant liabilities	121	(162)	917	(81)
Other income (expense), net	9	(15)	(10)	370
Loss before provision for income taxes	(25,270)	(24,728)	(67,843)	(73,912)
Provision for income taxes	(43)	—	(43)	—
Net loss	$(25,313)	$(24,728)	$(67,886)	$(73,912)

Net loss per common share attributable to common stockholders, basic and diluted	$(0.18)	$(0.17)	$(0.48)	$(0.52)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	142,399	141,660	142,039	141,154

Other comprehensive gain (loss):
Net unrealized gain on marketable securities, net of tax	$163	$—	$163	$—
Foreign currency translation adjustment	(3)	—	(10)	—
Total other comprehensive gain, net of tax	160	—	153	—
Comprehensive loss	$(25,153)	$(24,728)	$(67,733)	$(73,912)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive (loss) gain	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2023	121,832,417	$12	19,937,500	$2	$767,239	$—	$(495,634)	$271,619
Common stock issued upon vesting of restricted stock units	46,572	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,645	—	—	1,645
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	(28)	—	(28)
Refund of issuance costs from 2021 Business Combination	—	—	—	—	14	—	—	14
Foreign currency translation	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(19,474)	(19,474)
Balance - March 31, 2024	121,878,989	$12	19,937,500	$2	$768,898	$(33)	$(515,108)	$253,771
Common stock issued upon exercise of stock options	96,069	—	—	—	136	—	—	136
Common stock issued upon vesting of restricted stock units	407,274	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,426	—	—	2,426
Net unrealized gain on marketable securities, net of tax	—	—	—	—	—	28	—	28
Foreign currency translation	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(23,099)	(23,099)
Balance - June 30, 2024	122,382,332	$12	19,937,500	$2	$771,460	$(7)	$(538,207)	$233,260
Common stock issued upon exercise of stock options	41,470	—	—	—	2	—	—	2
Common stock issued upon vesting of restricted stock units	351,550	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,411	—	—	2,411
Net unrealized gain on marketable securities, net of tax	—	—	—	—	—	163	—	163
Foreign currency translation	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(25,313)	(25,313)
Balance - September 30, 2024	122,775,352	$12	19,937,500	$2	$773,873	$153	$(563,520)	$210,520

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2022	120,006,757	$12	19,937,500	$2	$758,366	$(399,674)	$358,706
Common stock issued upon exercise of stock options and vesting of restricted stock units	1,552,583	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,908	—	3,908
Net loss	—	—	—	—	—	(23,611)	(23,611)
Balance - March 31, 2023	121,559,340	$12	19,937,500	$2	$762,274	$(423,285)	$339,003
Common stock issued upon exercise of stock options and vesting of restricted stock units	74,273	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,865	—	1,865
Net loss	—	—	—	—	—	(25,573)	(25,573)
Balance - June 30, 2023	121,633,613	$12	19,937,500	$2	$764,139	$(448,858)	$315,295
Common stock issued upon exercise of stock options and vesting of restricted stock units	156,921	—	—	—	357	—	357
Stock-based compensation	—	—	—	—	1,141	—	1,141
Net loss	—	—	—	—	—	(24,728)	(24,728)
Balance - September 30, 2023	121,790,534	$12	19,937,500	$2	$765,637	$(473,586)	$292,065

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(67,886)	$(73,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,606	3,063
Non-cash lease expense	1,808	1,486
Unrealized (gain) loss on trading securities, net	—	(8,302)
Realized (gain) loss on trading securities, net	—	6,489
(Accretion) amortization on marketable securities	(6,517)	—
Gain on disposal of fixed assets	—	(8)
Write-down of inventory	2,391	—
Change in fair value of warrant liabilities	(917)	81
Change in fair value of contingent consideration	—	(400)
Stock-based compensation	6,482	6,914
Other	23	—
Changes in operating assets and liabilities:
Accounts receivable, net	(654)	(466)
Inventory	(1,625)	(2,325)
Prepaid expenses and other current assets	(545)	(236)
Operating lease right-of-use assets	—	(83)
Other assets	—	(4)
Accounts payable	89	(732)
Accrued expenses and other current liabilities	1,343	(2,656)
Other long-term liabilities	(2,525)	19
Operating lease liabilities	13	(1,995)
Net cash used in operating activities	(64,914)	(73,067)
Cash flows from investing activities:
Purchases of property and equipment	(3,148)	(4,877)
Internally developed software - capitalized costs	(59)	(763)
Purchases of marketable securities	(262,043)	—
Sales and maturities of marketable securities	238,500	88,000
Net cash (used in) provided by investing activities	(26,750)	82,360
Cash flows from financing activities:
Proceeds from exercise of stock options	138	357
Deferred offering costs	(70)	(147)
Refund of issuance costs from 2021 Business Combination	14	—
Net cash provided by financing activities	82	210
Effect of exchange rate changes on cash and cash equivalents	(10)	—
Net (decrease) increase in cash and cash equivalents	(91,592)	9,503
Cash and cash equivalents at beginning of period	133,860	84,319
Cash and cash equivalents at end of period	$42,268	$93,822
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchased but not paid	$497	$59
Deferred offering costs payable	$75	$136
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)
Note 1. Organization and Description of Business
Quantum-Si Incorporated (including its subsidiaries, the “Company” or “Quantum-Si”) was incorporated in Delaware on June 10, 2020 as HighCape Capital Acquisition Corp. (“HighCape”). The Company’s legal name became Quantum-Si Incorporated following a business combination on June 10, 2021 between the Company and Q-SI Operations Inc. (formerly Quantum-Si Incorporated) (the “Business Combination”), which was founded in 2013.
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
Liquidity and Capital Resources
The Company has historically financed its operations primarily with proceeds from the issuance of equity to private investors, as well as with the proceeds received from the closing of the Business Combination on June 10, 2021. The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $563.5 million as of September 30, 2024. The Company has incurred significant operating losses, including net losses of $67.9 million and $73.9 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had cash, cash equivalents and investments in marketable securities of $196.3 million. Management believes that the Company’s current cash, cash equivalents and marketable securities, together with revenue from the sales of its products and services, will be sufficient to fund its planned operations for at least the next twelve months from the date of the issuance of the accompanying Condensed Consolidated Financial Statements.

Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through private and public equity offerings, debt financings, and/or potential future collaboration, license and development agreements. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise, and the Company may be unable to obtain sufficient additional capital when needed. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability and it may never do so.
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
In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all normal recurring adjustments necessary to fairly state the financial position, results of operations, and cash flows for the interim periods. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2024, or any other period.
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
Although the Company does not expect to be significantly impacted by the ongoing conflicts in Ukraine or Israel and Gaza, the Company has experienced some constraints in product and material availability and increasing costs required to obtain some materials and supplies as a result of these conflicts on the global economy. To date, the Company’s business has not been materially impacted by the conflicts, however, as the conflicts continue or worsen, it may adversely impact the Company’s business, financial condition, results of operations and/or cash flows.
Concentration of Business Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and marketable securities. As of September 30, 2024 and December 31, 2023, the Company’s marketable securities consist of money market mutual funds, U.S. Treasury securities and commercial paper. The Company also maintains balances in certain operating accounts above federally insured limits and, as a result, the Company is exposed to credit risk in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation.
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
Revenue Recognition
The Company’s revenue is derived from sales of products and services. Product revenue is primarily generated from the sales of instruments and consumables used in protein sequencing and analysis. Service revenue is primarily generated from service maintenance contracts including access to analysis software and advanced training for instrument use. The Company recognizes revenue when or as a customer obtains control of the promised goods and services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for these goods and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue as the performance obligations have been satisfied. The Company has made the accounting policy election allowed for under ASC 606-10-32-2A to exclude all sales taxes from transaction price. Revenue recognition for contracts with multiple deliverables is based on the separate satisfaction of each distinct performance obligation within the contract. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company allocates the transaction price to the performance obligations in a contract with a customer based on the relative standalone selling price of each performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information and specific factors such as competitive positioning, internal costs, profit objectives, and internally approved pricing guidelines related to the performance obligation.
The Company considers the performance obligation for sales of products satisfied upon shipment of the goods to the customer in accordance with the shipping terms (either upon shipment or delivery), which is when control of the product is deemed to be transferred; this includes instruments and consumables. Customers generally do not have a right to return products, except for defective or damaged products during the warranty period or unless prior written consent is provided.

In instances where right of payment or transfer of title is contingent upon the customer’s acceptance of the product, revenue is deferred until all acceptance criteria have been met. Revenues for service maintenance contracts, which start after the first year of purchase and are considered as service type warranties that effectively extend the standard first-year service coverage at the customer’s option, are recognized ratably over the contract service period as these services are performed evenly over time. Revenues for advanced training is recognized at a point in time upon satisfaction of the underlying performance obligation. The Company typically provides a standard one-year warranty, which covers defects in materials, workmanship and manufacturing or performance conditions under normal use and service. The first year of the warranty of the products is considered an assurance-type warranty and is recorded as Cost of revenue within the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company has determined the standard first-year warranty is not a distinct performance obligation.
The Company disaggregates revenue from contracts with customers by type of revenue. The Company believes product revenue and service revenue aggregate the customer types by nature, amount, timing and uncertainty of its revenue streams. Total revenue generated from domestic sales was $0.4 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and $0.8 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively. Total revenue generated from international sales was $0.4 million and immaterial for the three months ended September 30, 2024 and 2023, respectively, and $1.1 million and $0.1 million for the nine months ended September 30, 2024 and 2023, respectively.
Deferred Revenue
Deferred revenue is a contract liability that consists of customer payments received in advance of performance or billings in excess of revenue recognized, net of revenue recognized from the balance at the beginning of the period.

Deferred revenue primarily consists of billings and payments received in advance of revenue recognition from service maintenance contracts including software subscription and advanced training and is reduced as the revenue recognition criteria are met. Deferred revenue that will be recognized as revenue within the succeeding 12-month period is recorded as current and is included within Accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets. The portion of deferred revenue where revenue is expected to be recognized beyond 12 months from the reporting date is recorded as non-current deferred revenue and is included in Other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets.
As of both September 30, 2024 and December 31, 2023, the Company recorded $0.1 million of deferred revenue within Accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets. As of both September 30, 2024 and December 31, 2023, amounts recorded within Other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets were immaterial. The Company expects to recognize approximately 38% of its remaining performance obligations as revenue for the remainder of the year ending December 31, 2024.
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
After the completion of the Business Combination, the Company measures compensation expense for stock-based awards to employees, non-employees and directors based upon the awards’ initial grant-date fair values. Stock-based compensation expense for stock options, restricted stock units and performance-based stock awards is recorded over the requisite service period. For awards with only a service condition, the Company expenses stock-based compensation using the straight-line method over the requisite service period for the entire award. For awards with a market condition, the Company expenses the grant date fair value at the target over the vesting period regardless of the value the award recipients ultimately receive. The fair value of restricted stock unit awards without a market condition is estimated using the current market price of the Company’s Class A common stock on the date of grant. The fair value of stock option grants with a market condition is estimated at the date of grant using the Monte Carlo simulation model (“Monte Carlo”). The fair values of stock option grants with a service condition are estimated as of the date of grant by applying the Black-Scholes option valuation model (“Black-Scholes”). The Monte Carlo and Black-Scholes models incorporate assumptions as to stock price volatility, the expected life of the underlying stock options, a risk-free interest rate and dividend yield. The effect of forfeiture in compensation costs is recognized based on actual forfeitures when they occur.
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
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“DISE”), which requires additional disclosure of the nature of expenses included in the income statement. The ASU requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The ASU is required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact ASU 2024-03 may have on its Consolidated Financial Statements and disclosures.
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about significant segment expenses. In addition, the ASU clarified that single reportable segment entities must apply Topic 280 in its entirely. The ASU does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The ASU is required to be applied retrospectively to all periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact ASU 2023-07 may have on its financial position and results of operations upon adoption but does not expect the adoption will have a material impact on the Company’s Consolidated Financial Statements and disclosures.

Note 3. Investments in Marketable Securities
As of September 30, 2024 and December 31, 2023, the Company’s investments in marketable securities were determined to be available-for-sale securities.
Dividend and interest income from marketable securities related to the Company’s available-for-sale securities for the three and nine months ended September 30, 2024 and dividend income from marketable securities, unrealized gain and realized loss on trading securities for the three and nine months ended September 30, 2023 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Dividend income from marketable securities	$233	$2,572	$1,576	$7,274
Interest income from marketable securities	$2,455	$—	$7,573	$—
Unrealized gain on trading securities	$—	$1,953	$—	$8,302
Realized loss on trading securities	$—	$(1,901)	$—	$(6,489)
The following is a summary of the Company’s available-for-sale securities recorded within Marketable securities in the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Amortized Costs	Gross Realized Gains	Gross Unrealized Gains	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$118,940	$—	$109	$119,049
Commercial paper	34,974	—	53	35,027
Total	$153,914	$—	$162	$154,076

	December 31, 2023
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$82,625	$15	$—	$82,640
Commercial paper	41,229	7	—	41,236
Total	$123,854	$22	$—	$123,876
The fair values of the Company’s available-for-sale securities included within Marketable securities in the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, by remaining contractual maturity, are as follows (in thousands):

	September 30, 2024
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$119,049	$—	$—	$119,049
Commercial paper	35,027	—	—	35,027
Total	$154,076	$—	$—	$154,076

	December 31, 2023
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$82,640	$—	$—	$82,640
Commercial paper	41,236	—	—	41,236
Total	$123,876	$—	$—	$123,876
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
The carrying value of cash and cash equivalents, accounts payable and accrued expenses and other current liabilities approximates their fair values due to the short-term or on demand nature of these instruments. At September 30, 2024 and December 31, 2023, the Company’s investment portfolio included available-for-sale securities which were comprised of money market funds, U.S. treasury bills and commercial paper. The Company has U.S. Treasury bills and commercial papers that are classified as Level 2 due to the fair value for these instruments being determined by utilizing observable inputs in similar assets or identical assets in non-active markets. The fair value of certain of the U.S. Treasury bills transferred to Level 2 from Level 1 of the fair value hierarchy due to trading activity, observability and accessibility of the pricing information from the most active market of the investment.
Warrants are recorded as Warrant liabilities in the Condensed Consolidated Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented as Change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Public Warrants and Private Warrants were carried at fair value as of September 30, 2024 and December 31, 2023. The Public Warrants were valued using Level 1 inputs as they are traded in an active market. The Private Warrants were valued using a binomial lattice model. The primary unobservable input utilized in determining the fair value of the Private Warrants was the expected volatility of the Company’s Class A common stock. The expected volatility was based on consideration of the implied volatility from the Company’s own Public Warrant pricing and on the historical volatility observed at guideline public companies. As of September 30, 2024, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 121.2%, (ii) risk-free interest rate of 3.7%, (iii) strike price of $11.50, (iv) fair value of Class A common stock of $0.88, and (v) expected life of 1.7 years. As of December 31, 2023, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 92.1%, (ii) risk-free interest rate of 4.10%, (iii) strike price of $11.50, (iv) fair value of Class A common stock of $2.01, and (v) expected life of 2.4 years.
There were no exercises or redemptions of the Public Warrants or Private Warrants during the three and nine months ended September 30, 2024 and 2023.
The following table summarizes the Company’s assets and liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$14,265	$—	$—	$14,265
Commercial paper	24,126	—	—	24,126
Marketable securities:
U.S. Treasury securities	—	119,049	—	119,049
Commercial paper	—	35,027	—	35,027
Total assets at fair value on a recurring basis	$38,391	$154,076	$—	$192,467

Liabilities:
Public Warrants	$345	$—	$—	$345
Private Warrants	—	—	12	12
Total liabilities at fair value on a recurring basis	$345	$—	$12	$357

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$50,226	$—	$—	$50,226
U.S. Treasury securities	59,654	—	—	59,654
Commercial paper	—	19,436	—	19,436
Marketable securities:
U.S. Treasury securities	82,640	—	—	82,640
Commercial paper	—	41,236	—	41,236
Total assets at fair value on a recurring basis	$192,520	$60,672	$—	$253,192

Liabilities:
Public Warrants	$1,227	$—	$—	$1,227
Private Warrants	—	—	47	47
Total liabilities at fair value on a recurring basis	$1,227	$—	$47	$1,274
Note 5. Inventory
Inventory consists of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$1,666	$1,608
Work in progress	1,433	779
Finished goods	992	1,558
Total inventory	$4,091	$3,945
For the three and nine months ended September 30, 2024, the Company recorded charges for inventory write-downs of $0.8 million and $2.4 million, respectively, in Research and Development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. There were no charges for inventory write-downs during the three and nine months ended September 30, 2023.
Note 6. Property and Equipment, Net
Property and equipment, net, consists of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Laboratory and production equipment	$16,491	$14,727
Computer equipment	1,733	1,707
Purchased software	188	188
Furniture and fixtures	325	310
Leasehold improvements	7,226	6,948
Construction in process	3,698	2,438
Subtotal	29,661	26,318
Less: Accumulated depreciation and amortization	(13,407)	(10,043)
Property and equipment, net	$16,254	$16,275

Depreciation and amortization expense is included within Cost of revenue and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Depreciation and amortization expense was $1.2 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively, and $3.6 million and $2.9 million for the nine months ended September 30, 2024 and 2023, respectively. No impairments were recorded for the three and nine months ended September 30, 2024 or 2023.
Note 7. Leases
Lease-related costs for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease cost	$865	$864	$2,593	$2,613
Variable lease cost	497	545	1,325	1,226
Total lease cost	$1,362	$1,409	$3,918	$3,839
Future minimum lease payments under non-cancellable leases as of September 30, 2024 are as follows (dollars in thousands):

Remaining Lease Payments
Remainder of 2024	$1,127
2025	4,527
2026	4,585
2027	4,549
2028	2,975
Thereafter	10,052
Total remaining undiscounted lease payments	$27,815
Less: Imputed interest	(4,886)
Less: Lease incentives(1)	(9,104)
Total lease liabilities	13,825
Less: current portion	(3,614)
Long-term operating lease liabilities	$10,211
Weighted-average remaining lease term (in years)	5.8
Weighted-average discount rate	7.9%
(1)Includes lease incentives that are estimated to be realized in 2026 and 2027 for the costs of leasehold improvements.
The following table provides certain cash flow and supplemental cash flow information related to the Company’s right-of-use assets and lease liabilities for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine months ended September 30,
	2024	2023
Operating cash paid to settle operating lease liabilities	$3,310	$3,201
Right-of-use assets obtained in exchange for lease liabilities(2)	$1,047	$83
(2) The nine months ended September 30, 2024 includes an increase in right-of-use assets due to the change in estimated timing of receipt of reimbursements for tenant improvements.

In December 2021, the Company signed a 10-year lease for approximately 67,000 square feet of space in New Haven, Connecticut. The lease commenced on January 8, 2022 with rent payments beginning on July 7, 2022. Under the lease, the landlord contractually agreed to reimburse the Company for up to $9.1 million in improvements to the space, to be used for such improvements as the Company deems “necessary or desirable”. On September 13, 2022, the Company filed a lawsuit against the landlord, alleging that the landlord has: (i) refused to reimburse the Company for costs related to improvements already incurred and submitted, (ii) delayed the Company’s completion of improvements, in order to avoid reimbursing the costs of those improvements, and (iii) improperly rejected the Company’s proposed improvement plans. The Company accounted for these lease incentives as an offset to the lease liability recorded at the inception of the lease. In September 2024, the Company determined there was a change in the estimated timing of receipt of reimbursements for the improvements. This resulted in an increase of the carrying value of the right-of-use asset and the corresponding lease liabilities of $1.0 million. Although the Company believes it is contractually entitled to the $9.1 million of lease incentives, based on the current status of the litigation, the Company cannot determine the likely outcome or estimate the impact on such carrying values.
As of September 30, 2024 and December 31, 2023, the Company incurred and recognized total leasehold improvements of approximately $1.2 million and $1.6 million, respectively, related to reimbursable construction costs which are included in construction in progress within Property and equipment, net, on the Condensed Consolidated Balance Sheets.
Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Restructuring costs	$—	$519
Severance costs	206	—
Legal fees	1,008	979
Royalties	110	123
Other	1,515	194
Total accrued expenses and other current liabilities	$2,839	$1,815
Note 9. Stock-based Compensation
Equity Incentive Plan
The Quantum-Si Incorporated 2021 Equity Incentive Plan (the “2021 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2021 Plan. As of September 30, 2024, there were 13,204,915 shares available for future grant under the 2021 Plan.
Inducement Equity Incentive Plan
On May 8, 2023, the Company adopted the 2023 Inducement Equity Incentive Plan (the “2023 Inducement Plan”) to reserve 3,000,000 shares of its Class A common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. On August 23, 2024, the Company amended the 2023 Inducement Plan to reserve an additional 3,000,000 shares of its Class A common stock under the 2023 Inducement Plan. As of September 30, 2024, there were 2,268,867 shares available for future issuance under the 2023 Inducement Plan, as amended. The terms and conditions of the 2023 Inducement Plan, as amended, are substantially similar to those of the 2021 Plan.
Stock Options
The Company recorded $1.7 million and $1.1 million for stock-based compensation related to stock options for the three months ended September 30, 2024 and 2023, respectively, and $4.8 million and $5.7 million for stock-based compensation related to stock options for the nine months ended September 30, 2024 and 2023, respectively.

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
The fair value of each stock option award granted during the nine months ended September 30, 2024 was estimated as of the grant date using a Black-Scholes model with the following assumptions:

Nine months ended September 30, 2024
Expected term (in years)	4.6 - 5.0
Risk-free interest rate	3.4% - 5.2%
Expected volatility	82.4% - 90.6%
Expected dividend yield	—
Weighted average grant date fair value per share	$1.03
A summary of the stock option activity for the nine months ended September 30, 2024 is presented in the table below:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	22,511,900	$2.79	8.2	$3,194
Granted	2,282,600	1.51
Exercised	(137,539)	1.00
Forfeited	(2,385,526)	3.06
Expired	(115,262)	2.45
Outstanding at September 30, 2024	22,156,173	$2.64	8.0	$51
Options exercisable at September 30, 2024	9,292,622	$3.27	6.8	$51
Vested and expected to vest at September 30, 2024	19,025,789	$2.72	7.8	$51
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
On March 15, 2024, the market conditions that trigger the vesting of these performance-based stock option awards were modified. The modified market conditions require the Company’s Class A common stock to trade above specified levels for certain defined periods of time that are different from the original awards. The Company accounted for the modifications as modifications of market conditions. The total incremental stock-based compensation expense to be recognized for these awards is approximately $2.4 million within Selling, general and administrative operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Incremental stock-based compensation expense for the three and nine months ended September 30, 2024 was $0.2 million and $0.4 million, respectively. There were no such modifications to performance-based stock option awards for the three and nine months ended September 30, 2023.

Restricted Stock Units
The Company recorded $0.7 million of stock-based compensation expense related to restricted stock unit (“RSU”) awards for the three months ended September 30, 2024. Stock-based compensation expense related to RSU awards for the three months ended September 30, 2023 was immaterial. The Company recorded $1.7 million and $1.2 million of stock-based compensation expense related to RSU awards for the nine months ended September 30, 2024 and 2023, respectively. The nine months ended September 30, 2023 included a reversal of stock-based compensation expense for the Company’s former Chief Financial Officer and certain members of the Company’s board of directors (the “Board”) as the service conditions of certain awards previously granted were not met.
A summary of the RSU activity for the nine months ended September 30, 2024 is presented in the table below:

	Number of Shares Underlying RSUs	Weighted Average Grant-Date Fair Value
Outstanding non-vested RSUs at December 31, 2023	847,169	$2.68
Granted	8,380,356	1.51
Vested	(805,396)	2.55
Forfeited	(972,207)	1.74
Outstanding non-vested RSUs at September 30, 2024	7,449,922	$1.51
The Company’s stock-based compensation is allocated to the following operating expense categories as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Research and development	$754	$479	$2,012	$2,531
Selling, general and administrative	1,657	662	4,470	4,383
Total stock-based compensation	$2,411	$1,141	$6,482	$6,914
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
The following table presents the calculations for the three and nine months ended September 30, 2024 and 2023 of basic and diluted net loss per share for the Company’s common stock (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator
Net loss	$(25,313)	$(24,728)	$(67,886)	$(73,912)
Numerator for basic and diluted EPS - loss attributable to common stockholders	$(25,313)	$(24,728)	$(67,886)	$(73,912)
Denominator
Common stock	142,399	141,660	142,039	141,154
Denominator for basic and diluted EPS - weighted-average common stock	142,399	141,660	142,039	141,154
Basic and diluted net loss per share	$(0.18)	$(0.17)	$(0.48)	$(0.52)
Net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive.
The following potential dilutive shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	September 30,
	2024	2023
Outstanding options to purchase common stock	22,156,173	23,621,828
Outstanding restricted stock units	7,449,922	640,674
Outstanding warrants	3,968,319	3,968,319
	33,574,414	28,230,821
Note 11. Warrant Liabilities
Public Warrants
As of September 30, 2024 and December 31, 2023, there were an aggregate of 3,833,319 outstanding Public Warrants, which entitle the holder to acquire Class A common stock. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment as discussed below, beginning on September 9, 2021. The warrants will expire on June 10, 2026 or earlier upon redemption or liquidation.
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
Private Warrants
As of September 30, 2024 and December 31, 2023, there were 135,000 Private Warrants outstanding. The Private Warrants are identical to the Public Warrants, except that so long as they are held by HighCape Capital Acquisition LLC or any of its permitted transferees, (i) the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or saleable until 30 days after the completion of the Business Combination, (ii) the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and (iii) the Private Warrants are not subject to the Company’s redemption option at the price of $0.01 per warrant. The Private Warrants are subject to the Company’s redemption option at the price of $0.01 per warrant, provided that the other conditions of such redemption are met, as described above. If the Private Warrants are held by a holder other than HighCape Capital Acquisition LLC or any of its permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants.
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
The fair value of warrant liabilities was $0.4 million and $1.3 million as of September 30, 2024 and December 31, 2023, respectively. The Company recognized a gain of $0.1 million and a loss of $0.2 million as a Change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2024 and 2023, respectively. The Company recognized a gain of $0.9 million and a loss of $0.1 million as a Change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2024 and 2023, respectively. There were no exercises or redemptions of the Public Warrants or Private Warrants during the three and nine months ended September 30, 2024 or 2023.
Note 12. Restructuring
The Company committed to organizational restructurings during the first and third quarters of 2023, designed to decrease its costs and create a more streamlined organization to support its business. As of December 31, 2023, the Company recorded a restructuring liability of $0.5 million which is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2024, the Company had no remaining restructuring liability.
The Company’s restructuring costs, primarily for cash severance and other severance costs, are allocated to the following operating expense categories as follows (in thousands):

	Research and development	Selling, general and administrative	Total
Balance as of December 31, 2023	$513	$6	$519
Restructuring charges incurred(1)	131	—	131
Cash payments and other adjustments(1)	(422)	(6)	(428)
Balance as of March 31, 2024	222	—	222
Cash payments and other adjustments(1)	(216)	—	(216)
Balance as of June 30, 2024	6	—	6
Cash payments and other adjustments(1)	(6)	—	(6)
Balance as of September 30, 2024	$—	$—	$—
Current liabilities			$—
Long-term liabilities			—
Total liabilities as of September 30, 2024			$—
(1) Restructuring charges incurred and Cash payments and other adjustments include non-cash charges related to stock-based compensation expenses.
The Company’s restructuring activities were complete as of March 31, 2024. The Company does not expect to incur additional charges associated with these activities.
Note 13. Income Taxes
Income taxes for the three and nine months ended September 30, 2024 and 2023 were recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, if they occur. The Company’s estimated annual effective tax rate for the three and nine months ended September 30, 2024 was (0.17)% and (0.06)%, respectively. The Company’s estimated annual effective tax rate for each of the three and nine months ended September 30, 2023 was 0.0%. The primary reconciling items between the federal statutory rate of 21.0% and the Company’s overall effective tax rate for these periods were related to stock-based compensation, the valuation allowance recorded against the full amount of the Company’s net deferred tax assets and foreign taxes.
A valuation allowance is required when it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of sufficient future taxable income during the period in which the Company’s related temporary differences become deductible. Management believes that based on the earnings history of the Company, it is more likely than not that the benefits of these assets will not be realized, and therefore, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of September 30, 2024 and December 31, 2023.
Note 14. Related Party Transactions
Effective as of February 17, 2021, legacy Quantum-Si entered into a Master Services Agreement (“MSA”) with 4Catalyzer Corporation (“4C”), a company controlled by Dr. Jonathan Rothberg, a member of the Board, pursuant to which the Company may engage 4C to provide services such as general administration, facilities, information technology, financing, legal, human resources and other services, through future statements of work and under terms and conditions to be determined by the parties with respect to any services to be provided. The Company incurred expenses payable to 4C of $0.1 million for both the three months ended September 30, 2024 and 2023, and $0.2 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively. These expenses included amounts for month-to-month sublease arrangements for office and laboratory spaces from 4C and certain administrative expenses. These amounts are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Effective October 1, 2022, the Company entered into a Protein Engineering Collaboration (the “New Collaboration”) with Protein Evolution, Inc. (“PEI”) to develop technology and methods in the field of nanobodies and potentially other binders to produce novel biological reagents and related data. Dr. Rothberg serves as a member of the board of directors of PEI and the Rothberg family are controlling stockholders of PEI. As of September 30, 2024 there was no amount due from PEI to the Company related to the New Collaboration. As of December 31, 2023, the amount due from PEI to the Company related to the New Collaboration was $0.3 million. The New Collaboration was terminated effective May 1, 2024.
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
Note 15. Commitments and Contingencies
Commitments
Licenses related to certain intellectual property:
The Company licenses certain intellectual property, some of which may be utilized in its current or future product offerings. To preserve the right to use such intellectual property, the Company is required to make annual minimum fixed payments totaling approximately $0.1 million as well as royalties based on net sales if the royalties exceed annual minimum fixed payments. As of September 30, 2024 and December 31, 2023, the Company had accrued royalties of approximately $0.1 million included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
Other commitments:
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees (the “401(k) Plan”). Contributions to the 401(k) Plan are discretionary. The Company did not make any matching contributions to the 401(k) Plan for the three and nine months ended September 30, 2024 and 2023.
Contingencies
The Company is subject to claims in the ordinary course of business. The Company accrues contingent liabilities to the extent the liability is probable and estimable.

On May 16, 2024, a punitive class action lawsuit was filed in the Delaware Court of Chancery, styled Farzad v. HighCape Capital, et al. (the “Delaware Stockholder Litigation”). The Delaware Stockholder Litigation asserts breach of fiduciary duty claims against the former officers and directors of HighCape, including Kevin Rakin, Matt Zuga, David Colpman, Robert Taub and Antony Loebel, HighCape Capital Acquisition LLC and HighCape Capital L.P., aiding and abetting breach of fiduciary duty claims against Foresite Capital Management, LLC and Dr. Rothberg, and unjust enrichment claims against all defendants related to the Business Combination. The Delaware Stockholder Litigation complaint alleges that the transactions contemplated by the Business Combination were a product of an unfair process which was allegedly impacted by conflicts of interest, resulting in mispricing of the Business Combination. The complaint seeks, among other things, unspecified damages and attorneys’ fees and costs. On July 29, 2024, the defendants filed motions to dismiss the Delaware Stockholder Litigation complaint. There is no assurance that defendants will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. At the time of this filing the outcome of this matter is not estimable or probable.
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
Note 16. Subsequent Event
Nasdaq Deficiency Notice

On November 4, 2024, the Company received a notice (the “Notice”) from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the bid price of the Company’s Class A common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). While the Notice has no immediate effect on the listing or trading of the Company’s Class A common stock on The Nasdaq Global Select Market, the Company has until May 5, 2025 to regain compliance. If the Company does not regain compliance with the Bid Price Requirement by the Compliance Date, the Company may be eligible for an additional 180 calendar day compliance period.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with (i) the unaudited Condensed Consolidated Financial Statements and notes thereto contained in this Quarterly Report on Form 10-Q, (ii) the Consolidated Financial Statements and notes thereto for the year ended December 31, 2023 contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024, and (iii) our other public reports filed with the SEC. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” or “Quantum-Si” are intended to mean the business and operations of Quantum-Si Incorporated and its consolidated subsidiaries. The unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2024 and 2023 present the financial position and results of operations of Quantum-Si Incorporated and its consolidated subsidiaries.
Overview
We are an innovative life sciences company with the mission of transforming single-molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell. We have developed a proprietary universal single-molecule detection platform that we are first applying to proteomics to enable Next-Generation Protein Sequencing™ (“NGPS”), the ability to sequence proteins in a massively parallel fashion (rather than sequentially, one at a time), that can be used for the study of nucleic acids. Our platform was designed to offer an end-to-end workflow including both sample preparation and sequencing and is comprised of our Platinum® NGPS instrument, the Platinum Analysis Software service, and reagent kits and proprietary semiconductor chips for use with our Platinum® instrument. We began a controlled launch of the Platinum® instrument in December 2022 and subsequently initiated a full commercial launch at the end of the first quarter of 2024.
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

Results of Operations for the Three and Nine Months Ended September 30, 2024 as Compared to the Three and Nine Months Ended September 30, 2023
The following table presents the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue:
Product	$764	$216	$548	253.7%	$1,776	$654	$1,122	171.6%
Service	23	7	16	228.6%	90	28	62	221.4%
Total revenue	787	223	564	252.9%	1,866	682	1,184	173.6%

Cost of revenue	420	115	305	265.2%	876	372	504	135.5%

Gross profit	367	108	259	239.8%	990	310	680	219.4%
Operating expenses:
Research and development	16,171	16,587	(416)	(2.5)%	42,653	50,588	(7,935)	(15.7)%
Selling, general and administrative	12,284	10,696	1,588	14.8%	36,236	33,010	3,226	9.8%
Total operating expenses	28,455	27,283	1,172	4.3%	78,889	83,598	(4,709)	(5.6)%
Loss from operations	(28,088)	(27,175)	(913)	3.4%	(77,899)	(83,288)	5,389	(6.5)%
Dividend and interest income	2,688	2,572	116	4.5%	9,149	7,274	1,875	25.8%
Unrealized gain on trading securities	—	1,953	(1,953)	(100.0)%	—	8,302	(8,302)	(100.0)%
Realized loss on trading securities	—	(1,901)	1,901	(100.0)%	—	(6,489)	6,489	(100.0)%
Change in fair value of warrant liabilities	121	(162)	283	(174.7)%	917	(81)	998	(1,232.1)%
Other income (expense), net	9	(15)	24	(160.0)%	(10)	370	(380)	(102.7)%
Loss before provision for income taxes	(25,270)	(24,728)	(542)	2.2%	(67,843)	(73,912)	6,069	(8.2)%
Provision for income taxes	(43)	—	(43)	nm	(43)	—	(43)	nm
Net loss	$(25,313)	$(24,728)	$(585)	2.4%	$(67,886)	$(73,912)	$6,026	(8.2)%
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
Revenue, Cost of revenue and Gross profit for the three and nine months ended September 30, 2024 and 2023 are as follows (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Total revenue	$787	$223	$564	252.9%	$1,866	$682	$1,184	173.6%
Cost of revenue	420	115	305	265.2%	876	372	504	135.5%
Gross profit	$367	$108	$259	239.8%	$990	$310	$680	219.4%
Gross profit margin	46.6%	48.4%			53.1%	45.5%
Total revenue for the sale of Platinum® instruments, related reagent kits and service maintenance contracts increased $0.6 million, or 252.9%, and $1.2 million, or 173.6%, for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023.
Cost of revenue increased $0.3 million, or 265.2%, and $0.5 million, or 135.5% for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023.
Gross profit increased $0.3 million, or 239.8%, and $0.7 million, or 219.4%, for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023.
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
Research and development expenses for the three and nine months ended September 30, 2024 and 2023 are as follows (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Research and development	$16,171	$16,587	$(416)	(2.5)%	$42,653	$50,588	$(7,935)	(15.7)%
Research and development expenses decreased by $0.4 million, or 2.5%, for the three months ended September 30, 2024, when compared to the same period in 2023. This decrease was primarily due to a $0.8 million decrease in payroll and payroll-related costs, primarily driven by restructuring activities that occurred in the three months ended September 30, 2023, and a $0.6 million decrease in fabrication and outsourced services. These decreases were partially offset by a $0.8 million increase in write-downs of inventory that no longer had an alternative future use and an increase of $0.5 million in laboratory supplies expense.
Research and development expenses decreased by $7.9 million, or 15.7%, for the nine months ended September 30, 2024, when compared to the same period in 2023. This decrease was primarily due to a $4.8 million decrease in payroll and payroll-related costs, a $3.7 million decrease in fabrication and outsourced services and a $0.5 million decrease in stock-based compensation expense. The decrease in payroll and payroll-related costs were primarily driven by restructuring activities that occurred in 2023 and an increase in personnel costs that were capitalized for the nine months ended September 30, 2023. These decreases were partially offset by a $2.4 million increase in write-downs of inventory that no longer had a future use, a $1.7 million increase in laboratory supplies expense and a $0.9 million increase in depreciation and amortization expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of personnel costs and benefits, stock-based compensation, patent and filing fees, consulting and professional services, legal and accounting services, facilities costs, depreciation and amortization expense, insurance and office expenses, product advertising and marketing.
Selling, general and administrative expenses for the three and nine months ended September 30, 2024 and 2023 are as follows (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Selling, general and administrative	$12,284	$10,696	$1,588	14.8%	$36,236	$33,010	$3,226	9.8%
Selling, general and administrative expenses increased $1.6 million, or 14.8%, for the three months ended September 30, 2024, when compared to the same period in 2023. This increase was primarily due to a $1.0 million increase in stock-based compensation expense, a $1.1 million increase in payroll and payroll-related expenses primarily related to investments made in commercial operations and a $0.4 million increase in outsourced services. These increases were partially offset by a $0.5 million decrease in legal fees and a $0.4 million decrease in professional services and consulting fees.
Selling, general and administrative expenses increased $3.2 million, or 9.8%, for the nine months ended September 30, 2024, when compared to the same period in 2023. The increase was primarily due to a $2.0 million increase in payroll and payroll-related costs primarily related to investments made in commercial operations, a $0.9 million increase in outsourced services, a $0.7 million increase in trade show and other marketing-related expenses, a $0.6 million increase in legal fees and a $0.5 million increase in non-income tax expenses. These increases were partially offset by a decrease of $1.7 million in professional services and consulting fees and a $0.6 million decrease in insurance costs.
Dividend and Interest Income
In 2024, dividend and interest income is derived primarily from fixed income securities and money market mutual funds. In 2023, dividend and interest income was derived from mutual funds.
Dividend and interest income for the three and nine months ended September 30, 2024 and 2023 are as follows (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Dividend and interest income	$2,688	$2,572	$116	4.5%	$9,149	$7,274	$1,875	25.8%
Dividend and interest income increased by $0.1 million and $1.9 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. This increase was a result of higher dividends and interest earned on invested balances in marketable securities.

Unrealized Gain on Trading Securities
Unrealized gain on trading securities for the three and nine months ended September 30, 2024 and 2023 is as follows (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Unrealized gain on trading securities	$—	$1,953	$(1,953)	(100.0)%	$—	$8,302	$(8,302)	(100.0)%
There was no Unrealized gain on trading securities for the three and nine months ended September 30, 2024 as compared to a gain of $2.0 million and $8.3 million for the same periods in 2023, respectively. The prior year gains were primarily related to market adjustments of investments in trading securities, which consisted of fixed income mutual funds.
Realized Loss on Trading Securities
Realized loss on trading securities for the three and nine months ended September 30, 2024 and 2023 is as follows (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Realized loss on trading securities	$—	$(1,901)	$1,901	(100.0)%	$—	$(6,489)	$6,489	(100.0)%
There was no Realized loss on trading securities for the three and nine months ended September 30, 2024 as compared to a loss of $1.9 million and $6.5 million for the same periods in 2023, respectively. The prior year losses were primarily related to market adjustments of investments in trading securities, which consisted of fixed income mutual funds.
Change in Fair Value of Warrant Liabilities
The warrant liabilities were recorded at fair value as part of the business combination between HighCape and Quantum-Si Incorporated in June 2021 (the “Business Combination”). Change in fair value of warrant liabilities primarily consists of the change in the fair value of our Public Warrants and Private Warrants.
Change in warrant liabilities for the three and nine months ended September 30, 2024 and 2023 is as follows (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Change in fair value of warrant liabilities	$121	$(162)	$283	(174.7)%	$917	$(81)	$998	(1,232.1)%
The change in fair value of warrant liabilities decreased $0.1 million for the three months ended September 30, 2024 compared to an increase of $0.2 million for the same period of 2023. The change in fair value of warrant liabilities decreased $0.9 million for the nine months ended September 30, 2024 compared to an increase of $0.1 million for the same period of 2023. These fluctuations were primarily driven by the change in the underlying trading price of our Class A common stock during the periods reported.

Other Income (Expense), Net
Other income (expense), net, for the three and nine months ended September 30, 2024 and 2023 is as follows (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Other income (expense), net	$9	$(15)	$24	(160.0)%	$(10)	$370	$(380)	(102.7)%
Other income (expense), net, increased slightly for the three months ended September 30, 2024 as compared to the same period in 2023. Other income (expense), net, decreased $0.4 million, or 102.7%, for the nine months ended September 30, 2024 as compared to the same period in 2023. This decrease was primarily due to a $0.4 million decrease in the fair value of contingent consideration associated with the 2021 acquisition of Majelac Technologies LLC that was recorded during the nine months ended September 30, 2023.
Liquidity and Capital Resources
The following table presents a summary of our consolidated cash flows for operating, investing, and financing activities for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine months ended September 30,
	2024	2023
Net cash used in operating activities	$(64,914)	$(73,067)
Net cash (used in) provided by investing activities	(26,750)	82,360
Net cash provided by financing activities	82	210
Effect of exchange rate changes on cash and cash equivalents	(10)	—
Net (decrease) increase in cash and cash equivalents	$(91,592)	$9,503
Net cash used in operating activities
The net cash used in operating activities of $64.9 million for the nine months ended September 30, 2024 was primarily due to a net loss of $67.9 million resulting from continued spend on research and development and commercialization efforts, accretion on marketable securities of $6.5 million and changes in operating assets and liabilities of $3.9 million, partially offset by stock-based compensation of $6.5 million, depreciation and amortization of $3.6 million and write-downs of inventory of $2.4 million.
The net cash used in operating activities of $73.1 million for the nine months ended September 30, 2023 was primarily due to a net loss of $73.9 million resulting from continued spend on research and development efforts and commercialization ramp up, net cash outflows from changes in operating assets and liabilities of $8.5 million and unrealized gains on marketable securities of $8.3 million, partially offset by stock-based compensation of $6.9 million, realized losses on marketable securities of $6.5 million and depreciation and amortization of $3.1 million.
Net cash (used in) provided by investing activities
For the nine months ended September 30, 2024, net cash used in investing activities was $26.8 million compared to net cash provided by investing activities of $82.4 million for the same period in 2023. This increase in cash used was primarily due to an increase of purchases of marketable securities of $262.0 million partially offset by a $150.5 million increase in proceeds from the sales and maturities of marketable securities.
Net cash provided by financing activities
For the nine months ended September 30, 2024, net cash provided by financing activities was $0.1 million compared to $0.2 million for the same period in 2023. This decrease in cash provided was primarily due to the change in proceeds from the exercise of stock options offset by deferred offering costs paid for the Shelf Registration Statement and the ATM Offering, both of which are defined and described below.

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
As of September 30, 2024, we had cash and cash equivalents and investments in marketable securities totaling $196.3 million. Our future capital requirements may vary from those currently planned and will depend on various factors including the pace and success of product commercialization.
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

Contractual Obligations
We lease certain facilities and equipment under non-cancellable lease agreements that expire at various dates through 2032. As of September 30, 2024, future lease payments, before adjustments for tenant incentives, were approximately $27.8 million.
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
Interest rate risk
As of September 30, 2024, our marketable securities are comprised primarily of investments in money market funds backed by U.S. government issued securities, U.S. Treasury bills, and high-quality corporate commercial paper. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Based on the short-term nature of our holdings, future interest rate changes are not expected to have a material impact on our marketable securities.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
From time to time, the Company is engaged in legal proceedings in the ordinary course of business. For further information on the Company’s legal proceedings, please refer to Note 15. Commitments and Contingencies, in the notes to the Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
Our business, results of operations, financial condition and cash flows are subject to various risks and uncertainties, including the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 9, 2024, and the risk factor described below. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.

We could fail to maintain the listing of our Class A common stock on the Nasdaq Stock Market LLC (“Nasdaq”), which could seriously harm the liquidity of our shares and our ability to raise capital or complete a strategic transaction.
Nasdaq has established continued listing requirements, including a requirement to maintain a minimum closing bid price of at least $1.00 per share. On November 4, 2024, we received written notice from Nasdaq notifying us that, because the closing bid price for our Class A common stock has fallen below $1.00 per share for 30 consecutive business days, we no longer meet the minimum bid price requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until May 5, 2025 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price of our Class A common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during this 180-calendar day period. If we do not regain compliance with the Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180-calendar day compliance period. To qualify, we would need to transfer the listing of our Class A common stock to The Nasdaq Capital Market and meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the Bid Price Requirement. To effect such a transfer, we would also need to pay an application fee to Nasdaq and would need to provide written notice to the Staff of our intention to cure the deficiency during the additional compliance period.
There can be no assurance that we will be able to regain compliance with the Bid Price Requirement or maintain compliance with other Nasdaq requirements in the future. If we are not able to maintain compliance with Nasdaq requirements, our Class A common stock may be delisted from Nasdaq, which could have a material adverse effect on us and our stockholders, including by reducing the liquidity of our shares and having a material adverse effect on our ability to raise capital or complete a strategic transaction.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.    OTHER INFORMATION.
10b5-1 Trading Arrangements
Effective September 13, 2024, in connection with estate planning, entities owned by trusts created for the benefit of Dr. Rothberg’s children, who is a member of the Board, entered into a 10b5-1 sales plan (the “Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Sales Plan provides for the sale of up to 6,250,000 shares of the Company’s Class A common stock beginning on January 13, 2025 and shall terminate upon the earliest of (i) January 13, 2026, (ii) the sale of 6,250,000 shares of the Company’s Class A common stock, or (iii) the occurrence of any of the other terminating events set forth in the Sales Plan.
Other than as disclosed above, during the quarter ended September 30, 2024, no other officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
ITEM 6.    EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1+	Letter of Employment, dated as of August 12, 2024, by and between Quantum-Si Incorporated and John Vieceli	X

10.2+	Offer Letter of Employment, dated as of August 22, 2024, by and between Quantum-Si Incorporated and Todd Bennett	X

10.3+	2023 Inducement Equity Incentive Plan, as amended	X

10.3.1+	Form of Restricted Stock Agreement under the 2023 Inducement Equity Incentive Plan	X

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
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

QUANTUM-SI INCORPORATED

Date: November 12, 2024	By:	/s/ Jeffrey Hawkins
Jeffrey Hawkins
President and Chief Executive Officer

Date: November 12, 2024	By:	/s/ Jeffry Keyes
Jeffry Keyes
Chief Financial Officer and Treasurer