Form 10-K
period 2024-12-31
Quantum-Si Inc
filed 2025-03-03
CIK 1816431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______to______
Commission File Number: 001-39486
QUANTUM-SI INCORPORATED
(Exact name of registrant as specified in its charter)
_______________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting equity held by non-affiliates of the registrant (without admitting that any person whose securities are not included in such calculation is an affiliate) computed by reference to the price at which the Class A common stock was last sold as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $106.4 million.
As of February 26, 2025, the registrant had 163,202,105 shares of Class A common stock outstanding and 19,937,500 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

QUANTUM-SI INCORPORATED
FORM 10-K
For the fiscal year ended December 31, 2024

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
•maintaining the listing of our Class A common stock on The Nasdaq Stock Market LLC;
•changes in applicable laws or regulations;
•our ability to raise financing in the future;
•the success, cost and timing of our product development and commercialization activities;
•the commercialization and adoption of our existing products, including our Platinum® line of sequencing instruments, our consumable kits and the success of any product we may offer in the future;
•our ability to obtain and maintain regulatory approval for its products, and any related restrictions and limitations of any approved product;
•our ability to identify, in-license or acquire additional technology;
•our ability to maintain our existing lease, license, manufacture and supply agreements;
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

SUMMARY OF RISK FACTORS
We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. References in the summary below to “we”, “us”, “our” the “Company” and “Quantum-Si” refer to Quantum-Si Incorporated and its subsidiaries.
These risks and uncertainties include, but are not limited to, the following:
Risks Related to Our Financial Condition and Capital Requirements
•We are an early-stage life sciences technology company with a history of net losses and negative cash flow, which we expect to continue, and we may not be able to generate meaningful revenues or achieve and sustain profitability or positive cash flow in the future.
•We have a limited operating history, which may make it difficult to evaluate the prospects for our future viability and predict our future performance. As such, you cannot rely upon our historical operating performance to make an investment or voting decision regarding us.
•We may need to raise additional capital to fund ongoing research and development, operating activities, and commercialization activities.
Risks Related to Our Business and Industry
•We may not gain commercial traction for our current products and we may not be able to successfully commercially launch other future products.
•If we are unable to establish superior sales and marketing capabilities, we may not be successful in commercializing our products.
•The size of the markets for our products may be smaller than estimated, and new market opportunities may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our products.
•Unfavorable global economic conditions, retaliatory economic policies, or other geopolitical conditions associated with intra-country economics and policies could adversely affect our business, financial condition or results of operations.
•If we do not sustain or successfully manage our anticipated growth, our business and prospects will be harmed.
•Recently and in the past, we have undergone leadership transitions and an internal restructuring, and we depend on our key personnel and other highly qualified personnel, and if we are unable to recruit, train and retain our personnel in the future, we may not achieve our goals.
•Our business will depend significantly on research and development spending by academic institutions and other research institutions, and any reduction in spending, driven by these customers or other third party funding sources such as the National Institutes of Health, could limit demand for our products and adversely affect our business, results of operations, financial condition and prospects.
•We rely on certain contract manufacturers to manufacture and supply our instruments, components of our instruments, and certain components of our consumable offerings. If these manufacturers should fail or not perform satisfactorily, our ability to commercialize and supply our instruments and consumable offerings would be adversely affected.
•Our internal manufacturing equipment is specialized with limited vendor options and long lead times. If these pieces of equipment were to stop working and be unable to be repaired in a timely manner or at all, our ability to manufacturer our semiconductor chips would be adversely affected.
•A portion of our revenue is generated through a number of key channel partners, and the loss of any such channel partner could adversely impact our business and our results of operations could suffer.
•If we do not successfully develop and maintain our Platinum Analysis Software service, our commercialization efforts and therefore business and results of operations could suffer.
•Commercializing our products outside of the United States could expose us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.

•We have limited experience producing and supplying our products, and we may be unable to consistently manufacture or source our instruments and consumables to the necessary specifications or in quantities necessary to meet demand on a timely basis and at acceptable performance and cost levels.
•We rely on third-party foundries to produce silicon wafers, which when packaged and tested internally, lead to our supply of semiconductor chips. If these third-party foundries should fail or not perform satisfactorily, our ability to supply semiconductor chips would be negatively and adversely affected.
•The life sciences technology market is highly competitive. If we fail to compete effectively, our business and results of operations will suffer.
•We may acquire other companies or technologies which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.
•If our facilities or our third-party manufacturers’ facilities become unavailable or inoperable, our research and development program and commercialization launch plan could be adversely impacted and manufacturing of our instruments and consumables could be interrupted.
•If we experience a significant disruption in our information technology systems, including our Platinum Analysis Software services, or cybersecurity incidents, our business could be adversely affected.
Risks Related to Government Regulation
•Our research use only (“RUO”) products could become subject to government regulation as medical devices by the U.S. Food and Drug Administration (“FDA”) and other regulatory agencies even if we do not elect to seek regulatory authorization to market our products for diagnostic purposes, which would adversely impact our ability to market and sell our products and harm our business.
•Our reagents may be used by clinical laboratories to create Laboratory-Developed Tests (“LDTs”), which could, in the future, become subject to some form of FDA or other regulatory requirements, which could materially and adversely affect our business and results of operations.
•We may be subject to certain federal, state and foreign fraud and abuse laws, health information privacy and security laws and physician payment transparency laws, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.
•We are currently subject to, and may in the future become subject to, both U.S. federal and state laws and regulations as well as international laws imposing obligations on how we collect, store and process personal information. Our actual or perceived failure to comply with such obligations could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our business and future customer base, and thereby decrease our revenue.
Risks Related to Our Intellectual Property
•If we are unable to obtain and maintain and enforce sufficient intellectual property protection for our products and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired.
•If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected, and our business could be harmed.
•Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.
•We may become involved in lawsuits to defend against third-party claims of infringement, misappropriation or other violations of intellectual property or to protect or enforce our intellectual property, any of which could be expensive, time consuming and unsuccessful, and may prevent or delay our development and commercialization efforts.

Risks Related to Our Securities and to Being a Public Company
•Our outstanding warrants became exercisable for our Class A common stock in September 2021, which increased the number of shares eligible for future resale in the public market and could result in dilution to our stockholders if exercised.
•We have in the past experienced material weaknesses in our internal control over financial reporting, and if we experience such material weaknesses in our internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to report our financial condition, results of operations or cash flows accurately or in a timely manner, which may adversely affect investor confidence in us and, as a result, materially and adversely affect our business and the value of our Class A common stock.
•Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
•Because we are a “controlled company” within the meaning of the Nasdaq rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.
•We could fail to maintain the listing of our Class A common stock on the Nasdaq Stock Market LLC, which could seriously harm the liquidity of our shares and our ability to raise capital or complete a strategic transaction.
•The dual class structure of our common stock has the effect of concentrating voting power with our Founder, who is also on our Board of Directors, which will limit an investor’s ability to influence the outcome of important transactions, including a change in control.

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
We are a life sciences company focused on the development and commercialization of proteomics research tools, with the mission to bring single-molecule proteomics analysis to every lab, everywhere. We have developed a proprietary universal single-molecule detection platform that we are initially applying to proteomics to enable Next-Generation Protein SequencingTM (“NGPS”). Traditionally, proteomic workflows to sequence proteins have several limitations including low throughput (only one protein at a time), requires the use of hazardous chemicals, is time consuming and labor intensive requiring days or weeks of a scientist’s time to complete. NGPS delivers single amino acid level resolution, using a low cost, low maintenance instrument and includes a suite of automated data analysis tools so that any lab, with modest scientific expertise, can easily implement protein sequencing into their workflows. Our products include instrumentation (Platinum and Platinum Pro), consumable kits for library preparation and sequencing for use with our instruments and a suite of automated data analysis tools. We began a controlled launch of the Platinum instrument and started to take orders in December 2022, and subsequently began shipping Platinum in January 2023. We moved to a full commercial launch of Platinum beginning in the second quarter of 2024. In January of 2025, we announced the launch of Platinum Pro with first shipments expected to occur by the end of the first quarter of 2025.
In November 2024, we presented a technology and product roadmap that we believe positions us to be a leader in proteomics. The roadmap includes continued updates and enhancements to our current platform including instrumentation, consumable kits and software tools, and a next generation platform called Proteus. This new Proteus platform is expected to significantly scale the sequencing output per sample, sample throughput per run and increase workflow automation. In addition, during our presentation in November 2024, we provided data demonstrating the wide range of proteomics applications that are addressable with our proprietary single molecule, kinetic detection technology. We intend to execute on this roadmap through a combination of internal development programs and external partnerships to ultimately bring to market the most comprehensive proteomics platform in our industry.
We believe that our core technology can address the broadest range of applications in the rapidly evolving proteomics tools market. Our current and future platforms aim to address many of the key challenges and bottlenecks with legacy proteomic solutions, such as mass spectrometry (“MS”), which include high instrument costs both in terms of acquisition and ownership, and complexity with data analysis, which together limit broad adoption. We believe our platform, which offers single molecule, amino acid level resolution at a lower instrument cost and with greater automation than legacy proteomic solutions, could allow our products to have wide utility across the study of the proteome. For example, our platform could be used for biomarker discovery and disease detection, pathway analysis, immune response, vaccine development, quality assurance and quality control, among other applications.
According to 2021 SVB Leerink research report, proteomics represents a $75 billion market opportunity spanning from life science research through diagnostics. Within this, proteomics research represented a $20 billion opportunity, while proteomic diagnostics and personalized medicine represented the remaining $55 billion. Within the $20 billion current addressable research market, we are focusing on an initial target market of approximately $8 billion that includes protein identification (approximately $3 billion), protein expression and quantification (approximately $3 billion) and proteoforms and post translational modifications (approximately $1.5 billion).

Our team has decades of cumulative experience in developing, commercializing and scaling tools in the life sciences industry. Our management team has previously employed similar approaches at other companies to launch other disruptive technologies, including market leading next generation DNA sequencing technologies. We believe this experience will allow us to introduce our platform in a structured manner to demonstrate its use, value and practicality, while working directly with our customers, to help ensure a positive experience.
We began a controlled launch of Platinum in December 2022, operated under this controlled commercial launch in 2023 and through the first quarter of 2024, at which point we began a full commercial launch at the beginning of the second quarter of 2024. Revenue for the years ended December 31, 2024 and 2023 was $3.1 million and $1.1 million, respectively, and there was no revenue for the year ended December 31, 2022. We incurred net losses of $101.0 million, $96.0 million and $132.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Importance of Proteomics
The human proteome is diverse, complex and dynamic, with multiple protein variants derived from each gene due to multiple biological steps required to generate the functional proteome, including transcription, translation and post-translational modifications (“PTMs”). While our genomes contain approximately 20,000 genes, current estimates are that these genes ultimately code for more than 1,000,000 different protein variants called proteoforms. Thus, most of the diversity that exists in our cells comes from proteins, which are organic compounds made up of amino acids. Aside from water, the majority of the molecules in our bodies are comprised of proteins, which play a central role in the body’s biological processes, from the immune system response, signaling pathways to transporting oxygen molecules and providing our cells with structure. Proteins or a group of interacting proteins are responsible for virtually every biological function within a living organism. Unlike the genome, the proteome is in constant flux depending on the state of the cell. However, even with the knowledge of the proteome’s influence, the proteome remains largely unexplored relative to the genome. Over the past decades, genomics has ushered in a greater understanding of human biology and disease through the decoding of the human genome, providing a greater understanding of the genes that lay out the instructions for the function, development and reproduction of organisms. While genomics has allowed the interrogation of genetic variation, protein variants hold information yet to be explored or connected to the network of genomic knowledge to better understand cellular function and disease. The protein’s elaborate structure, complicated composition, and vast number of variants, provide a dynamic look into the functions they provide. For example, proteins function as antibodies that bind to specific particles like viruses to protect the body; they act as enzymes to carry out chemical reactions in cells; they act as messengers like hormones to transmit signals; they exist as structural components; and form the basis for storage to carry additional molecules throughout the body.

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
While our products are limited to RUO applications, we note that proteomics tools have been broadly used across a wide range of applications, including:
•Systems biology: system-wide investigations of disease pathways to identify biomarkers, drug action, toxicity, efficacy and resistance;
•Drug discovery and development: identification of drug candidates, novel drug delivery systems, and aid in drug development;
•Biomarker discovery: identification of protein markers for disease identification and management;
•Personalized medicine: tailoring of disease treatment based real-time proteomic data;
•Industry / agriculture: bioproduction and study of plant-pathogen interaction (e.g. crop engineering for drought resistance); and
•Food science: identification of allergies, understanding an improvement of nutritional values and food quality and safety control.

Limitations of Legacy Proteomic Technologies

There is higher diversity and level of complexity related to proteins than genes. Depending on the combination of genes, specific proteins are built to perform specialized functions in the body. A single gene can encode multiple proteoforms depending on the role the protein will ultimately play in the cell. Protein synthesis happens in two stages. First is transcription, where DNA is converted into messenger RNA. Second is translation, where a cell’s ribosomes read the RNA instructions to assemble the protein. An increase in the complexity of the proteome is facilitated by post translational modifications (“PTMs”) where pieces of the protein are modified to either activate or inactivate the protein as part of a signaling pathway to localize the protein to a certain cellular compartment. Legacy proteomic techniques can be grouped into three general categories: Mass Spectrometry, Affinity-based methods and Sequencing via Edman Degradation.

•Mass Spectrometry. MS is a method for the mass determination and characterization of proteins and for more than a decade, has been the dominant tool for unbiased protein analysis. MS workflows allow for the interrogation of individual peptides and protein sequences; however, these techniques are generally complex, lengthy, utilize expensive equipment, and require extensive data analysis by specially trained staff. MS instruments can cost $1,000,000 or more per new instrument and given the technical staff required for performing the process and analyzing the resulting data, the use of MS is often constrained to large, centralized core laboratories. In addition, current sensitivity and dynamic range restrictions of MS also make it difficult to use with liquid samples and restrict the ability to analyze at single molecule resolution or the ability to deeply integrate a protein. Taken together, these factors limit the broad scale adoption of MS in the market.
•Affinity-Based Methods. Affinity-based methods are effective when specific protein(s) or epitopes of interest are known. Affinity-based methods use a variety of molecules, such as antibodies or aptamers, which bind to specific regions, rather than individual amino acids, and therefore may not detect the presence of a protein variant. For instance, the average binding site of an affinity reagent is an epitope with a length of 5 to 8 amino acids, whereas the average length of a human protein is approximately 470 amino acids. Changes or modifications to the protein may prevent the affinity reagent from binding, resulting in missed identification or false negative results. In addition, affinity reagents do not recognize differences in protein structure outside of the targeted binding site making them ineffective at differentiating protein variants. These fundamental challenges limit the ability of affinity-based methods to accurately survey the full complexity of the proteome. Furthermore, affinity-based methods when applied to highly multiplexed analysis of proteins, requires the use of expensive DNA sequencing instrumentation and reagents to resolve barcodes necessary to complete the analysis process. This additional step and instrumentation requirement often limits the use of these high-plex methods to large, core laboratories that have the required infrastructure and data analysis capabilities in their laboratories.
•Sequencing via Edman Degradation. Edman degradation is a method for sequencing of single amino acids from a peptide by alternating acidic and alkaline conditions to cleave the N terminal amino acid from a peptide with the resulting cleaved amino acid being detected using chromatography or electrophoresis. Edman degradation requires the use of hazardous chemicals, is labor and time intensive, and is subject to failures due to naturally occurring chemical modifications of amino acids such as acetylation. While Edman Degradation offers single amino acid level resolution, the technical challenges and limitations of the procedure limit its usefulness outside of a select number of research laboratories.

Our Market Opportunity
Proteomics represents a large and growing market opportunity. According to a 2021 SVB Leerink research report, proteomics represented a $75 billion market opportunity spanning from life science research through diagnostics. Within this, the proteomics research market represents a $20 billion addressable market, and we are focused on an initial target market of approximately $8 billion that includes protein identification (approximately $3 billion), protein expression and quantification (approximately $3 billion) and proteoforms and post translational modifications (approximately $1.5 billion).
Proteomics Landscape

Given the complexity of analyzing the proteome, the market today, is highly fragmented with a mix of legacy and new technologies that address specific requirements of proteomic researchers with no single solution addressing the full range of requirements. When evaluating and purchasing new proteomics research instrumentation, customers must make tradeoffs across a range of product attributes and capabilities including the breadth of coverage (proteins) versus depth of resolution (amino acid, PTM), sample throughput versus instrument costs, biased (affinity-based methods) versus unbiased (protein sequencing, mass spectrometry) amongst others. In addition, many of the legacy technologies also involve a complex, manual workflow and specialized staff to perform data analysis. The combination of these factors means that proteomics research tool adoption remains constrained to specialty facilities, often called core laboratories. For researchers outside of these core laboratories, they must send out their proteomics analysis work increasing the cost and extending the time to complete their research studies. Additionally, in many countries outside of the United States or Western Europe, there are few to no core laboratories to send work to, so the availability of advanced proteomics tools is extremely limited.

Today, our protein sequencing platforms, Platinum and Platinum Pro, address these market challenges in two distinct ways. First, our single molecule, amino acid level resolution capability allows researchers to deeply characterize proteins including protein isoforms, variants and PTMs, types of analysis that are either very difficult to perform or not feasible at all using affinity-based methods or MS. This makes Platinum and Platinum Pro a valuable complement to current technologies used in proteomics core laboratories. Second, our instrument has a low capital cost and includes automated data analysis, easing adoption in both core laboratories and smaller research laboratories looking to insource their proteomics work saving time and budget compared to sending samples to core laboratories. For countries with limited or no core laboratory infrastructure, our platform in some cases, represents the only advanced proteomics instrument local researchers can implement.

Looking to the future, we believe that our Proteus instrument and core technology will be able to address a broad range of proteomics analysis methods, thereby limiting the need for a laboratory to own multiple, specialized platforms. Proteus will provide single molecule, amino acid level resolution as we do with Platinum and Platinum Pro, while also offer significantly higher sequencing output per sample, increased sample throughout per run, automation of the sequencing workflow and automated data analysis. We believe that the Proteus platform will enable any lab to perform a broad range of proteomics analysis methods on a single instrument.

Our protein sequencing platforms are currently intended for research use only or “RUO”. In the future, it is possible that our products may be used for clinical purposes. If our products are used for clinical purposes, they may require regulatory authorization.

Our Products

Our products include instruments, consumables and software used together as a platform for protein analysis. Our customers use commercially available products to prepare their proteins which is the starting material for the protein sequencing process as depicted below.
Overview of the Protein Sequencing Process
The protein sequencing process starts with a step called library prep. The first step in library prep is to digest the proteins into smaller fragments called peptides. In the second part of the library prep process, a linker is attached to the end of the peptide. This linker is designed to attach to the bottom of the reaction well in our sequencing consumable. Once the library prep process is complete, the user then sets up the sequencing step. In this step, the prepared library is combined with sequencing reagents and introduced into a chamber in our sequencing consumable. The sequencing consumable contains millions of features, each capable of performing a single molecule sequencing reaction. The sequencing reagents contain amino acid recognizers, enzymes that remove terminal amino acids and other buffers. A single recognizer is capable of uniquely identifying more than one amino acid. Our technology is designed to accurately determine the recognizer by its unique kinetic signature. After removing the terminal amino acid, the recognition process repeats until the full peptide chain is sequenced. While traditional single-molecule platforms rely on a single measurement for the detection of an event, the advantage of our approach is that our technology can obtain tens to hundreds of data points for each amino acid. Cumulatively, we expect the multiple measurements to deliver high amino acid call accuracy. We believe we are the first company to have successfully commercialized a NGPS product.

Common biological questions that researchers use NGPS to answer include the following:

•What protein is present? Amino acid resolution can provide insight into more than just whether a protein is present or absent. The sequence information could also indicate what version of the protein is present and how it has been changed from the normal version.

•How much of the protein is present? Relative quantification provides information about protein abundance relative to other proteins or protein variants present in the sample.
•How has the protein been modified? Single-molecule sensitivity could show how the protein has been post-translationally modified thus providing greater insights to its role in the context of biological processes within the cell.
Our Current Product Offerings Consists of the Platinum and Platinum Pro Instruments, Library Preparation and Barcoding Kits, Sequencing Kit and Platinum Analysis Software

Instruments

Platinum - NGPS Instrument

QUANTUM SI™
Quantum-Si Platinum | N12247006BM
N12247006BM
Runs
Chip Check
Settings

We believe Platinum was the first to market the NGPS instrument. While traditional instruments like MS can cost up to $1,000,000 or more per new instrument, our Platinum device is currently priced at approximately $85,000. Platinum is designed to provide single molecule, amino acid level resolution with a streamlined workflow, including automated data analysis, making it accessible to researchers in all laboratory types.

Platinum Pro - NGPS Instrument

In January of 2025, we announced the launch of Platinum Pro with first shipments expected to occur by the end of the first quarter of 2025. Platinum Pro will provide the same technology capabilities of Platinum (single molecule, amino acid resolution) and includes an enhanced user interface, cloud or on instrument data analysis and an available Pro Mode, an option for customers who want to build custom analysis methods utilizing the power of our single molecule, kinetic detection technology. Our Platinum Pro device is currently priced at approximately $120,000.

Consumables

We expect to derive recurring revenue from the sale of consumables that are required to run samples on the Platinum and Platinum Pro instruments or future generations of sequencing platforms that we may launch. Current consumable kits consist of library preparation kits and sequencing kits. These kits are designed for use only with our instruments.

Library Preparation

Our library preparation kit is designed to prepare a customer’s protein sample for sequencing. This kit includes the reagents required to digest the protein(s) into peptides and attach a linker that allows the peptide to bind to the bottom of the reaction features on our sequencing consumable.

Barcoding Kit

Our barcoding kit is a type of library preparation kit, that is specifically designed to optimize the workflow and performance of our technology when applied to protein barcoding applications. This kit includes the reagents required to prepare the barcodes for sequencing and the associated protocol provides information about barcode sequence design and performance.

Sequencing Kit

Our sequencing kits contain the reagents and consumables used to perform NGPS on the Platinum or Platinum Pro instrument. In the currently marketed kit, the consumable is a semiconductor chip with two million features.

Platinum Analysis Software

Our Platinum Analysis Software is a cloud-based solution that automates data analysis workflows and provides a user-friendly interface and visualization of the sequencing results. Our software suite includes tools to map peptides and visualize the amino acid coverage, align peptides to proteins, including a protein inference workflow and a variant caller workflow that is specifically designed to aid users in the identification and relative quantification of variants including single amino acid changes or PTMs.

Going forward, with the launch of our Platinum Pro instrument, we plan to offer a combination of cloud-based and on-instrument software and data analysis tools to address situations where customers have limited or no ability to access to the cloud environment.

Our Competitive Strengths

We believe that our competitive strengths include the following:

•Differentiated technology with broad applicability across a range of proteomics analysis methods. At the core, our technology provides single molecule, kinetic detection of individual amino acids. By enabling single molecule detection, we are not reliant on ensemble measurements, which can often vary from sample to sample and even run to run. Amino acid level resolution allows researchers to deeply characterize proteins including protein isoforms, variants and PTM’s, all types of analysis that are either very difficult to perform or not feasible at all using affinity-based methods or MS. Finally, our ability to detect the kinetic signatures of amino acid recognizers can be extended to other detection molecules including engineered proteins, nanobodies or antibodies. Looking to the future, we believe that our core technology will be able to address a broad range of proteomics analysis methods, thereby limiting the need for a laboratory to own multiple, specialized platforms.
•Platinum Analysis Software provides automated, user-friendly data analysis and visualization workflows. Our Platinum Analysis Software is a suite of tools that can map peptides and visualize the amino acid coverage, align peptides to proteins, including a protein inference workflow and a variant caller workflow that is specifically designed to aid users in the identification and relative quantification of variants including single amino acid changes or PTMs. These automated tools allow researchers, regardless of their laboratory infrastructure or staff specialization, to perform NGPS.

•Business model that leverages growing installed base of instruments each utilizing an increasing number of consumables over time. As part of our commercialization efforts, we aim to grow our installed base of instruments globally while in parallel, expanding the range of applications that customers can perform with our technology through continued launch of new instruments, consumable kits and software workflows. From this process and the increase of the installed base over time, we expect to grow a substantial base of recurring revenues from our customers purchasing a greater number of consumables per instrument over time.

•Platform to enable expanded access to proteomics tools. Our instrument has a low capital cost and includes automated data analysis, easing adoption in both core laboratories and smaller research laboratories looking to insource their proteomics work saving time and budget compared to sending samples to core laboratories. For countries with limited core laboratory infrastructure, our platform in some cases represents the only advanced proteomics instrument local researchers can implement.

•Robust patent protection. We have a strong intellectual property strategy in which we have 396 issued patents and 598 pending applications as of December 31, 2024. In addition, we believe many of our pending and issued patents include foundational technology in the proteomics field.

•Experienced Life Science Management team and Board of Directors with significant experience in healthcare. We have a world-class management team and Board of Directors, including our chairman, executive officers, and other senior management, with decades of cumulative experience in the healthcare and life sciences end-markets. We believe this leadership team positions us as a potentially disruptive force in creating a new market of next generation protein sequencing.

Our Strategies

Our strategies include the following:

•First to market using a phased approach to broad commercialization and adoption. We began a controlled launch of the Platinum instrument and started to take orders in December 2022, and subsequently began commercial shipments of Platinum in January 2023, moving to a full commercial launch at the beginning of second quarter 2024. Members of our team have previously utilized a similar phased launch approach to successfully launch and drive long term adoption of other disruptive technologies. We believe this approach allow us to introduce our platform in a structured manner to demonstrate its use and practicality, while working directly with our key potential customers and industry thought leaders to help ensure a positive experience. Our leadership team has decades of cumulative experience working directly in the life sciences industry with many of the companies and research centers that have the potential to become customers.

•Build our commercial infrastructure globally. We are continuing to build our commercial and operational infrastructure to sell and support our platform as we gain traction throughout the world. Presently, we have a direct sales force in the United States, with a combined direct and distributor approach in Europe, and distributor relationships in certain key markets in the rest of the world. Further, in November 2024 we announced a North American distribution agreement with Avantor to distribute the Platinum Pro and related consumables. We formally began accepting orders through Avantor in the first quarter of 2025 and anticipating ramping activity through this relationship throughout 2025.
•Invest in scientific affairs and market development activities to drive evidence generation and increase the awareness of the importance NGPS. We believe that our platform has the capability to enable users to generate a depth of proteomic information that until our launch, was not available. We believe the utility of our platform spans basic research, drug discovery and development, translational research and quality control testing across multiple market segments including academic research, biopharma, contract development and manufacturing organization (“CDMOs”), government and industrial. We plan to invest in scientific affairs and market development activities and partnerships to generate the scientific evidence of the importance and utility of NGPS and to expand the awareness and demand for our products.

•Continued technical innovation to drive product enhancements, new products, and additional applications. Our leadership team has deep expertise in technology development and commercialization in the life sciences and diagnostics markets. Since the launch of our Platinum instrument, we have delivered a steady cadence of new products including sequencing kits, library prep kits, a barcoding kit and software workflows including protein inference and variant caller. In January of 2025, we announced the launch of Platinum Pro with first shipments expected to occur by the end of the first quarter of 2025. We aim to continually innovate and deliver new products, product enhancements, applications, workflows, and other tools to enable our customers to leverage the power of NGPS at scale. See “Product Roadmap” below for further information.

•Lead with accessibility. Our mission is to bring NGPS to every lab, everywhere. Our instrument has a low capital cost and includes automated data analysis, easing adoption in both core laboratories and smaller research laboratories looking to insource their proteomics work saving time and budget compared to sending samples to core laboratories. For countries with limited core laboratory infrastructure, our platform in some cases represents the only advanced proteomics instrument local researchers can implement. As we develop new platforms, we aim to expand the capability of our core technology and further increase the level of workflow automation while continuing to offer our platform at a price point that is advantageous to our customers compared to the capabilities and cost of many legacy proteomics technologies. Our ability to develop our platforms in such a way may allow proteomic analysis to reach new markets and new users, potentially enabling and accelerating innovative discoveries.

•Build an ecosystem that delivers platform consolidation and a streamlined customer experience. Given the complexity of analyzing the proteome, customers often own and must manage many specialized instruments each addressing a subset of their research needs. Many of the associated laboratory workflows are also highly manual and require specialized facilities and staff. We believe that our core technology can address the broadest range of proteomics analysis methods in the market and through partnerships and internal development programs (Proteus), we will be able to simplify the customer experience through platform consolidation and greater workflow automation.

•Maintain a strong intellectual property portfolio for existing and new technologies. We have a broad and deep patent protection strategy, which includes 396 issued patents and 598 pending applications as of December 31, 2024, including certain foundational IP around proteomics. Protection of our intellectual property is a strategic priority for the business; we have taken, and will continue to take, steps to protect our current and future intellectual property and proprietary technology. We believe our broad patent portfolio and continued rigorous patent protection strategy will help to allow us to focus on our key priorities of commercializing our platform, continuing to innovate with new technologies, and preventing fast-followers.

Commercial Strategy

As we continue to commercialize our platforms, we plan to build out our commercial infrastructure to sell and support our products, across a growing number of market segments and geographies. Presently, we have a direct sales force in the United States, with a combined direct and distributor approach in Europe, and distributor relationships in certain key markets in the rest of the world. In November 2024, we announced a North American distribution agreement with Avantor to distribute the Platinum Pro platform and related consumables.
Our leadership team has decades of experience bring new technologies to the market and working directly with many of the companies and research centers that have the potential to become customers. Our commercial strategy includes the following areas of focus.

1.Continue to build our direct sales and support infrastructure in the U.S. and Western Europe. We plan to continue to build our commercial and operational infrastructure to sell and support our platform as we seek to grow adoption in these regions. In addition to our direct investments, we will continue to evaluate opportunities to partner with leading companies to augment our commercial footprint while minimizing the level of direct investment required.
2.Commercial partnerships. In November 2024, we announced a North American distribution agreement with Avantor to distribute the Platinum Pro and related consumables. Avantor is a leading distributor of life sciences products with established relationships in our target market segments. We formally began accepting orders through Avantor in the first quarter of 2025.
3.Geographic partnerships. We exited 2024 with 18 international distribution partners spanning many countries across Europe, Middle East, Africa, Asia Pacific and South America. Each of our international partners brings a depth of local expertise in the fields of genomics and proteomics and have experience bringing new technologies to market. We expect to continue to expand this international network in 2025.
4.Technical and scientific support. We believe that a key to successfully commercializing a new technology like NGPS, is providing high quality technical and scientific support to customers. We use a mix of field based and in house scientific staff to support our customers through all phases of the commercial process from pre-sales, to training and onboarding and through post-sales support. We will continue to invest in this area in both our direct markets and regionally to support our geographic partners as appropriate.
5.Key opinion leaders (“KOL”) and evidence generation. We believe that our platform has the capability to enable users to generate a depth of proteomic information that until our launch, was not available. We work closely with KOLs in the development and commercialization of our products including supporting research studies that lead to the presentation and/or publishing of data using our technology. We plan to continue to invest in research studies and scientific collaborations to generate scientific evidence that supports the importance and utility of NGPS in proteomics research.
6.Technology access program. We believe that our core technology has broad utility across the field of proteomics research. While our internal R&D focus is on the development and commercialization of NGPS, we believe there would be interests from potential customers and strategic partners, to leverage our single molecule, kinetic detection capabilities for other proteomics applications. As part of the launch of Platinum Pro, we are offering Pro Mode, which enables a customer to access our technology for custom application development. To support that work, we initiated a Technology Access Program that allows customers to engage directly with our R&D scientists to explore custom applications of our core technology in support of their on-going research efforts.

Product Roadmap

We believe that our product and technology roadmap and internal development processes position us as a leader in the proteomics market. Since the launch of Platinum in December 2022, we have executed on numerous product launches across instruments, library prep kits, sequencing kits and software tools. This steady cadence of technology advancements ensures our customers have a continuous flow of new capabilities that enable them to pursue their research interests to the fullest. The following is our actual product launches through February 2025, and estimated timing of product launches after February 2025:

At an investor and analyst day on November 20, 2024, we laid out a long-term product and technology roadmap that we believe is capable of delivering a platform (Proteus) and core technology that can address the broadest range of proteomics applications in the market today. The roadmap includes innovations across all areas of our technology.

1.Sequencing Instrumentation and Consumables. In January 2025, we launched Platinum Pro, a new generation of instrumentation that utilizes our current technology architecture, namely a semiconductor chip. Looking to the future, we are developing a new platform called Proteus, which introduces a new instrument and consumable architecture that is being designed to scale the sequencing output per sample from two million features per consumable today, to billions of features per consumable in the future. The first generation of Proteus and associated sequencing consumables, which is estimated to be ready for launch in the second half of 2026, is being designed to have 80 million features per consumable and 160 million features per instrument run when using two consumables.

2.Library Preparation. In December 2024, we launched a version 2 of our library preparation kit which lowered the input quantity of protein required and increased the sample success rate across a broad range of proteins tested. In addition, we also launched a barcoding kit which is designed specifically for the efficient preparation of protein barcodes for NGPS. We expect to continue to innovate in library preparation with key areas of focus being sample input concentration and complex sample preparation amongst other parameters or features.

3.Sequencing Chemistry. Our current sequencing kit recognizes 13 of the 20 known, naturally occurring, amino acids accounting for up to 69% of amino acids in the proteome. We are continuing to evolve our sequencing chemistry with key areas of focus being amino acid coverage, sequence speed and depth, amongst other parameters. We believe that recognition of all 20 amino acids is feasible over time.

4.Software. Our core technology is single molecule, kinetic detection at the amino acid level. Each of our amino acid recognizers exhibits a unique kinetic signature. Utilizing artificial intelligence, we can continuously train our models and improve the accuracy of the database used to interpret these kinetic signatures, resulting in higher data output and accuracy. We expect to continue to evolve this aspect of our software in addition to continuing to evolve our analysis workflows, data visualizers and other software tools that add value to our customers.

Platinum Pro offers a consumable chip with 2 million features. Proteus 1.0 is anticipated to launch with the capability of accepting two consumable chips, each with 80 million features, creating a total feature range from 80-160 million. The Proteus 2.0 feature set of 10 billion features is estimated based on long-term development initiatives.

Suppliers and Manufacturing

Our products are built using both custom-made and off-the-shelf components supplied by outside manufacturers and vendors located in Asia, Europe, and the United States. These products and product components include our custom-made disposable semiconductor chip, our proprietary mode-locked laser as well as proprietary enzymes, recognizers and buffers used for protein sequencing. The majority of other components for our platform are off-the-shelf.

We purchase some of our components and materials used in manufacturing, including the underlying wafers for our semiconductor chip as well as other critical manufacturing steps, from single source suppliers. We believe that alternatives would be available; however, it will likely take a significant amount of time to identify and validate replacement components, which could negatively affect our ability to supply our products on a timely basis. To mitigate this future risk, we and our third-party contractors attempt to carry a significant inventory of our critical components. However, any transaction disruptions in these suppliers and potential associated ramp up time of a new supplier would result in a supply disruption that could impact our business. In addition, any strategic decision to slow, pause, or stop the manufacturing of any core supply based on assumptions of adequate safety stock that subsequently proves to be an incorrect estimate of supply needs could result in a supply disruption due to the inability to ramp up or ramp down processes.

Our instruments are developed and designed by us but have historically been manufactured by a third-party manufacturing partner. Overall, we believe that our manufacturing strategy is efficient and conserves capital. However, we do not have long-term supply or manufacturing commitments from all our suppliers or manufacturers, and some of our products and components are currently supplied on a purchase order basis. In addition, we will need to increase the supply and manufacturing of our products as we continue to grow. If we are unable to maintain manufacturing at our contract manufacturing partners, it will affect our ability to produce instruments which would harm our research and development efforts and commercial operations. In the event that it becomes necessary to utilize a different contract manufacturer or suppliers for our products, now or in the future, we may experience additional costs, delays and difficulties in doing so, and our business could be harmed.

Certain processes related to our semiconductor chip technology are developed by us but manufactured by a third-party partner. Throughout 2024, we were in a process of transitioning a portion of key activities to a new partner, which has resulted in completed wafers with surface coatings that are usable for commercial purposes, but not fully optimized for long-term production or a fully sustainable process. If we determine finalizing this process is economically appropriate, we believe we can complete final steps by late-2025. However, transitioning these processes could take more time than anticipated and may ultimately prove to be unsuccessful. If we are unable to begin consistently manufacturing our semiconductor chip surface coating process at this new contract manufacturer in a sustainable fashion, it will affect our ability to supply semiconductor chips, affecting the commercial availability of our sequencing kit and our ability to complete development activities that allow us to improve the throughput of our platforms, which could ultimately harm our ability to deliver consumable sequencing kits to our customers, both of which would harm our research and development efforts and commercial operations.

Human Capital Management

Our people are a key reason for our success, and we have structured our organization to maximize productivity and performance. Our future success largely depends upon our continued ability to attract and retain highly-skilled employees.

We believe in attracting, developing, and retaining diverse talent and each individual, regardless of their role, makes a difference and impacts our progress. As of December 31, 2024, we employed 143 full-time employees in the United States and six full-time employees internationally. In addition, we utilize Professional Employment Organizations (“PEOs”) to provide labor for certain key activities outside the United States. None of our employees are covered by collective bargaining agreements. We understand that our success depends on our highly talented employees, and our human capital management practices focus on attracting and retaining an engaged workforce.

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

Compensation and Benefits. Life sciences companies, both large and small, compete for a limited number of qualified applicants to fill specialized positions. To attract qualified applicants and retain employees, we offer a total rewards package consisting of base salary, cash bonus, and equity compensation. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. In addition, we provide a comprehensive benefits package inclusive of medical, dental, and vision healthcare coverage, including company-paid contributions into a Health Savings Account for those employees that enroll in our High Deductible Medical Plan option. Additional employee benefits include, life insurance and disability coverage, 401(k) investment plans, tax advantaged savings account, generous paid time off and leave of absence policies, employee assistance programs, and wellness programs.

Employee Health and Safety. We have training programs for general, chemical and biological safety. We are continuously evaluating the guidance from federal and local authorities and have created strict policies and guidelines that put our employees’ health and safety first.

Competition

We face significant competition in the life sciences technology market. We currently compete with life sciences technology and diagnostic companies that are supplying components, products and services that serve customers engaged in proteomics analysis. These companies include Agilent Technologies, Bio-Rad Laboratories, Danaher, Luminex, Merck KGaA (and its subsidiary MilliporeSigma) and Thermo Fisher Scientific.

We also may compete with a number of emerging growth companies that have developed, or are developing, proteomic products and solutions, such as Nautilus Biotechnology, Olink Proteomics (acquired by Thermo Fisher Scientific), Quanterix, Seer and Standard BioTools. In addition, there are a number of privately-held entities working on similar technologies as ours.

We believe there are currently no commercially available NGPS platforms beyond our Platinum and Platinum Pro systems. The legacy proteomics market today is largely served by companies that offer a variety of analytical instruments, such as MS and associated reagents and consumables. There are also a number of companies that provide proteomic analysis services and have developed or are developing novel proteomic technologies. Additional competing products may emerge from various sources, including life sciences tools, diagnostics, pharmaceutical and biotechnology companies, third-party service providers, academic research institutions, governmental agencies and/or public and private research institutions, among others. Many of the companies with which we compete have substantially greater financial, operational and sales channel resources than we have.

The broader life science instrumentation industry is highly competitive and expected to grow more competitive with the increasing knowledge gained from ongoing research and development. Given the potential market opportunity and scientific importance of proteomic analysis, we expect increased competition and competitor technologies to emerge in the future. We believe the principal competitive factors in our target markets include:

•the scale required to address the complexity and dynamic range of the proteome;
•resolution and sensitivity;
•accuracy and reproducibility of results;
•cost of instruments and consumables;
•efficiency and speed of workflows;
•throughput to meet lab testing volume;
•reputation among customers and key thought leaders;
•innovation in product offerings;
•strength of intellectual property portfolio;
•operational and manufacturing footprint;
•customer support infrastructure; and
•a leadership and commercial team with extensive execution and scientific background.
We believe that there are currently no other commercially available products that provide the same level of analysis at the same scale and sensitivity that our platform provides. We have continued to enhance our position through our ongoing product development, commercial strategy, deployment of new and updated products as well as ongoing collaborations and partnerships with key thought leaders.
Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patents, trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies.

Patented Technologies

The patents owned and in-licensed by us provide comprehensive coverage of our peptide sequencing and nucleic acid sequencing processes and are directed to aspects including instrument and laser light source architecture, pixel design, waveguide architecture, lifetime discrimination methods, machine learning, and surface chemistry. We have developed a portfolio of issued patents and pending patent applications directed to commercial products and technologies for potential development. We believe that our intellectual property is a core strength of our business, and our strategy includes the continued development of our patent portfolio.
Patent Portfolio
As of December 31, 2024, we own 396 issued patents and 598 pending patent applications. Of our 396 issued patents, 98 were issued U.S. utility patents. These issued patents have expected expiration dates ranging between 2034 and 2043.
As of December 31, 2024, of our 598 pending patent applications, 128 were pending U.S. utility patent applications, 9 of which were allowed. In addition, we own 298 issued patents in foreign jurisdictions, including Australia, Brazil, China, Europe, Hong Kong, India, Japan, Korea, Mexico, and Taiwan, and 470 pending patent applications in foreign jurisdictions, including Australia, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Singapore, Taiwan, and Thailand, 13 of which were allowed.

Going forward, we will continue to evaluate the potential for filing patents for new intellectual property, as well as strategic adjustments of our existing portfolio to maximize our market position, as well as effective deployment of capital to maintain our existing portfolio.
Trademark Portfolio
We also protect important marks through trademark registrations. As of December 31, 2024, we owned 68 trademark registrations and 94 trademark applications, of which 16 are U.S. trademark applications. Twelve of the U.S. trademark applications have been allowed.
Other Intellectual Property
In addition to patents, we also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. We seek to protect our proprietary information and other intellectual property by taking appropriate measures including, for example, generally requiring our employees, consultants, contractors, suppliers, outside scientific collaborators and other advisors to execute non-disclosure and assignment of invention agreements on commencement of their employment or engagement. Agreements with our employees also forbid them from using or incorporating the proprietary rights of third parties during their engagement with us.
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
Under a long-standing FDA regulation, products that are intended for RUO and are labeled as RUO are not regulated by the FDA as in vitro diagnostic (“IVD”) devices and are not subject to the regulatory requirements discussed below for medical devices. RUO products may therefore be used or distributed for research use without obtaining FDA clearance or approval. Such products must bear the statement: “For Research Use Only. Not for Use in Diagnostic Procedures.” RUO products also cannot make any claims related to safety, effectiveness or diagnostic utility, and they cannot be intended for human clinical diagnostic use.
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

FDA and FTC Regulation of Medical Devices in the United States
In the United States, medical devices are subject to extensive regulation by the FDA under the FDCA and its implementing regulations, and other federal and state statutes and regulations. The laws and regulations govern, among other things, medical device design and development, non-clinical and clinical testing, pre-market clearance, authorization or approval, establishment registration and product listing, product manufacturing, product packaging and labeling, product storage, advertising and promotion, product distribution, recalls and field actions, servicing and post-market clinical surveillance. A number of U.S. states also impose licensing and compliance regimes on companies that manufacture or distribute prescription devices into or within the state.
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
Medical devices, including IVD products, must undergo pre-market review by, and receive clearance or approval from, the FDA prior to commercialization, unless the device is of a type exempted from such review by statute, regulation, or an FDA exercise of enforcement discretion. The FDA classifies medical devices into three classes based on risk with Class I being the lowest risk and Class III being the highest risk. The FDA generally must clear or approve the commercial sale of most new medical devices that fall within product categories designated as Class II and III. Commercial sales of most Class II and III medical devices within the United States must be preceded either by pre-market notification and FDA clearance pursuant to Section 510(k) of the FDCA (Class II) or by the granting of a pre-market approval (“PMA”) (Class III), after a pre-market application is submitted. Both 510(k) notifications and PMA applications must be submitted to FDA with significant user fees, although reduced fees for small businesses are available. Class I devices are generally exempt from pre-market review and notification, as are some moderate-risk Class II devices. Manufacturers of all classes of devices must comply with FDA’s QSR, establishment registration, medical device listing, labeling requirements, and medical device reporting (“MDR”) regulations, which are collectively referred to as medical device general controls. Class II devices may also be subject to special controls such as performance standards, post-market surveillance, FDA guidelines, or particularized labeling. Some Class I and Class II devices may be exempted by regulation from the requirement of compliance with substantially all of the QSR.
Moreover, as electronic and digital medical devices have become increasingly connected to the Internet, hospital networks, and other medical devices to provide features that improve health care and patient accessibility, FDA and other regulatory authorities have recognized that those same features also increase the risk of cybersecurity threats. These types of medical devices may be vulnerable to cybersecurity incidents that could potentially impact the safety and effectiveness of the device, and device manufacturers are responsible for identifying cybersecurity risks and hazards associated with our products. In recent years, the FDA has increased its scrutiny of this issue as part of the review and marketing authorization process for new medical devices; the agency also monitors reports of cybersecurity incidents as part of its post-marketing device surveillance activities. In addition, as part of the Consolidated Appropriations Act for 2023, signed into law on December 29, 2022 (P.L. 117-328), Congress created new pre-market requirements for developers of “cyber devices,”

defined as medical devices that include software, connect to the Internet, and contain any technological features that could be vulnerable to cybersecurity threats.
Ongoing Post-Market Regulatory Requirements and FDA Enforcement
If our products were deemed to be “medical devices” by the FDA, then our company would be subject to general controls which include:
•establishment registration and device listing;
•the QSR, which requires manufacturers, including third-party manufacturers, to follow design, testing, control, storage, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures;
•labeling regulations, which govern the mandatory elements of the device labels and packaging (including Unique Device Identifier markings for certain categories of products);
•the FDA’s prohibitions against the promotion of products for uncleared, unapproved or “off-label” uses and other requirements related to promotional activities;
•the MDR regulations, which require that manufacturers report to the FDA if a device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;
•voluntary and mandatory device recalls addressing problems when a device is defective and/or could be a risk to health;
•correction and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health; and
•post-market surveillance regulations, which apply to certain Class II or III devices when necessary to protect the public health or to provide additional safety and effectiveness data for the device.
Additionally, certain Class II and Class III devices are subject to special controls. To ensure compliance with regulatory requirements, medical device manufacturers are subject to market surveillance and periodic, pre-scheduled and unannounced inspections by the FDA and certain state authorities. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may lead to any of the following sanctions:
•Warning Letters or Untitled Letters that require corrective action;
•fines and civil penalties;
•unanticipated expenditures;
•delays in approving/clearing or refusal to approve/clear any of our future products;
•FDA refusal to issue certificates to foreign governments needed to export our products for sale in other countries;
•suspension or withdrawal of FDA approval or clearance (as may be applicable);
•product recall or seizure;
•partial suspension or total shutdown of production;
•operating restrictions;
•injunctions or consent decrees; and
•civil or criminal prosecution.
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
U.S. and European Data Security and Data Privacy Laws
All U.S. states have enacted legislation protecting the privacy and security of “personal information” such as identifiable financial or health information, social security numbers, credit card information and other personally identifiable information. These laws overlap and apply simultaneously with federal privacy and security requirements and regulated entities must comply with all of them. The California Consumer Privacy Act (“CCPA”) went into effect January 1, 2020, and is one of the most restrictive state privacy laws, protecting a wide variety of personal information and granting significant rights to California residents with respect to their personal information. Regulations under CCPA have been modified several times and continue to be modified. Additionally, a new privacy law, the California Privacy Rights Act, (“CPRA”) was approved by California voters in the election of November 3, 2020 and went into effect in January of 2023. The CPRA modified the CCPA significantly, and may result in further uncertainty, additional costs and expenses stemming from efforts to comply with this law, and increases the potential for harm and liability for failure to comply. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, which is enacting new regulations and has expanded enforcement authority. Other states in the U.S. have implemented or are considering privacy laws similar to CCPA. Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Montana, New Jersey, Oregon, Tennessee, Texas, Utah, and Virginia have enacted similar data protection laws to California and other U.S. states have proposals under consideration, increasing the regulatory compliance risk. In dealing with health information for the development of our technology or for commercial purposes, we will be indirectly affected by HIPAA and state-imposed health information privacy and cybersecurity laws because these laws regulate the ability of our potential customers and research collaborators to share health information with us. Additionally, we must identify and comply with all applicable state laws for the protection of personal information with respect to personal information that we collect.
In the European Union, increasingly stringent data protection and privacy rules that have and will continue to have substantial impact on the use of personal and patient data across the healthcare industry became stronger in May 2018. The General Data Protection Regulation (“GDPR”) applies across the European Union and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR fine framework can be up to 20 million euros, or up to 4% of the company’s total global turnover of the preceding fiscal year, whichever is higher. The GDPR sets out a number of requirements that must be complied with when handling the personal data of such European Union based data subjects including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g., access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; and the new mandatory data breach regime. In particular, medical or health data, genetic data and biometric data where the latter is used to uniquely identify an individual are all classified as “special category” data under the GDPR and are afforded greater protection and require additional compliance obligations. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities. We are subject to GDPR as we undertake and expand operations in the EU, offer products or services to individuals in the EU, or monitor the behavior of individuals within the EU.
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

International Laws and Regulations for IVD Products
Whether or not we obtain FDA marketing authorization for a clinical diagnostic product in the future, we must still obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the marketing of any product for clinical diagnostic use in those countries. The regulations in other jurisdictions vary from those in the United States and may be easier or more difficult to satisfy and are subject to change. For example, the European Commission published Regulation (EU) 2024/1860 in July 2024. This new regulation amended Regulation (EU) 2017/745 on medical devices (MDR) and Regulation (EU) 2017/746 on in vitro diagnostics (IVD Regulation). Under Regulation (EU) 2024/1860, the transitional periods for certain IVDs have been extended, the implementation of the EUDAMED database will be rolled out in phases, and manufacturers are required to provide notification to the competent authority and healthcare institutions before the interruption or discontinuation of supply of certain medical devices and IVDs.
Outside of the European Union, regulatory authorization needs to be sought on a country-by-country basis in order for us to market any clinical diagnostic products. Some countries have adopted medical device regulatory regimes, such as the Medical Device Administrative Control System (“MDACS”) published by the Hong Kong Department of Health, the Health Sciences Authority of Singapore regulation of medical devices under the Health Products Act and Health Products (Medical Devices) Regulations, and Health Canada’s risk-based classification system for devices, among others, that incorporate IVD products like the FDA’s current system. Each country may have its own processes and requirements for IVD licensing, approval/clearance, and regulation, therefore requiring us to seek any regulatory approvals on a country- by-country basis.
Corporate Information
Quantum-Si Incorporated was originally incorporated under the laws of the State of Delaware on June 24, 2013. Our principal executive offices are located at 29 Business Park Drive, Branford, Connecticut 06405, and our telephone number is (866) 688-7374.
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
Risks Related to Our Financial Condition and Capital Requirements
We are an early-stage life sciences technology company with a history of net losses and negative cash flow, which we expect to continue, and we may not be able to generate meaningful revenues or achieve and sustain profitability or positive cash flow in the future.
We are an early-stage life sciences technology company and have incurred significant losses since Quantum-Si was formed in 2013, and expect to continue to incur losses in the future. We incurred net losses of $101.0 million, $96.0 million and $132.4 million in the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $596.6 million. These losses and accumulated deficit were primarily due to the substantial investments made to develop and improve our technology. Over the next several years, we expect to continue to devote substantially all of our resources towards development and commercialization of our products and research and development efforts for additional products. These efforts may prove more costly than we currently anticipate. In December 2022, we initiated a controlled launch of Platinum for RUO, and to date we have generated limited product revenue and may never generate revenue sufficient to offset our expenses or produce enough cash to sustain operations. Accordingly, we cannot assure you that we will achieve profitability or positive cash flow production in the future or that, if we do become profitable and cash flow positive, we will sustain these levels.
We have a limited operating history, which may make it difficult to evaluate the prospects for our future viability and predict our future performance. As such, you cannot rely upon our historical operating performance to make an investment or voting decision regarding us.
We recently commercialized our first product and have generated limited revenue to date. Even with our Platinum product launch, our operations to date have been primarily limited to developing our technology and products. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have not yet produced our products at scale, established sales models, or conducted sales and marketing activities necessary for widespread product commercialization. Consequently, predictions about our future success or viability are highly uncertain and may not be as accurate as they could be if we had a longer operating history or a company history of successfully developing and commercializing products.
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
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
•the timing and amount of expenditures that we may incur to develop, commercialize or acquire additional products and technologies or for other purposes, such as the expansion of our facilities;
•changes in governmental funding of life sciences research and development or changes that impact budgets or budget cycles;
•seasonal spending patterns of our customers;
•the timing of when we recognize any revenues;
•future accounting pronouncements or changes in our accounting policies;
•the outcome of any future litigation or governmental investigations involving us, our industry or both;
•higher than anticipated service, replacement and warranty costs;
•the impact of past or future epidemics or pandemics on the economy, investment in life sciences and research industries, our business operations, and resources and operations of our suppliers, distributors and potential customers; and
•general industry, economic and market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
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
Our operations have consumed substantial amounts of cash since inception. We expect to spend substantial additional amounts to continue the commercialization of our products and to develop new products. We expect to use our funds on hand to further develop and commercialize our products, develop new products, and for working capital and general corporate purposes. As of December 31, 2024, we had cash and cash equivalents and investments in marketable securities totaling $209.6 million. We expect our cash and cash equivalents and investments in marketable securities will be able to fund our operations for at least the next twelve months. However, this does not reflect the possibility that we may not be able to access a portion of our existing cash and cash equivalents and investments in marketable securities due to market conditions.
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
Risks Related to Our Business and Industry
We may not gain commercial traction for our current products and we may not be able to successfully commercially launch other future products.
We commercially launched our first product, Platinum for RUO in December 2022. We are following a three-phase launch plan for commercialization, which includes an early access limited release phase, the current controlled commercial launch phase, and a broad commercial availability phase. Our commercial launch plan may not progress as planned due to:
•the inability to establish the capabilities and value proposition of our products with key opinion leaders in a timely fashion;
•the potential need or desire to modify aspects of our products throughout our commercial launch plan;
•changing industry or market conditions, customer requirements or competitor offerings over the span of our commercial launch plan;
•delays in building out our sales, customer support and marketing organization as needed for each of the phases of our commercial launch plan; and
•delays in ramping up manufacturing, either internally or through our suppliers to meet the expected demand in each of the phases of our commercial launch plan.
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

Other factors in achieving commercial market acceptance, include:
•our ability to market and increase awareness of the capabilities of our products;
•the ability of our products to demonstrate comparable performance in intended use applications broadly in the hands of customers consistent with the early access limited release phase of our commercialization plan;
•our potential customers’ willingness to adopt new products and workflows;
•our product’s ease of use and whether it reliably provides advantages over other alternative technologies;
•the rate of adoption of our products by academic institutions, laboratories, biopharmaceutical companies and others;
•the prices we charge for our products;
•our ability to develop new products and workflows and solutions for customers;
•if competitors develop and commercialize products that perform similar functions as our products; and
•the impact of our investments in product innovation and commercial growth.
We may not be successful in addressing each of these criteria or other criteria that might affect the market acceptance of Platinum and any other products we commercialize. If we are unsuccessful in achieving and maintaining market acceptance of our products, our business, financial condition, results of operations and cash flows will be adversely affected.
If we are unable to establish superior sales and marketing capabilities, we may not be successful in commercializing our products.
We have limited experience as a company in sales and marketing and our ability to achieve revenue growth depends on us being able to attract customers for our products. Although members of our management team have considerable industry experience, we will be required to expand our sales, marketing, distribution and customer service and support capabilities with the appropriate technical expertise to gain market share and revenue growth. To perform sales, marketing, distribution, and customer service and support successfully, we will face a number of risks, including:
•our ability to attract, retain and manage the sales, marketing and customer service and support force necessary to commercialize and gain market acceptance of our products;
•the time and cost of establishing a specialized sales, marketing and customer service and support force; and
•our sales, marketing and customer service and support force may be unable to initiate and execute successful commercialization activities.
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
Epidemics, pandemics or other public health crises could adversely affect our business.
Our operations could be significantly adversely affected by the effects of a widespread outbreak of epidemics, pandemics or other health crises. We cannot accurately predict the impact of epidemics and pandemics would have on our operations and the ability of third-parties to meet their obligations under contracts or arrangements with us, including uncertainties relating to the ultimate geographic spread of epidemics and pandemics, the severity of the underlying diseases, the duration of outbreaks, and the length of travel and quarantine restrictions imposed by governments of affected countries. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could further affect our operations and ability to finance our operations.
Environmental, social and governance matters may impact our business and reputation.
Increasingly, companies are being judged by their performance on a variety of environmental, social and governance (“ESG”) matters, which are considered to contribute to the long-term sustainability of companies’ performance.
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
Unfavorable global economic conditions, retaliatory economic policies, or other geopolitical conditions associated with intra-country economics and policies could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including changes in inflation, interest rates, tariffs, retaliatory trade policies including limitations of shipments of products, and overall economic conditions and uncertainties. For instance, we have experienced pricing increases from our suppliers. To the extent inflation or other factors increase our business costs, it may not be feasible to pass price increases on to our customers or offset higher costs through manufacturing efficiencies. Inflation or economic policies could also adversely affect the ability of our customers to purchase our products. An economic downturn could result in a variety of risks to our business, including weakened demand for our products and our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also result in further constraints on our suppliers or cause future customers to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

On February 1, 2025, the President of the United States issued executive orders directing the United States to impose new tariffs on imports from Canada, Mexico and China. Although a portion of these new tariffs have been temporarily suspended, other parts of these new tariffs are now in effect, and it is unclear for how long and to what extent such suspensions will remain in effect. The U.S. has also announced new tariffs on foreign steel and aluminum, with such tariffs taking effect in early March. The U.S. has further raised the possibility of new tariffs on imports from additional countries, including those in Europe. The new tariffs likely will increase the cost of the products we source from these international jurisdictions and affect future shipments from any of our foreign suppliers. We may not be able to pass along increases in tariffs and freight charges, and any alterations we may make to our business strategy or operations to adapt to the foregoing, including sourcing products from suppliers in other countries, would be time consuming and expensive and could adversely impact our business.
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
Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. As of December 31, 2024, we had 143 full-time employees in the United States and six full-time employees internationally. Our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We may face challenges integrating, developing and motivating our employee base. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel. If we do not successfully manage our anticipated growth, our business, results of operations, financial condition and prospects will be harmed.
Recently and in the past, we have undergone leadership transitions and an internal restructuring, and we depend on our key personnel and other highly qualified personnel, and if we are unable to recruit, train and retain our personnel in the future, we may not achieve our goals.
In January and August 2023, and November 2024, we committed to organizational restructurings designed to decrease our costs and create a more streamlined organization to support our business. In connection with these activities, we reduced our workforce by approximately 12%, 16% and 23% effective in January and August 2023, and November 2024, respectively. We believe this re-prioritized strategic focus is the best way to optimize our financial and other resources to advance our goal of developing and commercializing our products and services. There can be no assurance that our restructuring will achieve the cost savings, operating efficiencies or other benefits that we may initially expect. Restructuring activities may also result in a loss of continuity, accumulated knowledge and inefficiency during transitional periods and thereafter. In addition, internal restructurings can require a significant amount of time and focus from management and other employees, which may divert attention from operations. Further, our restructuring may result in unexpected expenses or liabilities and/or write-offs. If our restructuring fails to achieve some or all of the expected benefits therefrom, our cash resources may not last as long as estimated and our business, results of operations and financial condition could be materially and adversely affected.
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

In December 2022, we initiated a controlled launch of Platinum for RUO, and subsequently initiated a full commercial launch at the beginning of the second quarter 2024. If we are able to successfully commercialize our products, we expect that we will generate substantially all of our revenue from the sale of our instruments and consumables. There can be no assurance that we will be able to successfully commercialize our products, design other products that will meet the expectations of our customers or that any of our future products will become commercially viable. As technologies change in the future for life sciences research tools in general and in proteomics and genomics technologies specifically, we will be expected to upgrade or adapt our products in order to keep up with the latest technology. To date, we have limited experience simultaneously designing, testing, manufacturing and selling products and there can be no assurance we will be able to do so. Our sales expectations are based in part on the assumption that our products will increase study sizes for our future customers and their associated purchases of our consumables. If sales of our instruments fail to materialize, so will the related consumable sales and associated revenue.
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
Our business will depend significantly on research and development spending by academic institutions and other research institutions, and any reduction in spending, driven by these customers or other third party funding sources such as the National Institutes of Health, could limit demand for our products and adversely affect our business, results of operations, financial condition and prospects.
We expect that a large portion of all of our revenue in the near term could be generated from sales of RUO protein sequencing products to academic institutions and other research institutions. Much of these customers’ funding will be, in turn, provided by various state, federal and international government agencies. As a result, the demand for our products will depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:
•decreases or freezes in government funding of research and development;
•changes to programs that provide funding to research laboratories and institutions, including changes in the amount of funds allocated to different areas of research or changes that have the effect of increasing the length of the funding process;
•macroeconomic conditions and the political climate;
•potential changes in the regulatory environment;
•differences in budgetary cycles, especially government or grant-funded customers, whose cycles often coincide with government fiscal year ends;
•competitor product offerings or pricing;
•market-driven pressures to consolidate operations and reduce costs; and
•market acceptance of relatively new technologies.
In addition, various state, federal and international agencies that provide grants and other funding may be subject to stringent budgetary constraints that could result in spending reductions, reduced grant making, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers, or the customers to whom they provide funding, to purchase our products. A decrease in the amount of, or delay in the approval of, appropriations to National Institutes of Health (“NIH”) or other similar U.S. or international organizations, such as the Medical Research Council in the United Kingdom, could result in fewer grants benefiting life sciences research. For example, on February 7, 2025, the NIH imposed a standard indirect rate of 15% across all NIH grants for indirect costs, defined as “facilities” and “administration,” in lieu of a separately negotiated rate for indirect costs in every grant. Indirect costs represent more than 25% of total grant dollars in 2023 awarded by the NIH. This limitation may impact research institution’s ability to govern or even accept NIH grants, thereby affecting total spending on products such as ours. Further, as of February 2025, much of the current period NIH funding allotments have either been slowed or frozen. These reductions or delays could also result in a decrease in the aggregate amount of grants awarded for life sciences research or the redirection of existing funding to other projects or priorities, any of which in turn could cause our potential customers to reduce or delay purchases of our products.
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
We rely on certain contract manufacturers to manufacture and supply our instruments, components of our instruments, and certain components of our consumable offerings. Since most of our contracts with these manufacturers do not commit them to carry inventory or make available any particular quantities, these manufacturers may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. Further, if these manufacturers are unable to obtain critical components used in our instruments or supply our instruments on the timelines we require, our business and commercialization efforts would be harmed. Further, any strategic decision to slow, pause, or stop any core supply based on assumptions of adequate safety stock that subsequently proves to be an incorrect estimate of supply needs could result in a supply disruption based on in ability to ramp up or slowness in ramp down processes.
In the event it becomes necessary to utilize different contract manufacturers for our products or components of our products, we would experience additional costs, delays and difficulties in doing so as a result of identifying and entering into an agreement with a new manufacturer as well as preparing such new manufacturer to meet the logistical requirements associated with manufacturing our instruments and consumable offerings, and our business would suffer. In addition, if our products are authorized for use by the FDA as medical devices, we will need to contract with FDA-registered device establishments that are able to comply with current Good Manufacturing Practice requirements that are set forth in the Quality System Regulations (“QSR”), unless explicitly exempted by regulation.
In addition, certain of the components and consumables used in our instruments and consumable offerings are sourced from a limited number, or sole source suppliers. If we were to lose such a supplier, there can be no assurance that we will be able to identify or enter into an agreement with an alternative supplier on a timely basis on acceptable terms, if at all. An interruption in our ability to sell and deliver instruments or consumable offerings to customers could occur if we encounter delays or difficulties in securing these components or consumables, or if the quality of the components or consumables supplied do not meet specifications, or if we cannot then obtain an acceptable substitute. In the past, our suppliers have been impacted by global pandemics and epidemics, such as the COVID-19 pandemic, and we have experienced supply delays for critical hardware and instrumentation as a result. If any of these events occur, our business, results of operations, financial condition and prospects could be harmed.
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
A portion of our revenue is generated through a number of key channel partners, and the loss of any such channel partner could adversely impact our business and our results of operations could suffer.

We are dependent on our channel partners for a portion of our revenue. Our contracts with our channel partners allow them to exercise significant discretion in the placement and promotion of our products, and such contracts do not contain any long-term volume commitments. Further, revenue from our channel partners also depends on a number of factors outside our control and may vary from period to period. If one or more of our channel partners do not effectively market and sell our products or they promote other products over ours, the volume of our products sold to customers could decrease, and our business and results of operations could therefore be significantly harmed.
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
Engaging in international business inherently involves a number of difficulties and risks, including:
•required compliance with existing and changing foreign regulatory requirements and laws that are or may be applicable to our business in the future, such as the GDPR and other data privacy requirements, labor and employment regulations, anti-competition regulations, the U.K. Bribery Act of 2010 and other anti-corruption laws, regulations relating to the use of certain hazardous substances or chemicals in commercial products, and require the collection, reuse, and recycling of waste from products we manufacture;
•required compliance with U.S. laws such as the Foreign Corrupt Practices Act, and other U.S. federal laws and regulations established by the Office of Foreign Assets Control of the U.S. Department of the Treasury;
•export requirements and import or trade restrictions;
•laws and business practices favoring local companies;
•foreign currency exchange, longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•changes in social, economic, and political conditions or in laws, regulations and policies governing foreign trade, manufacturing, research and development, and investment both domestically as well as in the other countries and jurisdictions in which we operate and into which it may sell our products including as a result of the separation of the United Kingdom from the European Union (“Brexit”);
•potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements, and other trade barriers;
•difficulties and costs of staffing and managing foreign operations; and
•difficulties protecting, maintaining, enforcing or procuring intellectual property rights.
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
We rely on third-party foundries to produce silicon wafers, which when packaged and tested internally, lead to our supply of semiconductor chips. If these third-party foundries should fail or not perform satisfactorily, our ability to supply semiconductor chips would be negatively and adversely affected.
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
If our products contain defects, we may experience:
•a failure to achieve market acceptance for our products or expansion of our product sales;
•loss of customer orders and delay in order fulfillment;
•damage to our brand reputation;

•loss of revenue;
•increased warranty and customer service and support costs due to product repair or replacement;
•product recalls or replacements;
•inability to attract new customers;
•diversion of resources from our manufacturing and research and development team into our service team; and
•legal claims against us, including product liability claims, which could be costly and time consuming to defend and result in substantial damages.
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
Some of our current competitors are large publicly-traded companies, or are divisions of large publicly-traded companies, and may enjoy a number of competitive advantages over us, including:
•greater name and brand recognition;
•greater financial and human resources;
•broader product lines;
•larger sales forces and more established distributor networks;
•substantial intellectual property portfolios;
•larger and more established customer bases and relationships; and
•better established, larger scale and lower cost manufacturing capabilities.
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
As of December 31, 2024, we had federal net operating loss carryforwards (“NOLs”) to offset future taxable income of approximately $388.3 million, of which $65.5 million will begin to expire in 2033 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset post-change taxable income. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period (calculated on a rolling basis). We have completed an analysis through December 31, 2024 and no such ownership change has occurred. Future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
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
Our Branford, Connecticut facilities primarily house our corporate headquarters as well as research and development activities. In addition, we have a product development and operations facility located in San Diego, California, and a semiconductor chip manufacturing location in Garnet Valley, Pennsylvania. Our instruments are manufactured at our third-party manufacturer’s facilities in the United States and internationally, and our consumables are manufactured at various locations in the United States including at our facilities in San Diego, California and Garnet Valley, Pennsylvania, and internationally.
Our facilities in Branford, Garnet Valley, San Diego and those of our third-party manufacturers are vulnerable to natural disasters, public health crises and catastrophic events. If any disaster, public health crisis or catastrophic event were to occur, our ability to operate our business would be seriously, or potentially completely, impaired. If our facilities or our third-party manufacturer’s facilities become unavailable for any reason, we cannot provide assurances that we will be able to secure alternative manufacturing facilities with the necessary capabilities and equipment on acceptable terms, if at all. We may encounter particular difficulties in replacing our facilities given the specialized equipment housed within them. The inability to manufacture our instruments or consumables, combined with limited inventory of manufactured instruments and consumables, may result in the loss of future customers or harm our reputation, and we may be unable to re-establish relationships with those customers in the future.
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

We, as well as certain of our directors and officers, may become subject to claims or lawsuits during the ordinary course of business. If any such claim or lawsuit was brought, regardless of the outcome, such claim or lawsuit could result in significant legal fees and expenses and could divert management’s time and other resources. If any such claims or lawsuits are successfully asserted against us, or any other party we have agreed to indemnify, we could be liable for damages or reimbursement of damages and be required to alter or cease certain of our business practices. Any of these outcomes could cause our business, financial performance and cash position to be negatively impacted.
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
We may in the future register with the FDA as a specification developer and list some of our ancillary products with the FDA as Class I general purpose laboratory equipment, subjecting us to ongoing inspections by the FDA. While this regulatory classification is exempt from certain FDA requirements, such as the need to submit a pre-market notification commonly known as a 510(k), and some of the requirements of the FDA’s QSR, those device products would be subject to mandatory general controls that apply to all classes of medical devices. In addition to establishment registration, device listing and compliance with applicable QSR, general controls include compliance with FDA regulations for labeling, reporting adverse events or malfunctions for the products, and general prohibitions against misbranding and adulteration.
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
Our research use only (“RUO”) products could become subject to government regulation as medical devices by the U.S. Food and Drug Administration (“FDA”) and other regulatory agencies even if we do not elect to seek regulatory authorization to market our products for diagnostic purposes, which would adversely impact our ability to market and sell our products and harm our business.
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
Our reagents may be used by clinical laboratories to create Laboratory-Developed Tests (“LDTs”), which could, in the future, become subject to some form of FDA or other regulatory requirements, which could materially and adversely affect our business and results of operations.
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
There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims and physician transparency laws. Our business practices and relationships with providers and hospitals are subject to scrutiny under these laws. We may also be subject to patient information privacy and security regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. The healthcare laws and regulations of concern as we develop and begin to commercialize products include:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual or furnishing or arranging for a good or service, for which payment may be made, in whole or in part, under federal healthcare programs, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•the federal civil and criminal false claims laws, including the federal civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal healthcare programs that are false or fraudulent. Private individuals can bring False Claims Act “qui tam” actions, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement.
•the federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;
•HIPAA, which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
•the federal Physician Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, to report annually to CMS, information related to payments and other transfers of value to physicians (defined broadly to include doctors, dentists, optometrists, podiatrists and chiropractors), teaching hospitals and certain advanced non-physician healthcare practitioners, as well as ownership interests held by physicians and their immediate family members; and
•analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients.
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
Moreover, disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•our financial or other obligations under the license agreement;
•whether, and the extent to which, our products, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensor(s); and
•the priority of invention of patented technology.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make products that are similar to products and technologies we may develop or utilize similar technology that are not covered by the claims of the patents that we own or license now or in the future;
•we, or our licensor(s), might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;
•we, or our licensor(s), might not have been the first to file patent applications covering certain of our or their inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing, misappropriating or otherwise violating our owned or licensed intellectual property rights;
•it is possible that our pending licensed patent applications or those that we may own in the future will not lead to issued patents;
•issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable;
•the patents of others may harm our business; and

•we may choose not to file a patent for certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.
If any of these events occur, they could materially adversely affect our business, financial condition, results of operations and prospects.
Risks Related to Our Securities and to Being a Public Company
Our outstanding warrants became exercisable for our Class A common stock in September 2021, which increased the number of shares eligible for future resale in the public market and could result in dilution to our stockholders if exercised.
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
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (“SPACs”) (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a de-SPAC process such as our Business Combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, HighCape reevaluated the accounting treatment of its Public Warrants and Private Warrants and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.
As a result, included on our balance sheets as of December 31, 2024 and December 31, 2023, are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our Consolidated Financial Statements and results of operations may fluctuate quarterly, based on factors that are outside of our control. Due to the recurring fair value measurement, it is expected that we will recognize non-cash gains or losses on the warrants each reporting period and that the amount of such gains or losses could be material.
There can be no assurance that the warrants will be in the money prior to their expiration, and they may expire worthless.
The exercise price for our outstanding warrants is $11.50 per share of our Class A common stock. There can be no assurance that the warrants will be in the money prior to their expiration, and as such, the warrants may expire worthless.
There are currently outstanding an aggregate of 3,968,319 warrants to acquire shares of our Class A common stock, which comprise 135,000 Private Warrants held by HighCape’s initial stockholders at the time of HighCape’s initial public offering and 3,833,319 Public Warrants. Each of our outstanding whole warrants is exercisable as of September 9, 2021, for one share of our Class A common stock in accordance with its terms. Therefore, as of December 31, 2024, if we assume that each outstanding whole warrant is exercised and one share of HighCape Class A common stock is issued as a result of such exercise, with payment of the exercise price of $11.50 per share, our fully-diluted share capital would increase by a total of 3,968,319 shares, with approximately $45.6 million paid to us to exercise the warrants.

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
So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will qualify as a “controlled company” within the meaning of the Nasdaq listing rules. As of February 26, 2025, Dr. Rothberg controlled 73.4% of the voting power of our outstanding capital stock, including our Class A common stock and Class B common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards and are not subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a compensation committee comprised solely of independent directors; and (iii) director nominees selected, or recommended for our Board’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.
Dr. Rothberg may have his interest in us diluted due to future equity issuances or his own actions in selling shares of our Class B common stock, in each case, which could result in a loss of the “controlled company” exemption under the Nasdaq listing rules. We would then be required to comply with those provisions of the Nasdaq listing requirements.
We could fail to maintain the listing of our Class A common stock on the Nasdaq Stock Market LLC, which could seriously harm the liquidity of our shares and our ability to raise capital or complete a strategic transaction.
Nasdaq has established continued listing requirements, including a requirement to maintain a minimum closing bid price of at least $1.00 per share. On November 4, 2024, we received written notice from Nasdaq notifying us that, because the closing bid price for our Class A common stock had fallen below $1.00 per share for 30 consecutive business days, and we had no longer met the minimum bid price requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had been provided an initial period of 180 calendar days, or until May 5, 2025 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price of our Class A common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during this 180-calendar day period. If we did not regain compliance with the Bid Price Requirement by the Compliance Date, we may have been eligible for an additional 180-calendar day compliance period. To qualify, we would need to transfer the listing of our Class A common stock to The Nasdaq Capital Market and meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the Bid Price Requirement. To effect such a transfer, we would also need to pay an application fee to Nasdaq and would need to provide written notice to the Staff of our intention to cure the deficiency during the additional compliance period. On December 5, 2024, we were notified by NASDAQ that we had regained compliance with the closing bid price of $1.00 effective December 4, 2024.

Despite regaining compliance on December 4, 2024, there can be no assurance that we will be able to maintain compliance with the Bid Price Requirement or maintain compliance with other Nasdaq requirements in the future. If we are not able to maintain compliance with Nasdaq requirements, our Class A common stock may be delisted from Nasdaq, which could have a material adverse effect on us and our stockholders, including by reducing the liquidity of our shares and having a material adverse effect on our ability to raise capital or complete a strategic transaction.
The dual class structure of our common stock has the effect of concentrating voting power with our Founder, who is also on our Board of Directors, which will limit an investor’s ability to influence the outcome of important transactions, including a change in control.
Shares of our Class B common stock have 20 votes per share, while shares of our Class A common stock have one vote per share. Dr. Rothberg and his affiliates hold all of the issued and outstanding shares of our Class B common stock, and as of February 26, 2025, Dr. Rothberg and his affiliates held 73.4% of the voting power of our capital stock, including our Class A common stock and Class B common stock and is able to control matters submitted to our stockholders for approval, including the election of directors, amendments to our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Dr. Rothberg may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of our Class A common stock. If additional shares of our Class B common stock are issued, your shares and your votes may be significantly diluted.
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
Our organizational documents are governed by Delaware law. Certain provisions of Delaware law and of our certificate of incorporation and bylaws could discourage, delay, defer or prevent a merger, tender offer, proxy contest or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares of our Class A common stock held by our stockholders. These provisions provide for, among other things:
•the ability of our Board to issue one or more series of preferred stock;
•stockholder action by written consent only until the first time when Dr. Rothberg ceases to beneficially own a majority of the voting power of our capital stock;
•certain limitations on convening special stockholder meetings;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•amendment of certain provisions of the organizational documents only by the affirmative vote of (i) a majority of the voting power of our capital stock so long as Dr. Rothberg beneficially owns shares representing a majority of the voting power of our capital stock and (ii) at least two-thirds of the voting power of the capital stock from and after the time that Dr. Rothberg ceases to beneficially own shares representing a majority of our voting power; and
•a dual-class common stock structure with 20 votes per share of our Class B common stock, the result of which is that Dr. Rothberg has the ability to control the outcome of matters requiring stockholder approval, even though Dr. Rothberg owns less than a majority of the outstanding shares of our capital stock.
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
We also identify our cybersecurity threat risks by comparing our processes to standards set by NIST as well as by engaging experts to attempt to penetrate our information systems. To provide for the availability of critical data and systems, manage our material risks from cybersecurity threats, and protect against and respond to cybersecurity incidents, we undertake the following activities:
•monitor emerging data protection laws and implement changes to our processes that are designed to comply with such laws;
•through our policies, practices and contracts (as applicable), require employees, as well as third parties that provide services on our behalf, to treat confidential information and data with care;
•employ technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence;
•provide regular, mandatory training for our employees and contractors regarding cybersecurity threats as a means to equip them with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices;
•conduct regular phishing email simulations for all employees and contractors with access to our email systems to enhance awareness and responsiveness to possible threats;
•leverage the NIST incident handling framework to help us identify, protect, detect, respond and recover when there is an actual or potential cybersecurity incident; and
•carry information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident.
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
We plan for our Chief Financial Officer to provide our Audit Committee with quarterly general risk assessment updates, which shall cover cyber risk topics such as data security posture, results from third-party assessments, progress towards predetermined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. Our Audit Committee is also involved in the reporting function of our incident response plan which includes communication of any cybersecurity incident that meets our reporting thresholds, as well as ongoing updates regarding any such incident, until such incident has been resolved.
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
ITEM 2.    PROPERTIES
We currently lease our executive office at 29 Business Park Drive, Branford, Connecticut 06405. We also lease office, laboratory and manufacturing space in San Diego, California and office space in Santa Clara, California and New Haven, Connecticut. Our semiconductor chip assembly and packaging business is located in Garnet Valley, Pennsylvania. Our leases expire at various dates through 2032. We believe that our current office, laboratory and assembly and packaging locations are sufficient to meet our needs at existing volume levels for the foreseeable future. For further information, please refer to Note 8. Leases, in the accompanying notes to our Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS
We are involved in various legal proceedings, claims, investigations and litigation that arise in the ordinary course of our business. For further information regarding our legal proceedings, please refer to Note 18. Commitments and Contingencies of the Notes to the Consolidated Financial Statements (Part II, Item 8) included in this report, which is incorporated by reference herein.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock and warrants to purchase Class A common stock are listed on Nasdaq under the symbols “QSI” and “QSIAW”, respectively.
Stockholders
As of February 26, 2025, we had 163,202,105 shares of Class A common stock issued and outstanding held of record by 303 holders, 19,937,500 shares of Class B common stock issued and outstanding held of record by two holders, and 3,833,319 public warrants held of record by two holders and 135,000 private placement warrants issued in connection with HighCape’s initial public offering held of record by three holders, each exercisable for one share of Class A Common Stock at a price of $11.50 per share.
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
Unregistered Sales of Equity Securities
During the year ended December 31, 2024, the Company granted (i) an option to purchase 543,271 shares of the Company’s common stock with an exercise price of $0.98 per share and (ii) 899,305 restricted stock units to certain of our employees as an “inducement” grant under our 2023 Inducement Equity Incentive Plan pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying these inducement awards prior to the time at which the awards become exercisable or settleable, as applicable.
Issuer Purchases of Equity Securities
Not applicable.
ITEM 6.    [RESERVED]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the introductory note to this Annual Report under the caption “Cautionary Note Regarding Forward Looking Statements,” which information is incorporated herein by reference. Unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” or “Quantum-Si” are intended to mean the business and operations of Quantum-Si Incorporated and its consolidated subsidiaries. For discussion and analysis pertaining to the year ended December 31, 2023 overview and highlights as compared to the year ended December 31, 2022, please refer to the Company’s Annual Report on Form 10-K, as filed with the SEC on February 29, 2024.
Overview
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
We are a life sciences company focused on proteomics research, with the mission of transforming single-molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell. We have developed a proprietary universal single-molecule detection platform that we are applying to proteomics to enable Next-Generation Protein SequencingTM (“NGPS”), to sequence proteins in a massively parallel fashion (rather than sequentially, one at a time), which can also be used for the study of nucleic acids. We believe that the ability to sequence proteins in a massively parallel fashion and offer a fast analysis time provides NGPS with the potential to unlock significant biological information through improved resolution and unbiased access to the proteome at a speed and scale that is not available today. Traditionally, proteomic workflows to sequence proteins required days or weeks to complete. Our platform includes our Platinum NGPS instrument, Platinum Analysis Software, and consumable kits for use with our Platinum instrument. In 2021, we introduced our Platinum early access program to sites with participation from leading academic centers and key industry partners. The early access program introduced the Platinum single-molecule sequencing system to key opinion leaders across the globe for both expansion and development of applications and workflows. We began a controlled launch of the Platinum instrument and started to take orders in December 2022, and subsequently began a controlled commercial launch of Platinum in January 2023, and then moved to a full commercial launch of Platinum beginning the second quarter of 2024.
Going forward, we intend to follow a systematic, phased approach to continue to successfully launch updates and enhancements to our platform which can include improvements to our hardware, software and chemistry that works together to produce the overall platform.
We believe that our platform offers a differentiated solution in a rapidly evolving proteomics tools market. Within our initial focus market of proteomics, our platform is designed to provide users a seamless opportunity to gain key insights into the immediate state of biological pathways and cell state. Our platform aims to address many of the key challenges and bottlenecks with legacy proteomic solutions, such as mass spectrometry (“MS”), which include high instrument costs both in terms of acquisition and ownership, and complexity with data analysis, which together limit broad adoption. We believe our platform, which is designed to streamline sequencing and data analysis at a lower instrument cost and with greater automation than legacy proteomic solutions, could allow our product to have wide utility across the study of the proteome. For example, our platform could be used for biomarker discovery and disease detection, pathway analysis, immune response, vaccine development, quality assurance and quality control, among other applications.
Global Developments
The macroeconomic climate has experienced, and is continuing to experience, pressure from global developments such as high levels of inflation, global supply chain disruptions and international geopolitical conflicts. We continue to monitor these supply chain, inflation and interest rate factors, as well as the uncertainty resulting from the overall economic environment. Although we do not expect to be significantly impacted by geopolitical conflicts, we have experienced some constraints in product and material availability and increasing costs required to obtain some materials and supplies as a result of these conflicts on the global economy. As geopolitical conflicts continue or worsen, it may impact our business, financial condition or results of operations. We have taken and will continue to take actions to help mitigate the impact of these economic challenges, but there can be no assurance as to the effectiveness of our efforts going forward.
Restructuring
On November 21, 2024, we announced that we committed to an organizational restructuring program designed to streamline and focus our overall corporate resources, as well as align required resources to focus on future product development objectives, including its recently announced Proteus™ platform. As a result, we terminated approximately 23% of our 187 employee workforce. In connection with the restructuring, we recognized one-time cash charges related to severance and other benefits of approximately $2.3 million in 2024 and expect to recognize $0.7 million in the first six months of 2025. In addition, we recognized non-cash expense of approximately $0.1 million in the fourth quarter of 2024 related to stock option modifications. The severance and other benefits related charge, as well as the expense related to stock option modifications are subject to a number of assumptions, and actual results may differ materially. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring. We substantially completed the restructuring in the fourth quarter of 2024. For further information regarding our restructuring activities, please refer to Note 14. Restructuring.
Equity Transactions
On August 11, 2023, we filed a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which became effective on August 22, 2023, covering the offering of Class A common stock, preferred stock, debt securities, warrants, rights and units.

On December 11, 2024, we entered into an Equity Distribution Agreement (the “Sales Agreement”) with Canaccord Genuity LLC (“Canaccord”) to sell shares of our Class A common stock, par value $0.0001, having an aggregate offering price of up to $75.0 million, from time to time through an “at-the-market” offering program under which Canaccord will act as sales agent (the “ATM Offering”). We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the EDA. The ATM Offering is being made pursuant to our shelf registration and a prospectus supplement related to the ATM Offering dated December 11, 2024. During the year ended December 31, 2024, we sold and issued 23,425,650 shares of our Class A common stock under the ATM Offering, resulting in gross proceeds of $36.2 million. Net proceeds were $34.8 million after commissions and issuance costs of $1.4 million.
Also on December 11, 2024, we exercised its right to terminate the Equity Distribution Agreement (the “Equity Distribution Agreement”), dated August 11, 2023, by and between the Company and Evercore Group L.L.C. (“Evercore”), as sales agent. The Equity Distribution Agreement previously established an “at-the-market” offering program through which we had the right to sell, from time to time, through Evercore, up to an aggregate of $75.0 million of our Class A Common Stock. We sold no shares under the Equity Distribution Agreement.
On January 3, 2025, we entered into a securities purchase agreement with certain institutional investors pursuant to which we agreed to issue and sell, in a registered direct offering (the “Registered Direct Offering”) an aggregate of 15,625,000 shares of our Class A common stock at a price of $3.20 per Share. The gross proceeds from the Registered Direct Offering were $50.0 million. After deducting estimated placement agents’ fees and other offering expenses payable by the Company, net proceeds were approximately $46.9 million.
In connection with the Registered Direct Offering, we entered into a placement agency agreement with A.G.P./Alliance Global Partners (the “Placement Agent”), pursuant to which the Placement Agent agreed to serve as the sole placement agent for the Company, on a reasonable best efforts basis. We agreed to pay the Placement Agent an aggregate cash fee equal to 6.0% of the gross proceeds received in the Registered Direct Offering.
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
Prior to the Business Combination, the fair value of the shares of common stock underlying stock options had been determined by the Board, with input from management and contemporaneous third-party valuations, as there was no public market for the common stock. Given the absence of a public trading market for our common stock, the Board exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each option grant date.
After the completion of the Business Combination, we measure compensation expense for stock-based awards to employees, non-employees and directors based upon the awards’ initial grant-date fair values. Stock-based compensation expense for stock options, restricted stock units and performance awards is recorded over the requisite service period. For awards with only a service condition, we expense stock-based compensation using the straight-line method over the requisite service period for the entire award. For awards with a market condition, we expense the grant date fair value at the target over the vesting period regardless of the value the award recipients ultimately receive. The fair value of restricted stock without a market condition is estimated using the current market price of our common stock on the date of grant. The fair value of stock option grants with a market condition is estimated at the date of grant using the Monte Carlo simulation model (“Monte Carlo”). The fair values of stock option grants with only a service condition are estimated as of the date of grant by applying the Black-Scholes option valuation model (“Black-Scholes model”). The Black-Scholes model and Monte Carlo models incorporate assumptions as to stock price volatility, the expected life of options or restricted stock, a risk-free interest rate and dividend yield. The effect of forfeiture in compensation costs is recognized based on actual forfeitures when they occur.
The Black-Scholes model is affected by the stock price on the date of the grant as well as assumptions regarding a number of variables. These variables include the expected term of the option, expected risk-free interest rate, the expected volatility of common stock, and expected dividend yield; each of which is described below. The assumptions for expected term of the option and expected volatility of common stock are the two assumptions that significantly affect the grant date fair value.
•Expected Term: The expected term is calculated using the weighted-average period that the stock options are expected to be outstanding prior to being exercised. We determine expected term based on historical exercise patterns and our expectation of the time that it will take for employees to exercise options still outstanding. We estimate non-employees’ options based on the contractual term.
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
•Dividend Yield: Because we have never paid a dividend and do not expect to begin doing so in the foreseeable future, we assume no dividend yield in valuing the stock-based awards.
•Exercise Price: The exercise price is taken directly from the grant notice issued to employees and non-employees.
Stock options granted to non-employees are accounted for based on their fair value on the measurement date using the Black-Scholes model. For further information regarding our stock-based compensation and equity incentive plans, please refer to Note 2. Summary of Significant Accounting Policies, and Note 11. Stock-based Compensation, in the accompanying notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Inventory
Inventory is stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method. Materials that may be utilized for either commercial or, alternatively, for research and development purposes, are classified as inventory. Amounts in inventory used for research and development purposes are charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes and, therefore, does not have an “alternative future use” as defined in authoritative guidance. During the years ended December 31, 2024 and 2023 we identified $3.2 million and $3.4 million, respectively, of product that no longer had an alternative future use and therefore was included as part of research and development expense. There was no such expense identified for the year ended December 31, 2022.
An assessment of the recoverability of capitalized inventory is performed during each reporting period and, if needed, we record a reserve for any excess and obsolete inventory to record inventory at its estimated net realizable value in the period it is identified. Inventory excess and obsolescence reserves related to cost of revenue were immaterial for the years ended December 31, 2024 and 2023.
For further information regarding our significant accounting policies and estimates, please refer to Note 2. Summary of Significant Accounting Policies, in the accompanying notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Warrant Liability

Outstanding warrants include Public Warrants which were issued as one-third of one redeemable warrant per unit during HighCape’s initial public offering on September 9, 2020, and Private Warrants sold to the Sponsor. The Public Warrants and Private Warrants meet the definition of a derivative and we recorded these warrants as long-term liabilities in the Consolidated Balance Sheets at fair value upon the closing of the Business Combination, with subsequent changes in their respective fair values recognized in the Consolidated Statements of Operations and Comprehensive Loss at each reporting date. For further information regarding our warrants, please refer to Note 12. Warrant Liabilities.
Recently Issued Accounting Pronouncements
For a discussion of recently adopted accounting pronouncements and accounting pronouncements pending adoption, please refer to Note 2. Summary of Significant Accounting Policies, in the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Results of Operations for the Year Ended December 31, 2024 as Compared to the Year Ended December 31, 2023
The following table summarizes the results of our operations for the years ended December 31, 2024 and 2023 (dollars in thousands):

	2024	2023	$ Change	% Change
Revenue
Product	$2,925	$1,031	$1,894	183.7%
Service	133	51	82	160.8%
Total revenue	3,058	1,082	1,976	182.6%

Cost of revenue	1,458	594	864	145.5%

Gross profit	1,600	488	1,112	227.9%
Operating expenses:
Research and development	59,641	67,025	(7,384)	(11.0)%
Selling, general and administrative	50,535	44,634	5,901	13.2%
Total operating expenses	110,176	111,659	(1,483)	(1.3)%
Loss from operations	(108,576)	(111,171)	2,595	(2.3)%
Dividend and interest income	11,366	9,536	1,830	19.2%
Unrealized gain on trading securities	—	10,690	(10,690)	(100.0)%
Realized loss on trading securities	—	(5,103)	5,103	100.0%
Change in fair value of warrant liabilities	(3,722)	(278)	(3,444)	1238.8%
Other (expense) income, net	(19)	366	(385)	(105.2)%
Loss before provision for income taxes	(100,951)	(95,960)	(4,991)	5.2%
Provision for income taxes	(56)	-	(56)	nm(1)
Net loss	$(101,007)	$(95,960)	$(5,047)	5.3%
(1)“nm” indicates amount is not meaningful.
Revenue, Cost of Revenue and Gross Profit
Revenue is derived from sales of products and services. Product revenue is generated from the following sources: (i) sales of our Platinum® instrument, (ii) consumables, which consist of sales of our library preparation kits, sequencing kit (which includes sequencing reagents and semiconductor chips), and (iii) freight revenue, which is recognized upon shipment. Service revenue is generated from service maintenance contracts including Platinum Analysis Software access, and advanced training for instrument use.

Cost of revenue primarily consists of product and service costs including material costs, personnel costs and benefits, inbound and outbound freight, packaging, warranty replacement costs, royalty costs, facilities costs, depreciation and amortization expense, and inventory write-offs.
Revenue, Cost of revenue and Gross profit for the years ended December 31, 2024 and 2023 are as follows (dollars in thousands):

	2024	2023	$ Change	% Change
Total revenue	$3,058	$1,082	$1,976	182.6%
Cost of revenue	1,458	594	864	145.5%
Gross profit	$1,600	$488	$1,112	227.9%
Gross profit margin	52.3%	45.1%
Total revenue for the sale of Platinum instruments, related reagent kits and service maintenance contracts increased $2.0 million, or 182.6% as compared to the same period in 2023.
Cost of revenue increased $0.9 million, or 145.5% as compared to the same period in 2023.
Gross profit increased $1.1 million, or 227.9% as compared to the same period in 2023.
We began a controlled launch of the Platinum instrument and started to take orders in December 2022, and subsequently began a controlled commercial launch of Platinum in January 2023, and then moved to a full commercial launch of Platinum beginning in the second quarter of 2024.
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
Research and development expenses for the years ended December 31, 2024 and 2023 are as follows (dollars in thousands):

	2024	2023	$ Change	% Change
Research and development	$59,641	$67,025	$(7,384)	(11.0)%
Research and development expenses decreased by $7.4 million, or 11.0%, for the year ended December 31, 2024 as compared to the same period in 2023. This decrease was primarily due to a $7.3 million decrease in payroll and payroll-related costs, which includes a $0.3 million decrease in stock-based compensation, a $2.2 million decrease in fabrication and outsourced services and a $0.8 million net decrease of other research and development expenses. The decrease in payroll and payroll-related costs were primarily driven by restructuring activities and an increase in personnel costs that were capitalized during the year ended December 31, 2024. These decreases were partially offset by a $2.9 million increase in laboratory supplies expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of personnel costs and benefits, stock-based compensation, patent and filing fees, consulting and professional services, legal and accounting services, facilities costs, depreciation and amortization expense, insurance and office expenses, product advertising and marketing.
Selling, general and administrative expenses for the years ended December 31, 2024 and 2023 are as follows (dollars in thousands):

	2024	2023	$ Change	% Change
Selling, general and administrative	$50,535	$44,634	$5,901	13.2%
Selling, general and administrative expenses increased by $5.9 million, or 13.2%, for the year ended December 31, 2024 as compared to the same period in 2023. The increase was primarily due to a $4.1 million increase in payroll and payroll-related costs, which includes a $0.7 million increase in stock-based compensation, a $2.1 million increase in legal fees, a $1.0 million increase in outsourced services, a $0.7 million increase in trade show and other marketing-related expenses, a $0.6 million increase in non-income tax expenses and a $0.9 million net increase in other selling, general and administrative expenses. The increase in payroll and payroll-related costs are primarily related to on-going investments made in commercial operations. These increases were partially offset by a decrease of $2.8 million in professional services and consulting fees and a $0.7 million decrease in insurance costs from lower market premiums.
Dividend and Interest Income
For the year ended December 31, 2024, dividend and interest income is derived primarily from fixed income securities and money market mutual funds. For the year ended December 31, 2023, dividend and interest income was derived from mutual funds.
Dividend and interest income for the years ended December 31, 2024 and 2023 is as follows (dollars in thousands):

	2024	2023	$ Change	% Change
Dividend and interest income	$11,366	$9,536	$1,830	19.2%
Dividend and interest income increased by $1.8 million, or 19.2% for the year ended December 31, 2024 as compared to the same period in 2023. This increase was a result of higher dividends earned on invested balances in marketable securities resulting from higher market interest rates.
Unrealized Gain on Trading Securities
Unrealized gain on trading securities for the years ended December 31, 2024 and 2023 is as follows (dollars in thousands):

	2024	2023	$ Change	% Change
Unrealized gain on trading securities	$—	$10,690	$(10,690)	(100.0)%
There was no Unrealized gain on trading securities for the year ended December 31, 2024 as compared to a gain of $10.7 million for the same period in 2023. The prior year gain was primarily related to market adjustments of investments in trading securities, which consisted of fixed income mutual funds.
Realized loss on Trading Securities
Realized loss on trading securities for the years ended December 31, 2024 and 2023 is as follows (dollars in thousands):

	2024	2023	$ Change	% Change
Realized loss on trading securities	$—	$(5,103)	$5,103	100.0%

There was no Realized loss on trading securities for the year ended December 31, 2024 as compared to a loss of $5.1 million for the same period in 2023. The prior year losses were primarily related to market adjustments of investments in trading securities, which consisted of fixed income mutual funds.
Change in Fair Value of Warrant Liabilities
The warrant liabilities were recorded at fair value as part of the Business Combination. Change in fair value of warrant liabilities primarily consists of the change in the fair value of our Public Warrants and Private Warrants.
Change in warrant liabilities for the years ended December 31, 2024 and 2023 is as follows (dollars in thousands):

	2024	2023	$ Change	% Change
Change in fair value of warrant liabilities	$(3,722)	$(278)	$(3,444)	1238.8%
The change in fair value of warrant liabilities increased by $3.4 million, or 1238.8% for the year ended December 31, 2024 as compared to the same period in 2023. Change in fair value of warrant liabilities increased $3.7 million for the year ended December 31, 2024 as compared to an increase of $0.3 million for the same period in 2023. This increase was primarily driven by the change in the underlying trading price of our Class A common stock during the periods reported.
Other income, net
Other income, net, for the years ended December 31, 2024 and 2023 is as follows (dollars in thousands):

	2024	2023	$ Change	% Change
Other (expense) income, net	$(19)	$366	$(385)	(105.2)%
Other (expense) income, net, decreased by $0.4 million, or 105.2%, for the year ended December 31, 2024 as compared to the same period in 2023. For the year ended December 31, 2023, Other income, net, included a $0.4 million gain for the write off of contingent consideration related to the Majelac acquisition. For further details regarding the acquisition of Majelac, please refer to Note 3. Acquisition, in the accompanying notes to the Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-K.
Liquidity and Capital Resources
The following table presents a summary of our consolidated cash flows for operating, investing, and financing activities for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Net cash (used in) provided by:
Net cash used in operating activities	$(87,795)	$(94,036)
Net cash (used in) provided by investing activities	(32,675)	143,428
Net cash provided by financing activities	35,876	149
Effect of exchange rate changes on cash and cash equivalents	(25)	—
Net (decrease) increase in cash and cash equivalents	$(84,619)	$49,541
Net cash used in operating activities
For the year ended December 31, 2024, net cash used in operating activities of $87.8 million was primarily due to a net loss of $101.0 million resulting from continued spend on research and development and commercialization efforts, accretion on marketable securities of $8.4 million and a $3.2 million write-down of inventory partially offset by stock-based compensation of $8.9 million, a net increase in cash provided by operating assets and liabilities of $4.6 million due to timing of cash receipts and disbursements, depreciation and amortization of $4.6 million, a change in fair value of warrant liabilities of $3.7 million, and non-cash lease expense of $2.4 million.

For the year ended December 31, 2023, the net cash used in operating activities of $94.0 million was primarily due to a net loss of $96.0 million resulting from the continued ramp-up of research and development and commercialization efforts, unrealized net gains on trading securities of $10.7 million, net cash outflows from changes in operating assets and liabilities of $3.2 million due to timing of cash receipts and disbursements and a $3.4 million write-down of inventory, partially offset by stock-based compensation of $8.5 million, realized net losses on trading securities of $5.1 million, depreciation and amortization of $4.2 million and non-cash lease expense of $1.4 million.
Net cash (used in) provided by investing activities
For the year ended December 31, 2024, net cash used in investing activities was $32.7 million as compared to net cash provided by investing activities in $143.4 million for the same period in 2023. The increase in cash used was due primarily to an increase of purchases of marketable securities of $245.6 million partially offset by a $68.9 million increase in proceeds from the sales and maturities of marketable securities.
Net cash provided by financing activities
For the year ended December 31, 2024, net cash provided by financing activities was $35.9 million as compared to $0.1 million for the same period in 2023. This increase in cash provided was due primarily to $34.8 million of net proceeds from the issuance of common stock under the ATM Offering. Further information regarding the ATM Offering can be found below.
Liquidity Outlook
Since our inception, we have funded our operations primarily with proceeds from the issuance of equity to private investors, as well as with the proceeds received from the closing of the Business Combination. Additionally, we began to generate revenue during 2023 from commercial sales of our Platinum instrument. Our primary uses of liquidity have been operating expenses, capital expenditures and our acquisition of certain assets. Cash flows from operations have been historically negative as we continue to invest in the development of our technology in NGPS. Going forward, we anticipate debt or equity offerings will be the primary source of funds to support our operating needs and capital expenditures until we reach scale of our commercial operations. We expect to incur negative operating cash flows on an annual basis for the foreseeable future until such time that we can scale our revenue growth.
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
As of December 31, 2024, we had cash and cash equivalents and investments in marketable securities totaling $209.6 million. Our future capital requirements may vary from those currently planned and will depend on various factors including the pace and success of product commercialization.

Our ongoing commercialization of Platinum and Platinum Pro as well as our continuing research and development efforts to enhance our instruments may require an accelerated amount of spending to enhance the sales and marketing teams, continue to drive development, and build inventory. Other factors that could accelerate cash needs include: (i) delays in achieving scientific and technical milestones, (ii) unforeseen capital expenditures and fabrication costs related to manufacturing for commercialization, (iii) changes we may make in our business or commercialization strategy, (iv) costs of running a public company, (v) other items affecting our forecasted level of expenditures and use of cash resources, including potential acquisitions, and (vi) increased product and service costs.
On August 11, 2023, we filed a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which became effective on August 22, 2023, covering the offering of Class A common stock, preferred stock, debt securities, warrants, rights and units.
On December 11, 2024, we entered into an Equity Distribution Agreement (the “Sales Agreement”) with Canaccord Genuity LLC (“Canaccord”) to sell shares of our Class A common stock, par value $0.0001, having an aggregate offering price of up to $75.0 million, from time to time through an “at-the-market” offering program under which Canaccord will act as sales agent. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the EDA. The ATM Offering is being made pursuant to our shelf registration and a prospectus supplement related to the ATM Offering dated December 11, 2024. During the year ended December 31, 2024, we sold and issued 23,425,650 shares of our Class A common stock under the ATM Offering, resulting in gross proceeds of $36.2 million. Net proceeds were $34.8 million after commissions and issuance costs of $1.4 million.
Also on December 11, 2024, we exercised its right to terminate the Equity Distribution Agreement (the “Equity Distribution Agreement”), dated August 11, 2023, by and between the Company and Evercore Group L.L.C. (“Evercore”), as sales agent. The Equity Distribution Agreement previously established an “at-the-market” offering program through which we had the right to sell, from time to time, through Evercore, up to an aggregate of $75.0 million of our Class A common stock. We sold no shares under the Equity Distribution Agreement.
On January 3, 2025, we entered into a securities purchase agreement with certain institutional investors pursuant to which we agreed to issue and sell, in a registered direct offering (the “Registered Direct Offering”) an aggregate of 15,625,000 shares of our Class A common stock at a price of $3.20 per Share. The gross proceeds from the Registered Direct Offering were $50.0 million. After deducting estimated placement agents’ fees and other offering expenses payable by the Company, net proceeds were approximately $46.9 million.
In connection with the Registered Direct Offering, we entered into a placement agency agreement with A.G.P./Alliance Global Partners (the “Placement Agent”), pursuant to which the Placement Agent agreed to serve as the sole placement agent for the Company, on a reasonable best efforts basis. We agreed to pay the Placement Agent an aggregate cash fee equal to 6.0% of the gross proceeds received in the Registered Direct Offering.
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
Related Party Transactions
For a description of our related party transactions, please refer to Note 17. Related Party Transactions, in the accompanying notes to the Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-K.
Capital Expenditures
During the year ended December 31, 2024, capital expenditures were $4.6 million. We forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We anticipate our future capital expenditures will be at approximately the same level as compared to the year ended December 31, 2024. We have funded and plan to continue funding these capital expenditures with cash and financing.
Contractual Obligations
We lease certain facilities and equipment under noncancellable lease agreements that expire at various dates through 2032. As of December 31, 2024, the future lease payments, before adjustments for tenant incentives, were approximately $26.7 million.
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

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest rate risk
As of December 31, 2024, our marketable securities are comprised primarily of investments in money market funds backed by U.S. government issued securities, U.S. Treasury bills, and high-quality corporate commercial paper. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Based on the short-term nature of our holdings, future interest rate changes are not expected to have a material impact on our marketable securities.
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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Quantum-Si Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Quantum-Si Incorporated and its subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity (deficit) and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Stock Option Grants
As described in Notes 2 and 11 to the consolidated financial statements, the Company measures compensation expense for stock-based awards to employees, non-employees and directors based upon the awards’ initial grant-date fair values. Stock-based compensation expense for stock options is recorded over the requisite service period. The fair values of stock option grants with only a service condition are estimated as of the date of grant by applying the Black-Scholes option valuation model (“Black-Scholes model”). The Black-Scholes model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate, and dividend yield. The Black-Scholes model is affected by the stock price on the date of the grant, as well as assumptions regarding a number of variables. These variables include the expected term of the option, expected risk-free interest rate, expected volatility of common stock, and expected dividend yield. The assumptions for the expected term of the option and expected volatility of common stock are the two assumptions that significantly affect the grant date fair value. The Company’s stock-based compensation expense related to stock options for the year ended December 31, 2024 was $6.4 million.
The principal considerations for our determination that performing procedures relating to the valuation of stock option grants is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the stock option grants and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to expected volatility.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for developing the fair value estimate of the stock option grants; (ii) evaluating the appropriateness of the Black-Scholes model; (iii) testing the completeness and accuracy of the underlying data used in the estimate of the fair value of the stock option grants; (iv) testing stock-based compensation expense for a sample of stock options granted by obtaining and inspecting source documents, such as grant award letters and Board of Director minutes; and (v) evaluating the reasonableness of the significant assumption used by management related to expected volatility. Evaluating management’s assumption related to expected volatility involved considering (i) the historical stock prices and volatilities of the Company; (ii) the historical stock prices and volatilities of the peer group data by utilizing data obtained from an independent-third party source; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit.
/s/ Pricewaterhouse Coopers LLP
San Diego, California
March 3, 2025
We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Quantum-Si Incorporated:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Quantum-Si Incorporated and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Deloitte & Touche LLP
New York, New York February 29, 2024 (March 3, 2025, as to the effects of the adoption of ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, described in Note 2)
We began serving as the Company’s auditor in 2020. In 2024 we became the predecessor auditor.

QUANTUM-SI INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$49,241	$133,860
Marketable securities	160,362	123,876
Accounts receivable, net of allowance of $124 and $0, respectively	1,333	368
Inventory, net	4,067	3,945
Prepaid expenses and other current assets	3,006	4,261
Total current assets	218,009	266,310
Property and equipment, net	15,993	16,275
Internally developed software, net	—	532
Operating lease right-of-use assets	13,061	14,438
Other assets	808	695
Total assets	$247,871	$298,250
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,931	$1,766
Accrued payroll and payroll-related costs	5,331	4,943
Accrued contracted services	2,379	1,519
Accrued expenses and other current liabilities	4,848	1,815
Current portion of operating lease liabilities	3,698	1,566
Total current liabilities	18,187	11,609
Warrant liabilities	4,995	1,274
Operating lease liabilities	9,250	13,737
Other long-term liabilities	19	11
Total liabilities	32,451	26,631
Commitments and contingencies (Note 18)
Stockholders’ equity:
Class A Common stock, $0.0001 par value; 600,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 146,953,271 and 121,832,417 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	16	12
Class B Common stock, $0.0001 par value; 27,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 19,937,500 shares issued and outstanding as of December 31, 2024 and December 31, 2023	2	2
Additional paid-in capital	811,998	767,239
Accumulated other comprehensive income	45	-
Accumulated deficit	(596,641)	(495,634)
Total stockholders’ equity	215,420	271,619
Total liabilities and stockholders’ equity	$247,871	$298,250
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenue
Product	$2,925	$1,031	$—
Service	133	51	—
Total revenue	3,058	1,082	—

Cost of revenue	1,458	594	—

Gross profit	1,600	488	—
Operating expenses:
Research and development	59,641	67,025	72,062
Selling, general and administrative	50,535	44,634	42,296
Goodwill impairment	—	—	9,483
Total operating expenses	110,176	111,659	123,841
Loss from operations	(108,576)	(111,171)	(123,841)
Dividend and interest income	11,366	9,536	5,301
Unrealized gain (loss) on trading securities	-	10,690	(16,162)
Realized loss on trading securities	-	(5,103)	(4,441)
Change in fair value of warrant liabilities	(3,722)	(278)	6,243
Other (expense) income, net	(19)	366	458
Loss before provision for income taxes	(100,951)	(95,960)	(132,442)
Provision for income taxes	(56)	—	—
Net loss	$(101,007)	$(95,960)	$(132,442)

Net loss per common share attributable to common stockholders, basic and diluted	$(0.71)	$(0.68)	$(0.95)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	143,196	141,300	139,255

Other comprehensive gain (loss):
Net unrealized gain on marketable securities, net of tax	$70	$—	$—
Foreign currency translation adjustment	(25)	—	—
Total other comprehensive gain, net of tax	45	—	—
Comprehensive loss	$(100,962)	$(95,960)	$(132,442)
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance - January 1, 2022	118,025,410	$12	19,937,500	$2	$744,252	$—	$(267,232)	$477,034
Common stock issued upon exercise of stock options	1,921,824	—	—	—	2,757	—	—	2,757
Majelac Technologies LLC Acquisition	59,523	—	—	—	151	—	—	151
Stock-based compensation	—	—	—	—	11,206	—	—	11,206
Net loss	—	—	—	—	—	—	(132,442)	(132,442)
Balance - December 31, 2022	120,006,757	12	19,937,500	2	758,366	—	(399,674)	358,706
Common stock issued upon exercise of stock options	1,825,660	—	—	—	357	—	—	357
Stock-based compensation	—	—	—	—	8,516	—	—	8,516
Net loss	—	—	—	—	—	—	(95,960)	(95,960)
Balance - December 31, 2023	121,832,417	12	19,937,500	2	767,239	—	(495,634)	271,619
Common stock issued upon exercise of stock options	598,689	1	—	—	1,071	—	—	1,072
Common stock issued upon vesting of restricted stock units	1,096,515	1	—	—	—	—	—	1
Common stock issued from at-the-market offering, net of commissions and issuance costs	23,425,650	2	—	—	34,787	—	—	34,789
Stock-based compensation	—	—	—	—	8,887	—	—	8,887
Net unrealized gain on marketable securities, net of tax	—	—	—	—	—	70	—	70
Refund of issuance costs	—	—	—	—	14	—	—	14
Foreign currency translation	—	—	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	—	—	(101,007)	(101,007)
Balance - December 31, 2024	146,953,271	$16	19,937,500	$2	$811,998	$45	$(596,641)	$215,420

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(101,007)	$(95,960)	$(132,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,600	4,156	2,584
Allowance for credit losses	124	—	—
Non-cash lease expense	2,424	1,402	1,249
Unrealized (gain) loss on trading securities, net	—	(10,690)	16,162
Realized loss on trading securities, net	—	5,103	4,441
Accretion on marketable securities	(8,405)	—	—
Loss on disposal of fixed assets	425	136	91
Write-down of inventory	(3,229)	(3,382)	—
Goodwill impairment	—	—	9,483
Change in fair value of warrant liabilities	3,721	278	(6,243)
Change in fair value of contingent consideration	—	(400)	176
Change in fair value of stock consideration	—	—	(320)
Stock-based compensation	8,887	8,516	11,206
Other	22	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,089)	(368)	—
Inventory, net	4,342	286	—
Prepaid expenses and other current assets	486	2,159	(1,005)
Operating lease right-of-use assets	—	(83)	(10,033)
Other assets	(113)	2	(7)
Accounts payable	390	(1,220)	721
Accrued expenses and other current liabilities	4,021	(1,835)	4,009
Other long-term liabilities	7	7	—
Operating lease liabilities	(3,401)	(2,143)	9,368
Net cash used in operating activities	(87,795)	(94,036)	(90,560)
Cash flows from investing activities:
Purchases of property and equipment	(4,583)	(4,510)	(10,741)
Internally developed software - capitalized costs	(59)	(763)	—
Purchases of marketable securities	(369,433)	(123,809)	(834)
Sales of marketable securities	341,400	272,510	148,760
Net cash (used in) provided by investing activities	(32,675)	143,428	137,185
Cash flows from financing activities:
Proceeds from exercise of stock options	1,072	357	2,757
Proceeds from issuance of common stock from “at-the-market” offering, net of commissions and issuance costs	34,789	—	—
Proceeds from vesting of restricted stock	1	—	—
Deferred offering costs	—	(208)	—
Payment of contingent consideration - business acquisition	—	—	(348)
Payment of deferred consideration - business acquisition	—	—	(500)
Refund of issuance costs	14	—	—
Net cash provided by financing activities	35,876	149	1,909
Effect of exchange rate changes on cash and cash equivalents	(25)	—	—
Net (decrease) increase in cash and cash equivalents	(84,619)	49,541	48,534
Cash and cash equivalents at beginning of period	133,860	84,319	35,785
Cash and cash equivalents at end of period	$49,241	$133,860	$84,319

Supplemental disclosure of cash flow information:
Cash received from exchange of research and development tax credits	$—	$1,523	$—
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchased but not paid	$337	$302	$1,260
Deferred offering costs payable	$553	$105	$—
Noncash equity issuance - business acquisition	$—	$—	$151
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business and Basis of Presentation
Background

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
The Company is a life sciences company focused on proteomics research, with the mission of transforming single-molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell. The Company has developed a proprietary universal single-molecule detection platform that it is applying to proteomics to enable Next-Generation Protein SequencingTM (“NGPS”), to sequence proteins in a massively parallel fashion (rather than sequentially, one at a time), which can also be used for the study of nucleic acids. The Company believes that the ability to sequence proteins in a massively parallel fashion and offer a fast analysis time provides NGPS with the potential to unlock significant biological information through improved resolution and unbiased access to the proteome at a speed and scale that is not available today. Traditionally, proteomic workflows to sequence proteins required days or weeks to complete. Our platform includes our Platinum NGPS instrument, Platinum Analysis Software, and consumable kits for use with our Platinum instrument.
Liquidity and Capital Resources
The Company has historically financed its operations primarily with proceeds from the issuance of equity to private investors, as well as with the proceeds received from the closing of the Business Combination. The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $596.6 million as of December 31, 2024. The Company has incurred significant operating losses, including net losses of $101.0 million, $96.0 million and $132.4 million for the years ended December 31, 2024, 2023 and 2022 respectively. As of December 31, 2024, the Company had cash, cash equivalents and investments in marketable securities of $209.6 million. Management believes that the Company’s current cash, cash equivalents and marketable securities, together with revenue from the sales of its products and services, will be sufficient to fund its planned operations for at least the next twelve months from the date of the issuance of the accompanying Consolidated Financial Statements.

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
Global Developments
Sustained levels of high inflation caused the U.S. Federal Reserve and other central banks to increase interest rates throughout 2022 and 2023. Although the U.S. Federal Reserve lowered interest rates slightly in 2024, it is not known whether additional action will be taken to lower interest rates and if this decrease, and any other decreases, will have an impact on inflation. While these rate fluctuations have not had a significant adverse impact on the Company to date, the impact of such rate increases on the overall financial markets and the economy may adversely impact the Company in the future. In addition, the global economy has experienced and is continuing to experience high levels of inflation and global supply chain disruptions. The Company continues to monitor these supply chain, inflation and interest rate factors, as well as the uncertainty resulting from the overall economic environment.
Although the Company was not significantly impacted by geopolitical conflicts, such as those in Ukraine or Israel and Gaza, the Company has experienced some constraints in product and material availability and increasing costs required to obtain some materials and supplies as a result of these conflicts on the global economy. To date, the business has not been materially impacted by the conflicts, however, as the conflicts continue or worsen, it may impact the business, financial condition, results of operations and cash flows.

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
Note 2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions about future events that affect the amounts recorded in its Consolidated Financial Statements and accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates and assumptions. Significant estimates and assumptions include:
•inventory valuation;
•valuation for acquisitions;
•valuation of goodwill;
•assumptions used for leases;
•valuation allowances with respect to deferred tax assets;
•valuation of warrant liabilities;
•assumptions associated with revenue recognition; and
•assumptions underlying the fair value used in the calculation of the stock-based compensation.
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
Concentration of Business Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and marketable securities. As of December 31, 2024 and 2023, the Company’s marketable securities consist of mutual funds, U.S. Treasury securities and commercial paper. For further information regarding marketable securities, please refer to Note 4. Investments in Marketable Securities. The Company also maintains balances in certain operating accounts above federally insured limits and, as a result, the Company is exposed to credit risk in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation.
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

Segment Reporting
The Company’s Chief Operating Decision Maker (the “CODM”), its Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of assessing financial performance, making operating decisions and allocating resources. Accordingly, the Company has determined that it operates as a single reportable segment. For further discussion related to segment reporting, please refer to Note 16. Segment Information.
Foreign Currency Translation and Transactions
For the Company’s international operations, the local currency has been determined to be the functional currency. The results of its non-U.S. dollar-based operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transaction. The translational effects of revaluing non-functional currency assets and liabilities were immaterial for the years ended December 31, 2024, 2023 and 2022.
The Company realizes foreign currency gains/(losses) in the normal course of business based on movement in the applicable exchange rates. As of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022, the effect of foreign currency translation and transactions on the Company’s Consolidated Financial Statements was immaterial.
Cash Equivalents
All highly liquid investments purchased with a maturity of three months or less are cash equivalents. As of December 31, 2024 and 2023, cash and cash equivalents consist of a mix of cash and short-term money market accounts, U.S. Treasury securities and commercial paper.
Accounts Receivable, Net
Accounts receivable, net are stated at the amount the Company expects to collect from customers based on their outstanding invoices. The Company reviews accounts receivable regularly to determine if any receivable may not be collectible. The Company estimates the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to its estimated net realizable value by analyzing the status of significant past due receivables and current and historical bad debt trends. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and ceases collection efforts. As of the December 31, 2024, the Company recorded a $0.1 million allowance against accounts receivable. There was no such allowance as of December 31, 2023. The Company did not write off any accounts receivable balances during the years ended December 31, 2024 and 2023.
Marketable Securities
The Company considers all of its investments in marketable securities as available for use in current operations and therefore classifies these securities within current assets in the Consolidated Balance Sheets.

During the year ended December 31, 2023, the Company’s investments in marketable securities were classified as trading securities and consisted of ownership interests in fixed income mutual funds. As of December 31, 2024 and 2023 the Company’s marketable securities were classified as available-for-sale securities, carried at fair value, with the unrealized holding gains/(losses), net of income taxes, reflected in accumulated other comprehensive income/(loss) until realized. Regardless of the intent to sell a security, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are recorded when the Company does not expect to receive cash flows sufficient to recover the amortized cost basis of a security. For the purposes of computing realized and unrealized gains and losses, cost and fair value are determined on a specific identification basis. Purchase premiums and discounts on marketable debt securities are amortized or accreted into the cost basis over the life of the related security as adjustments to the yield using the effective-interest method.
Dividends on marketable securities are recognized as income when declared and are recorded as Dividend income in the Consolidated Statements of Operations and Comprehensive Loss. Interest income is recognized when earned.
For further discussion related to marketable securities, please refer to Note 4. Investments in Marketable Securities.

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
Inventory valuation is established based on a number of factors including, but not limited to, finished goods not meeting product specifications, product excess and obsolescence, or application of the lower of cost or net realizable value concepts. The determination of events requiring the establishment of inventory valuation, together with the calculation of the amount of such adjustments may require judgment. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and, if needed, records a write-down of inventory to its estimated net realizable value in the period it is identified. For further discussion related to inventory, please refer to Note 6. Inventory, Net.
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
Estimated useful lives of property and equipment are as follows:

Property and equipment, net	Estimated useful life
Laboratory and production equipment	3-5 years
Computer equipment	3-5 years
Software	3 years
Furniture and fixtures	3-7 years
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
Capitalized Software Development Costs
The Company capitalizes certain internal use software development costs related to its SaaS platform incurred during the application development stage when management with the relevant authority authorizes and commits to the funding of the project, it is probable the project will be completed, and the software will be used as intended. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditure will result in additional functionality. Costs related to preliminary project activities and to post-implementation activities are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, which is generally two years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of the assets. Capitalized costs are recorded as Internally developed software in the Consolidated Balance Sheets. Amortization expense related to internally developed software was $0.6 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively. There was no internally developed software or related amortization expense recorded for the year ended December 31, 2022.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment when the Company determines a triggering event has occurred. When a triggering event has occurred, each impairment test is based on a comparison of the future expected undiscounted cash flows to the recorded value of the asset. If the recorded value of the asset is less than the undiscounted cash flows, the asset is written down to its estimated fair value. No impairments were recorded for the years ended December 31, 2024, 2023, and 2022.
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
Goodwill
The Company reviews goodwill for possible impairment annually during the fourth quarter as of October 1 or when events or circumstances indicate the carrying amount may not be recoverable.
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
Majelac Technologies LLC (“Majelac”) was fully integrated into the Company after the acquisition. As a result, the Company operates as a single reporting unit. Accordingly, all of the goodwill is associated with the entire Company. The Company performed its annual goodwill impairment test during the fourth quarter of 2022 quantitatively evaluating its reporting unit. The Company determined the fair value of its reporting unit using a combination of the income and market approaches. The Company placed a 100% weighting on the market approach method, as the results of the income approach were not representative of the fair value of the Company. The determination of fair value using a market approach requires management to make significant assumptions related to the determination of an appropriate group of peer companies, and market revenue multiples from within the selected group of peer companies. As of October 1, 2022, the carrying value of the net asset of the Company’s reporting unit exceeded its enterprise wide fair value and the Company recognized a goodwill impairment charge, fully impairing goodwill of $9.5 million in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2022. There was no impairment of goodwill recorded for the years ended December 31, 2024 or 2023.
Warrant Liabilities
The Company’s outstanding warrants include publicly traded warrants (the “Public Warrants”) which were issued as one-third of one redeemable warrant per unit issued during HighCape’s initial public offering on September 9, 2020, and warrants sold in a private placement (the “Private Warrants”) to HighCape’s sponsor, HighCape Capital Acquisition LLC (the “Sponsor”). The Public Warrants and Private Warrants meet the definition of a derivative and the Company recorded these warrants as long-term liabilities in the Consolidated Balance Sheets at fair value upon the closing of the Business Combination, with subsequent changes in their respective fair values recognized in the Consolidated Statements of Operations and Comprehensive Loss at each reporting date. For further discussion related to the Public Warrants and Private Warrants, please refer to Note 12. Warrant Liabilities.
Warranty
The Company provides a free one-year assurance-type warranty to customers with the initial purchase of a Platinum instrument. The cost of the warranty is accrued upon the initial sale of an instrument in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.
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
The Company disaggregates revenue from contracts with customers by type of revenue. The Company believes product revenue and service revenue aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. Total revenue generated from domestic and international sales was $1.2 million and $1.8 million, respectively, for the year ended December 31, 2024. Total revenue generated from domestic and international sales was $0.8 million and $0.3 million, respectively, for the year ended December 31, 2023. There was no revenue for the year ended December 31, 2022.
Deferred Revenue
Deferred revenue primarily consists of billings and payments received in advance of revenue recognition from service maintenance contracts including software subscription and advanced training, and is reduced as the revenue recognition criteria are met. Deferred revenue also includes advanced training provided to customers until the service has been performed. Deferred revenue that will be recognized as revenue within the succeeding 12-month period is recorded as current and is included within Accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets. The portion of deferred revenue where revenue is expected to be recognized beyond twelve months from the reporting date is recorded as non-current deferred revenue and is included in Other long-term liabilities in the Company’s Consolidated Balance Sheets.
As of December 31, 2024, the Company had deferred revenue of $0.2 million included within Accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets. As of December 31, 2024, amounts included within Other long-term liabilities in the Company’s Consolidated Balance Sheets were immaterial. The Company expects to recognize approximately 90% of its remaining performance obligations as revenue during the year ending December 31, 2025.
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
Selling, General and Administrative
Selling, general and administrative expenses primarily consist of personnel costs and benefits, stock-based compensation, patent and filing fees, consulting and professional services, legal and accounting services, facilities costs, depreciation and amortization expense, insurance and office expenses, product advertising and marketing. Advertising costs are expensed as incurred. Advertising expenses were immaterial for the years ended December 31, 2024, 2023 and 2022.
Net Loss per Share
Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of Class A and Class B common stock of the Company outstanding during the period, without consideration of potentially dilutive securities.
Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of Class A and Class B common shares plus the common equivalent shares of the period, including any dilutive effect from such shares. The Company’s diluted net loss per share is the same as basic net loss per share for all periods presented, since the effect of potentially dilutive securities is anti-dilutive. For further discussion, please refer to Note 13. Net Loss Per Share.
Stock-Based Compensation
Stock-based compensation expense for restricted stock and stock option grants with only service conditions is recognized on a straight-line basis over the requisite service period of the individual grants, which is generally the vesting period, based on the estimated grant date fair values. Stock-based compensation expense for stock option grants subject to non-financing event performance conditions on an accelerated basis is recognized as though each vesting portion of the award was, in substance, a separate award.
The fair value of restricted stock is estimated using the current market price of the Company’s common stock on the date of grant.
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
After the completion of the Business Combination, the Company measures compensation expense for stock-based awards to employees, non-employees and directors based upon the awards’ initial grant-date fair values. Stock-based compensation expense for stock options, restricted stock units and performance awards is recorded over the requisite service period. For awards with only a service condition, the Company expenses stock-based compensation using the straight-line method over the requisite service period for the entire award. For awards with a market condition, the Company expenses the grant date fair value at the target over the vesting period regardless of the value the award recipients ultimately receive. The fair value of restricted stock without a market condition is estimated using the current market price of the Company’s common stock on the date of grant. The fair value of stock option grants with a market condition is estimated at the date of grant using the Monte Carlo simulation model (“Monte Carlo”). The fair values of stock option grants with only a service condition are estimated as of the date of grant by applying the Black-Scholes option valuation model (“Black-Scholes model”). The Black-Scholes model and Monte Carlo models incorporate assumptions as to stock price volatility, the expected life of options or restricted stock, a risk-free interest rate and dividend yield. The effect of forfeiture in compensation costs is recognized based on actual forfeitures when they occur.
The Black-Scholes model is affected by the stock price on the date of the grant as well as assumptions regarding a number of variables. These variables include the expected term of the option, expected risk-free interest rate, the expected volatility of common stock, and expected dividend yield; each of which is described below. The assumptions for expected term of the option and expected volatility of common stock are the two assumptions that significantly affect the grant date fair value.
•Expected Term: The expected term is calculated using the weighted-average period that the stock options are expected to be outstanding prior to being exercised. The Company determines expected term based on historical exercise patterns and its expectation of the time that it will take for employees to exercise options still outstanding. The Company estimates non-employees’ options based on the contractual term.
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
•Exercise Price: The exercise price is taken directly from the grant notice issued to employees and non-employees.

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
The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not-to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves or unrecognized tax benefits that are considered appropriate, as well as the related net interest and penalties, as applicable. As of both December 31, 2024 and 2023, no accrued interest and penalties associated with any uncertain tax positions were recorded in the Consolidated Balance Sheets. The Company recognized an immaterial amount of interest and penalties in the Statements of Operations and Comprehensive Income for the year ended December 31, 2024. There were no interest and penalties recognized in the Statements of Operations and Comprehensive Income for the years ended December 31, 2023 and 2022.
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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands income tax disclosure requirements to include additional information related to the rate reconciliation of effective tax rates to statutory rates, as well as additional disaggregation of taxes paid in both U.S. and foreign jurisdictions. The amendments in ASU 2023-09 also remove disclosures related to certain unrecognized tax benefits and deferred taxes. The amendments are effective for fiscal years beginning after December 31, 2024, with early adoption permitted. The Company did not early adopt the new standard. The new standard is expected to apply prospectively, but retrospective application is permitted. The Company is currently evaluating the impact ASU 2023-09 may have on its Consolidated Financial Statements and disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about significant segment expenses. In addition, the ASU clarified that single reportable segment entities must apply Topic 280 in its entirety. The ASU does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The Company adopted ASU 2023-07 during the year ended December 31, 2024. The impact of ASU 2023-07 was not material to the Company’s Consolidated Financial Statements and disclosures. For further details regarding the Company’s reportable segment, please refer to Note 16. Segment Information.

Note 3. Acquisition
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
Of the total purchase price, $9.5 million was attributable to goodwill. During the fourth quarter ended December 31, 2022, the Company concluded the goodwill from the Majelac acquisition was fully impaired and recorded a charge of $9.5 million in the Consolidated Statements of Operations and Comprehensive Loss.
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
Note 4. Investments in Marketable Securities
For the year ended December 31, 2022 the Company’s investments in marketable securities were determined to be trading securities and were comprised of fixed income mutual funds, reported at fair value, with gains or losses resulting from changes in fair value recognized within Unrealized gain on trading securities and Realized gain (loss) on trading securities in the Consolidated Statements of Operations and Comprehensive Loss. In the fourth quarter of 2023, these trading securities were sold. The Company reinvested the funds received from the sale in marketable securities deemed to be available-for-sale securities. Gross unrealized gains or losses resulting from changes in available-for-sale securities for the year ended December 31, 2024 were $0.1 million. Gross unrealized gains or losses resulting from changes in available-for-sale securities for the year ended December 31, 2023 were deemed immaterial.
Dividend and interest income from marketable securities related to the Company’s available-for-sale securities for the years ended December 31, 2024 and 2023, and unrealized gain (loss) on trading securities and realized loss on trading securities related to the Company’s trading securities for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	2024	2023	2022
Dividend income from marketable securities	$1,728	$9,077	$5,301
Interest income from marketable securities	$9,638	$459	$—
Unrealized gain (loss) on trading securities	$—	$10,690	$(16,162)
Realized loss on trading securities	$—	$(5,103)	$(4,441)

The following is a summary of the Company’s available-for-sale securities recorded within Marketable securities in the Consolidated Balance Sheets as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Amortized Costs	Gross Realized Net Gains	Gross Unrealized Net Gains	Fair Value
Financial assets:
Short-term marketable securities:
U.S. Treasury securities	$108,047	$—	$63	$108,110
Commercial paper	52,243	—	9	52,252
Total	$160,290	$—	$72	$160,362

	December 31, 2023
	Amortized Costs	Gross Realized Net Gains	Gross Unrealized Net Gains	Fair Value
Financial assets:
Short-term marketable securities:
U.S. Treasury securities	$82,625	$—	$15	$82,640
Commercial paper	41,229	—	7	41,236
Total	$123,854	$—	$22	$123,876
The fair values of the Company’s available-for-sale securities included within Marketable securities in the Consolidated Balance Sheets as of December 31, 2024 and 2023, by remaining contractual maturity, are as follows (in thousands):

	December 31, 2024
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$108,110	$—	$—	$108,110
Commercial paper	52,252	—	—	52,252
Total	$160,362	$—	$—	$160,362

	December 31, 2023
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$82,640	$—	$—	$82,640
Commercial paper	41,236	—	—	41,236
Total	$123,876	$—	$—	$123,876

Note 5. Fair Value of Financial Instruments
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
The carrying value of cash and cash equivalents, accounts payable and accrued expenses and other current liabilities approximates their fair values due to the short-term or on demand nature of these instruments. At December 31, 2024 and 2023, the Company’s investment portfolio included available-for-sale securities which were comprised of money market funds, U.S. treasury bills and commercial paper. The Company has U.S. Treasury bills and commercial papers that are classified as Level 2 due to the fair value for these instruments being determined by utilizing observable inputs in similar assets or identical assets in non-active markets. The fair value of certain of the U.S. Treasury bills transferred to Level 2 from Level 1 of the fair value hierarchy due to trading activity, observability and accessibility of the pricing information from the most active market of the investment.
Warrants are recorded as Warrant liabilities in the Consolidated Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented as Change in fair value of warrant liabilities in the Consolidated Statements of Operations and Comprehensive Loss.
The Public Warrants and Private Warrants were carried at fair value as of December 31, 2024 and 2023. The Public Warrants were valued using Level 1 inputs as they are traded in an active market. The Private Warrants were valued using a binomial lattice model, which results in a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Warrants was the expected volatility of the Company’s Class A common stock. The expected volatility was based on consideration of the implied volatility from the Company’s own public warrant pricing and on the historical volatility observed at guideline public companies. As of December 31, 2024, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 194.3%, (ii) risk-free interest rate of 4.20%, (iii) strike price of $11.50, (iv) fair value of common stock of $2.70, and (v) expected life of 1.4 years. As of December 31, 2023, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 92.1%, (ii) risk-free interest rate of 4.10%, (iii) strike price of $11.50, (iv) fair value of common stock of $2.01, and (v) expected life of 2.4 years.

The following tables set forth the Company’s fair value hierarchy for assets and liabilities measured at fair value as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$20,340	$—	$—	$20,340
Commercial paper	16,919	—	—	16,919
Marketable securities:
U.S. Treasury securities	—	108,110	—	108,110
Commercial paper	—	52,252	—	52,252
Total assets at fair value on a recurring basis	$37,259	$160,362	$—	$197,621

Liabilities:
Public Warrants	$4,792	$—	$—	$4,792
Private Warrants	—	—	203	203
Total liabilities at fair value on a recurring basis	$4,792	$—	$203	$4,995

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$50,226	$—	$—	$50,226
U.S. Treasury securities	59,654	—	—	59,654
Commercial paper	—	19,436	—	19,436
Marketable securities:
U.S. Treasury securities	82,640	—	—	82,640
Commercial paper	—	41,236	—	41,236
Total assets at fair value on a recurring basis	$192,520	$60,672	$—	$253,192

Liabilities:
Public Warrants	$1,227	$—	$—	$1,227
Private Warrants	—	—	47	47
Total liabilities at fair value on a recurring basis	$1,227	$—	$47	$1,274
Note 6. Inventory, Net
Inventory, net, consists of the following as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Raw materials	$1,290	$1,608
Work in progress	2,212	779
Finished goods	565	1,558
Total inventory, net	$4,067	$3,945

For the years ended December 31, 2024 and 2023, the Company recorded charges for inventory write-downs of $3.2 million and $3.4 million, respectively, in Research and Development expenses in the Consolidated Statements of Operations and Comprehensive Loss. There were no such inventory write-downs for the year ended December 31, 2022.
Note 7. Property and Equipment, Net
Property and equipment, net, consists of the following as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Laboratory and production equipment	$13,412	$14,727
Computer equipment	1,724	1,707
Purchased software	57	188
Furniture and fixtures	321	310
Leasehold improvements	7,226	6,948
Construction in process	4,960	2,438
Subtotal	27,700	26,318
Less: Accumulated depreciation and amortization	(11,707)	(10,043)
Property and equipment, net	$15,993	$16,275
Depreciation and amortization expense is included within Cost of revenue, Research and development and Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. For the years ended December 31, 2024, 2023 and 2022, depreciation and amortization expense was $4.6 million, $4.2 million and $2.6 million, respectively. For the year ended December 31, 2024, the Company recorded losses on disposals of $0.4 million relating to property and equipment of $3.2 million with accumulated depreciation and amortization of $2.8 million. For each of the years ended December 31, 2023 and 2022, the company recorded losses on disposals of $0.1 million relating to property and equipment of $0.3 million with accumulated depreciation and amortization of $0.2 million.
Note 8. Leases
Lease-related costs for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Operating lease cost	$3,518	$3,478
Variable lease cost	1,786	1,678
Total lease cost	$5,304	$5,156

As of December 31, 2024, the maturities of the operating lease liabilities and a reconciliation to the present value of lease liabilities were as follows (dollars in thousands):

Remaining Lease Payments
2025	$4,527
2026	4,585
2027	4,549
2028	2,975
2029	2,806
Thereafter	7,247
Total remaining undiscounted lease payments	$26,689
Less: Imputed interest	(4,637)
Less: Lease incentives (1)	(9,104)
Total operating lease liabilities	12,948
Less: current portion	(3,698)
Long-term operating lease liabilities	$9,250
Weighted-average remaining lease term (in years)	5.6
Weighted-average discount rate	7.9%
(1)Includes lease incentives that are estimated to be realized in 2026 and 2027 for the costs of leasehold improvements.
The following table provides certain cash flow and supplemental cash flow information related to the Company’s right-of-use assets and lease liabilities for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Operating cash paid to settle operating lease liabilities	$4,436	$4,298
Right-of-use assets obtained in exchange for lease liabilities(2)	$1,047	$83
(2) The year ended December 31, 2024 includes an increase in right-of-use assets due to the change in estimated timing of receipt of reimbursements for tenant improvements related to our New Haven, Connecticut lease. On September 13, 2022, the Company filed a lawsuit against the landlord related to these tenant improvements. For further details regarding this lawsuit, please refer to Note 18. Commitments and Contingencies.
As of December 31, 2024 and 2023, the Company has incurred and recognized total leasehold improvements of approximately $1.2 million and $1.6 million, respectively, related to reimbursable construction costs included in construction in progress within Property and equipment, net, in the Consolidated Balance Sheets.
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Restructuring costs	$679	$519
Legal fees	2,166	979
Royalties	150	123
Sales tax payable	1,339	7
Other	514	187
Total accrued expenses and other current liabilities	$4,848	$1,815

Note 10. Equity Transactions
At-the-Market Equity Offering Programs
On August 11, 2023, the Company filed a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which became effective on August 22, 2023, covering the offering of Class A common stock, preferred stock, debt securities, warrants, rights and units.
On December 11, 2024, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with Canaccord Genuity LLC (“Canaccord”) to sell shares of the Company’s Class A common stock, par value $0.0001, having an aggregate offering price of up to $75.0 million, from time to time through an “at-the-market” offering program under which Canaccord will act as sales agent (the “ATM Offering”). The Company has no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the EDA. The ATM Offering is being made pursuant to the Company’s Shelf Registration Statement and a prospectus supplement related to the ATM Offering dated December 11, 2024. During the year ended December 31, 2024, the Company sold and issued 23,425,650 shares of the Company’s Class A common stock under the ATM Offering, resulting in gross proceeds of $36.2 million. Net proceeds were $34.8 million after commissions and issuance costs of $1.4 million.
On December 11, 2024, the Company also exercised its right to terminate the Equity Distribution Agreement (the “Equity Distribution Agreement”), dated August 11, 2023, by and between the Company and Evercore Group L.L.C. (“Evercore”), as sales agent. The Equity Distribution Agreement previously established an “at-the-market” offering program through which the Company had the right to sell, from time to time, through Evercore, up to an aggregate of $75.0 million of the Company’s Class A common stock. The Company sold no shares under the Equity Distribution Agreement.
Class A Common stock
As of December 31, 2024 and 2023, the Company had authorized 600,000,000 shares of Class A common stock at $0.0001 par value per share, of which a total of 146,953,271 and 121,832,417 shares were outstanding, respectively.
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
Class B Common stock
As of December 31, 2024 and 2023, the Company had authorized 27,000,000 shares of Class B common stock at $0.0001 par value per share, of which a total of 19,937,500 shares were outstanding for both years.
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
Preferred Stock
As of December 31, 2024 and 2023, the Company had authorized 1,000,000 shares of preferred stock at $0.0001 par value per share. There were no preferred shares outstanding for both years.
Preferred stock may be issued from time to time in one or more series. Any shares of preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law.
Note 11. Stock-based Compensation
Equity Incentive Plan
The Quantum-Si Incorporated 2021 Equity Incentive Plan (the “2021 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2021 Plan. As of December 31, 2024, there were 14,699,942 shares available for future grant under the 2021 Plan.
Inducement Equity Incentive Plan
On May 8, 2023, the Company adopted the 2023 Inducement Equity Incentive Plan (the “2023 Inducement Plan”) to reserve 3,000,000 shares of its Class A common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. On August 23, 2024, the Company amended the 2023 Inducement Plan to reserve an additional 3,000,000 shares of its Class A common stock under the 2023 Inducement Plan. The terms and conditions of the 2023 Inducement Plan, as amended, are substantially similar to those of the 2021 Plan. As of December 31, 2024, there were 1,645,515 shares remaining available for issuance under the 2023 Inducement Plan.
Stock options
The Company granted an aggregate of 2,282,600 stock option awards to participants during the year ended December 31, 2024, with vesting subject to the participant’s continued employment with or continued service provided to the Company through the applicable vesting dates.
During the year ended December 31, 2023, the Company granted an aggregate of 10,138,730 stock option awards to participants, with vesting subject to the participant’s continued employment with or continued service provided to the Company through the applicable vesting dates and, in specific instances, certain market conditions. These stock option awards included 2,000,000 stock options granted to the Chief Financial Officer which are subject to service and/or certain market conditions. The stock option awards granted to the Chief Financial Officer included 1,000,000 stock options issued from the 2021 Plan and 1,000,000 inducement stock options issued from the 2023 Inducement Plan which are subject to a service condition and certain market conditions. The service condition requires the Chief Financial Officer’s continued employment with the Company through the applicable vesting dates. The market conditions require the Company’s Class A common stock trade above a specified level for a defined period of time. The fair value of awards with market conditions was estimated at the grant date using the Monte Carlo simulation model.

During the year ended December 31, 2022, the Company granted 14,271,330 stock option awards to participants with vesting subject to the participant’s continued employment with the Company through the applicable vesting dates and, in specific instances, certain market conditions. These stock option awards included 6,950,000 stock options granted to the Chief Executive Officer which are subject to service and/or certain market conditions and 2,000,000 stock options granted to the prior President and Chief Operating Officer, of which 1,708,334 were forfeited on August 31, 2023 upon the termination of his employment with the Company. The stock options granted to the Chief Executive Officer include 4,170,000 stock options issued from the 2021 Plan and 2,780,000 inducement stock options granted outside of the 2021 Plan. The service condition requires the Chief Executive Officer’s continued employment with the Company through the applicable vesting dates. The market conditions require the Company’s Class A common stock trade above a specified level for a defined period of time. The fair value of awards with market conditions was estimated at the grant date using the Monte Carlo simulation model.
Stock-based compensation related to stock options for the years ended December 31, 2024, 2023 and 2022 was $6.4 million, $7.1 million and $7.3 million, respectively. The Company estimates and records the compensation cost associated with the grants described above with an offsetting entry to paid-in capital. The Company utilized the Black-Scholes model for determining the estimated fair value for service or performance-based stock-based awards. The Black-Scholes model requires the use of subjective assumptions which determine the fair value of stock-based awards. The assumptions used to value option grants to employees and non-employees for the years ended December 31, 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Expected term (in years)	4.6 – 5.0	5.0 – 6.2	5.5 – 6.4
Risk-free interest rate	3.4% – 5.2%	3.4% – 4.4%	1.7% – 4.2%
Expected volatility	82% - 91%	62% - 64%	58% - 64%
Expected dividend yield	—	—	—
Weighted average fair value/share at grant date	$1.03	$1.01	$1.51
A summary of the stock option activity is presented in the table below:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	22,511,900	$2.79	8.2	$3,194
Granted	2,282,600	1.51
Exercised	(598,689)	1.79		$547
Forfeited	(3,277,407)	3.23
Expired	(115,262)	2.45
Outstanding at December 31, 2024	20,803,142	$2.61	7.8	$11,507
Exercisable at December 31, 2024	9,014,076	$6.72	6.7	$3,468
Vested and expected to vest at December 31, 2024	17,936,135	$7.68	7.7	$9,552
The total fair value of stock options that vested during the years ended December 31, 2024 and 2023 was approximately $6.4 million and $7.8 million, respectively.
As of December 31, 2024 total unrecognized stock-based compensation related to stock options was $11.4 million, which is expected to be recognized over a remaining weighted average vesting period of 2.3 years.
Modification of Performance Stock Options
As described above, in November 2022 and May 2023, the Company granted 2,780,000 and 1,000,000 performance-based stock option awards to its Chief Executive Officer and Chief Financial Officer, respectively. The vesting of these awards are subject to continued service to the Company and certain market conditions. The market conditions require the Company’s Class A common stock trade above specified levels for certain periods of time. The fair values of the awards were estimated at the grant date using the Monte Carlo simulation model.
On March 15, 2024, the market conditions that trigger the vesting of these performance-based stock option awards were modified. The modified market conditions require the Company’s Class A common stock to trade above specified levels for certain defined periods of time that are different from the original awards. The Company accounted for the modifications as modifications of market conditions. The total incremental stock-based compensation expense to be recognized for these awards is approximately $2.4 million within Selling, general and administrative operating expenses in the Consolidated Statements of Operations and Comprehensive Loss. Incremental stock-based compensation expense for the year ended December 31, 2024 was $0.6 million. There were no such modifications to performance-based stock option awards for the years ended December 31, 2023 and 2022.
Restricted stock units
During the year ended December 31, 2024, the Company granted 9,216,559 restricted stock unit (“RSU”) awards.
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
Stock-based compensation related to RSU awards for the years ended December 31, 2024, 2023 and 2022 was $2.4 million, $1.4 million and $3.9 million, respectively.
The number of shares and weighted average grant date fair values of restricted non-vested common stock at the beginning and end of 2024, as well as restricted stock units granted, vested, and forfeited during the year were as follows:

	Number of Shares Underlying RSUs	Weighted Average Grant-Date Fair Value (per share)
Non-vested RSUs at December 31, 2023	847,169	$2.68
Granted	9,216,559	1.45
Vested	(1,096,515)	2.42
Forfeited	(1,788,204)	1.69
Non-vested RSUs at December 31, 2024	7,179,009	$1.39
The total fair value of restricted stock vested during the years ended December 31, 2024 and 2023 was approximately $2.6 million and $14.4 million, respectively.
Stock-based compensation is allocated to Research and development and Selling, general and administrative operating expenses in the Consolidated Statements of Operations and Comprehensive Loss. Stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	2024	2023	2022
Research and development	$2,659	$2,961	$4,548
Selling, general and administrative	6,228	5,555	6,658
Total stock-based compensation	$8,887	$8,516	$11,206
No related tax benefits of the stock-based compensation expense have been recognized and no related tax benefits have been realized from the exercise of stock options due to the Company’s net operating loss carryforwards.

As of December 31, 2024 total unrecognized stock-based compensation related to restricted stock was $9.3 million, which is expected to be recognized over the remaining weighted average vesting period of 3.3 years.
Note 12. Warrant Liabilities
Public Warrants
As of December 31, 2024 and 2023, there was an aggregate of 3,833,319 outstanding Public Warrants which entitle the holder to acquire Class A common stock. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment as discussed below, beginning on September 9, 2021. The warrants will expire on June 10, 2026 or earlier upon redemption or liquidation.
Redemptions
At any time while the warrants are exercisable, the Company may redeem not less than all of the outstanding Public Warrants:
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
•if, and only if, the closing price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.
If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Public Warrants at $0.01 per warrant, each holder of Public Warrants will be entitled to exercise his, her or its Public Warrants prior to the scheduled redemption date.
If the Company calls the Public Warrants for redemption for $0.01 as described above, the Company’s Board of Directors may elect to require any holder that wishes to exercise his, her or its Public Warrants to do so on a “cashless basis.” If the Company’s Board of Directors makes such election, all holders of Public Warrants would pay the exercise price by surrendering their warrants for the number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” over the exercise price of the warrants by (y) the “fair market value.” For purposes of the redemption provisions of the warrants, the “fair market value” means the average last reported sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.
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
Private Warrants
There were 135,000 Private Warrants outstanding as of December 31, 2024 and 2023. The Private Warrants are identical to the Public Warrants, except that so long as they are held by the Sponsor or any of its permitted transferees, (i) the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or saleable until 30 days after the completion of the Business Combination, (ii) the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and (iii) the Private Warrants are not subject to the Company’s redemption option at the price of $0.01 per warrant. The Private Warrants are subject to the Company’s redemption option at the price of $0.01 per warrant, provided the other conditions of such redemption are met, as described above. If the Private Warrants are held by a holder other than the Sponsor or any of its permitted transferees, the Private

Warrants will be redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants.
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
The fair value of warrant liabilities was $5.0 million and $1.3 million as of December 31, 2024 and 2023, respectively. The Company recognized a loss of $3.7 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively, and a gain of $6.2 million for the year ended December 31, 2022, as a Change in fair value of warrant liabilities in the Consolidated Statements of Operations and Comprehensive Loss. There were no exercises or redemptions of the Public Warrants or Private Warrants during the years ended December 31, 2024, 2023 or 2022.
For further details regarding the warrant liabilities, please refer to Note 5. Fair Value of Financial Instruments.
Note 13. Net Loss Per Share
The Company presents both basic earnings per share (“EPS”) and diluted EPS. Basic and diluted net loss per share was the same for each period presented as the inclusion of all common share equivalents would have been anti-dilutive.
The following table presents the calculations for the years ended December 31, 2024, 2023 and 2022 of basic and diluted net loss per share for the Company’s common stock (in thousands, except per share amounts):

	2024	2023	2022
Numerator
Net loss	$(101,007)	$(95,960)	$(132,442)
Numerator for basic and diluted EPS - loss attributable to common stockholders	$(101,007)	$(95,960)	$(132,442)
Denominator
Common stock	143,196	141,300	139,255
Denominator for basic and diluted EPS - weighted-average common stock	143,196	141,300	139,255
Basic and diluted net loss per share	$(0.71)	$(0.68)	$(0.95)
Net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive.
The following potential dilutive shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Outstanding options to purchase common stock	20,803,142	22,511,900	19,427,755
Outstanding restricted stock units	7,179,009	847,169	2,018,449
Outstanding warrants	3,968,319	3,968,319	3,968,319
	31,950,470	27,327,388	25,414,523
Note 14. Restructuring
The Company committed to organizational restructurings during the first and third quarters of 2023 and the fourth quarter of 2024, designed to decrease its costs and create a more streamlined organization to support its business. Restructuring liabilities were $0.7 million and $0.5 million as of December 31, 2024 and 2023, respectively. These liabilities are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

The Company’s restructuring costs, primarily for cash severance and other severance costs, are allocated to the following operating expense categories as follows (in thousands):

	Research and Development	Selling, general and administrative	Total
Balance as of December 31, 2023	$513	$6	$519
Restructuring charges incurred(1)	1,551	702	2,253
Cash payments and other adjustments(1)	(1,551)	(542)	(2,093)
Balance as of December 31, 2024	$513	$166	$679
Current liabilities			$679
Long-term liabilities			—
Total liabilities as of December 31, 2024			$679
(1) Restructuring charges incurred and Cash payments and other adjustments include non-cash charges related to stock-based compensation expenses.
The Company’s restructuring activities were complete as of December 31, 2024. The Company does not expect to incur material additional charges associated with these activities.
Note 15. Income Taxes
The components of (loss) income before provision for income taxes for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	2024	2023	2022
U.S. loss before provision for income taxes	$(101,108)	$(95,977)	$(132,442)
Foreign income before provision for income taxes	157	17	—
Loss before provision for income taxes	$(100,951)	$(95,960)	$(132,442)
For purposes of reconciling the Company’s provision for income taxes at the statutory rate and the Company’s (provision) benefit for income taxes at the effective rate, a notional 21% tax rate was applied as follows:

	2024	2023	2022
Federal income tax at statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	3.21	7.81	4.1
Uncertain tax positions	(0.15)	(1.45)	—
Tax credits generated in current year	(3.41)	0.68	1.9
Return to provision adjustments	—	(3.25)	—
Stock-based compensation	(1.01)	(3.17)	(0.5)
Other	0.51	(0.10)	0.9
Tax rate change	(3.41)	-	—
Valuation allowance change	(16.79)	(21.52)	(27.4)
Effective income tax rate	(0.05%)	0.0%	0.0%
The difference between the statutory federal income tax rate in 2024, 2023 and 2022 is primarily attributable to the effect of losses sustained which required a valuation allowance.

The provision (benefit) for income taxes for the years ended December 31, 2024, 2023 and 2022 consists of the following (in thousands):

	2024	2023	2022
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	56	—	—
Total current	56	—	—
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Income tax provision	$56	$—	$—
The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 related to the following (in thousands):

	2024	2023
Deferred income tax assets:
Net operating loss carryforwards	$101,115	$89,525
Tax credit carryforwards	10,576	9,855
Stock-based compensation	2,997	4,528
Operating lease liabilities	3,258	3,385
Loss on marketable securities	3,963	2,195
Capitalized research and development	32,220	30,878
Other	5,687	2,938
Total deferred income tax assets	$159,816	$143,304

Deferred income tax liabilities:
Operating lease right-of-use assets	$(3,287)	$(215)
Property and equipment	(36)	(3,558)
Total deferred income tax liabilities	(3,323)	(3,773)
Valuation allowance	(156,493)	(139,531)
Net deferred tax assets (liabilities)	$—	$—
A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation, as of December 31, 2024, 2023 and 2022, the Company recorded a valuation allowance of $156.5 million, $139.5 million, and $119.0 million, respectively. The valuation allowance increased by $17.0 million, $20.5 million, and $36.3 million, for the years ended December 31, 2024, 2023 and 2022, respectively, primarily due to changes in capitalized R&D expenditures, net operating loss carry forwards, research and development credits, and capitalization of certain intangibles.
As of December 31, 2024, the Company has accumulated federal and state net operating loss (“NOL”) carryforwards of $388.3 million and $331.2 million, respectively. Of the $388.3 million of federal NOL carryforwards, $65.5 million was generated before January 1, 2018 and is subject to the 20-year carryover period (“pre-Tax Act losses”) and begin to expire in 2033. The remaining $322.8 million can be carried forward indefinitely but is subject to the 80% taxable income limitation. Of the $331.2 million of state NOL carryforwards, $11.4 million can be carried forward indefinitely with the remaining beginning to expire in 2028.
In addition, the Company has federal and Connecticut research and development credit carryforwards totaling $8.1 million and $4.5 million, respectively. The federal research and development credits begin to expire in 2033 unless previously utilized. The Connecticut research and development credits do not expire.
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
Upon the occurrence of an ownership change under Section 382 as outlined above, utilization of the Company’s NOL and research and development credit carryforwards are subject to an annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, which could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization. The Company has completed an analysis through December 31, 2024 and no such ownership change has occurred however an ownership change may occur in the future.
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
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits as of December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Beginning balance	$1,379	$—	$—
Increases related to prior year tax positions	136	1,310	—
Increases related to current year tax positions	170	69	—
Ending balance	$1,685	$1,379	$—
As of December 31, 2024, the Company had gross unrecognized tax benefits of $1.7 million, which would affect the effective tax rate if recognized subject to valuation allowance. The Company does not anticipate any significant changes in its unrecognized tax benefits over the next 12 months. The Company’s policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. As of both December 31, 2024 and 2023, no accrued interest and penalties associated with any uncertain tax positions were recorded in the Consolidated Balance Sheets. The Company recognized an immaterial amount of interest and penalties in the Statements of Operations and Comprehensive Income for the year ended December 31, 2024. There were no interest and penalties recognized in the Statements of Operations and Comprehensive Income for the years ended December 31, 2023 and 2022.

The Company is subject to taxation in the United States, various states within the United States and France. The Company was notified in November 2024 that the Internal Revenue Service will be examining their December 31, 2022 Federal income tax return. The audit had not commenced as of December 31, 2024. The Company has not been notified that it is under audit by any state or foreign taxing authorities, however, due to the presence of NOL carryforwards, all of the income tax years remain open for examination in each of these jurisdictions.
Additionally, as a result of legislation in the state of Connecticut, companies have the opportunity to exchange certain research and development tax credit carryforwards for a cash payment of 65% of the research and development tax credit. The research and development expenses that qualify for Connecticut credits are limited to those costs incurred within

Connecticut. The Company has elected to participate in the exchange program and, as a result, has recognized net benefits of $0.2 million for each of the years ended December 31, 2024, 2023 and 2022, which are included in Research and development in the Consolidated Statements of Operations and Comprehensive Loss. As of each of the years ended December 31, 2024 and 2023, the Company recorded $0.2 million of the research and development tax credit receivables in Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets. As of December 31, 2024, all refunds for years prior to 2024 have been received by the company. As of December 31, 2024 the company recorded a receivable in the amount of $0.2 million related to refunds for the year ended December 31, 2024.
Deferred income taxes are not required for undistributed earnings of the Company’s foreign subsidiary given the federal election to treat the entity as a United States Subsidiary. Additionally, no withholding taxes are due under the current treaty.
Note 16. Segment Information

The Company is a life sciences company focused on proteomics research, with the mission of transforming single-molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell. Our platform includes our Platinum NGPS instrument, Platinum Analysis Software, and consumable kits for use with our Platinum instrument.

The Company’s Chief Operating Decision Maker (the “CODM”), its Chief Executive Officer, utilizes the Company’s long-range plan, which includes product development roadmaps and long-range financial models, as a key input to resource allocation. The CODM makes decisions on resource allocation, assesses the performance of the business, and monitors budget versus actual results on a consolidated basis using loss from operations as reported on the Consolidated Statements of Operations and Comprehensive Loss. Net loss and the change in cash and cash equivalents and marketable securities are also measures that are considered in monitoring budget versus actual results.

Significant expenses within loss from operations, as well as within net loss, include research and development, and selling, general and administrative expenses, which are each separately presented on the Company’s Consolidated Statements of Operations and Comprehensive Loss.
The Company’s revenue is derived from sales of products and services. Product revenue is primarily generated from the sales of instruments and consumables used in protein sequencing and analysis. Service revenue is primarily generated from service maintenance contracts including access to analysis software and advanced training for instrument use.
Total revenue generated from domestic and international sales for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	2024	2023	2022
Domestic	$1,235	$788	$—
International	1,823	294	—
Total revenue	$3,058	$1,082	$—
Note 17. Related Party Transactions
The Company was a party to the Amended and Restated Technology Services Agreement (the “ARTSA”), most recently amended on November 11, 2020, by and among 4Catalyzer Corporation (“4C”), the Company and other participant companies controlled by Dr. Jonathan Rothberg, the Chairman of the Company’s Board of Directors. The Company entered into a First Addendum to the ARTSA on February 17, 2021 pursuant to which the Company agreed to terminate its participation under the ARTSA no later than immediately prior to the effective time of the Business Combination, resulting in the termination of the Company’s participation under the ARTSA on June 10, 2021. In connection with the termination of the Company’s participation under the ARTSA, the Company terminated its lease agreement with 4C and negotiated an arm’s length lease agreement. Under the ARTSA, the Company and the other participant companies had agreed to share certain non-core technologies, which means any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant and subject to certain restrictions on use. The ARTSA also provided for 4C to perform certain services for the Company and each other participant company such as monthly administrative, management and technical consulting services to the Company which were pre-funded approximately once per quarter.

The Company incurred expenses of $0.3 million, $0.5 million and $0.6 million, which included $0.1 million, $0.1 million and $0.2 million under month-to-month sublease arrangements for office and laboratory spaces from 4C, during the years ended December 31, 2024, 2023 and 2022, respectively. These amounts are included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. Amounts advanced and due to 4C were deemed immaterial as of December 31, 2024. There were no such amounts as of December 31, 2023. There were no amounts advanced and due from 4C as of December 31, 2024. Amounts advanced and due from 4C were deemed immaterial as of December 31, 2023.
The ARTSA also provided for the participant companies to provide other services to each other. The Company also had transactions with other entities under common ownership, which included payments made to third parties on behalf of the Company and payments made by the Company to third parties on behalf of the other entities. There were no amounts payable to or from the Company as of December 31, 2024 and 2023.
On September 20, 2021, the Company entered into a Binders Collaboration (the “Collaboration”) with Protein Evolution, Inc. (“PEI”) to develop technology and methods in the field of nanobodies and potentially other binders to produce novel biological reagents and related data. The Collaboration was made pursuant to and governed by the Technology and Services Exchange Agreement, effective as of June 10, 2021, by and among the Company and the participants named therein, including PEI. Dr. Rothberg serves as Chairman of the Board of Directors of PEI and the Rothberg family are controlling stockholders of PEI. Effective March 31, 2022, the Collaboration with PEI was terminated, and the Company recorded a final payment of $1.1 million under the Collaboration for all services rendered included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. There were no such amounts recorded for the years ended December 31, 2024 and 2023.
Effective October 1, 2022, the Company entered into a Protein Engineering Collaboration (the “New Collaboration”) with Protein Evolution, Inc. (“PEI”) to develop technology and methods in the field of nanobodies and potentially other binders to produce novel biological reagents and related data. Dr. Rothberg serves as a member of the board of directors of PEI and the Rothberg family are controlling stockholders of PEI. As of December 31, 2024, there was no amount due from PEI to the Company related to the New Collaboration. As of December 31, 2023, the amount due to the Company was $0.3 million. The New Collaboration was terminated effective May 1, 2024.
Effective November 1, 2022, the Company entered into an Advisory Agreement with Dr. Rothberg (the “Advisory Agreement”), pursuant to which Dr. Rothberg previously served as Chairman of the Board, advises the Chief Executive Officer and the Board on strategic matters, and provides consulting, business development and similar services on matters relating to the Company’s current, future and potential scientific and strategic initiatives and such other consulting services reasonably requested from time to time. Pursuant to the Advisory Agreement, as compensation for the services provided, in March 2023, the Company granted Dr. Rothberg an option to purchase 250,000 shares of Class A common stock pursuant to the 2021 Plan. In connection with the Advisory Agreement, Dr. Rothberg’s title was changed from Executive Chairman to Chairman of the Board. Subsequently, in May 2024, Dr. Rothberg’s title was changed from Chairman of the Board to Director.
Note 18. Commitments and Contingencies
Commitments
Licenses related to certain intellectual property:
The Company licenses certain intellectual property, some of which may be utilized in its current or future product offerings. To preserve the right to use such intellectual property, the Company is required to make annual minimum fixed payments totaling approximately $0.2 million as well as royalties based on net sales if the royalties exceed annual minimum fixed payments. As of December 31, 2024 and 2023, the Company recorded $0.2 million and $0.1 million related to royalties in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.
Other commitments:
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the years ended December 31, 2024 and 2023.

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
On May 16, 2024, a punitive class action lawsuit was filed in the Delaware Court of Chancery, styled Farzad v. HighCape Capital, et al. (the “Delaware Stockholder Litigation”). The Delaware Stockholder Litigation asserts breach of fiduciary duty claims against the former officers and directors of HighCape, including Kevin Rakin, Matt Zuga, David Colpman, Robert Taub and Antony Loebel, HighCape Capital Acquisition LLC and HighCape Capital L.P., aiding and abetting breach of fiduciary duty claims against Foresite Capital Management, LLC and Dr. Rothberg, and unjust enrichment claims against all defendants related to the Business Combination. The Delaware Stockholder Litigation complaint alleges that the transactions contemplated by the Business Combination were a product of an unfair process which was allegedly impacted by conflicts of interest, resulting in mispricing of the Business Combination. The complaint seeks, among other things, unspecified damages and attorneys’ fees and costs. On July 29, 2024, the defendants filed motions to dismiss the Delaware Stockholder Litigation complaint. On October 8, 2024, the plaintiff filed a motion to compel discovery from the HighCape defendants. Then, on October 25, 2024, the plaintiff and the HighCape defendants met and conferred in an attempt to resolve the motion to compel. The plaintiff’s counsel also indicated they would be filing an amended complaint in response to the motions to dismiss. Quantum-Si, as part of the Business Combination, had previously agreed to identify certain of the defendants related to actions such as the Delaware Stockholder Litigation. There is no assurance that defendants will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. Further, since the Quantum-Si has indemnified certain of the defendants, there is no guarantee that insurance available to Quantum-Si will be available or adequate to fund any potential settlement or judgment or related costs associated with the indemnified parties. At the time of this filing, the outcome of this matter is not estimable or probable.
In April 2023, the Company informed the contract manufacturer that had manufactured the Platinum and another development product, Carbon™, that it intended to wind down the relationship and transition to a different contract manufacturer. In October 2023, the former contract manufacturer filed a complaint against the Company in the State of Texas alleging breach of contract and made claims for economic damage and attorney costs. In January 2024, the suit was withdrawn and refiled in the State of Minnesota alleging similar claims. The Company denied all liability and countersued alleging claims of negligence. In February 2025, the court ordered mandatory non-binding settlement conference to take place on June 11, 2025. Although it is not possible to determine the potential financial exposure associated with the alleged claim at this time given its early stage, the Company believes it has a meritorious defense and intends to vigorously defend against all claims asserted in the complaint. At the time of this filing, the outcome of this matter is not estimable or probable.
In December 2021, the Company signed a 10-year lease for approximately 67,000 square feet of space in New Haven, Connecticut. The lease commenced on January 8, 2022 with rent payments beginning on July 7, 2022. Under the lease, the landlord agreed to reimburse the Company for up to $9.1 million in improvements to the space, to be used for such improvements as the Company deems “necessary or desirable.” On September 13, 2022, the Company filed a lawsuit against the landlord, alleging that the landlord has: (i) refused to reimburse the Company for costs related to improvements already incurred and submitted; (ii) delayed the Company’s completion of improvements, in order to avoid reimbursing the costs of those improvements; and (iii) improperly rejected the Company’s proposed improvement plans. On January 10, 2025, the landlord filed a Motion for Summary Judgment, and the Company submitted a brief in opposition on February 14, 2025. Oral argument on the motion for summary judgment will be held in March 2025, and the trial is expected to commence in September 2025. The Company accounted for these lease incentives as an offset to the lease liability recorded at the inception of the lease. In September 2024, the Company determined there was a change in the estimated timing of receipt of reimbursements for the improvements. This resulted in an increase of the carrying value of the right-of-use asset and the corresponding lease liabilities of $1.0 million. Although the Company believes it is contractually entitled to the $9.1 million of lease incentives, based on the current status of the litigation, the Company cannot determine the likely outcome or estimate the impact on such carrying values.
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
Note 19. Subsequent Event
On January 3, 2025, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Registered Direct Offering”) an aggregate of 15,625,000 shares of the Company’s Class A common stock at a price of $3.20 per Share. The gross proceeds to the Company from the Registered Direct Offering were $50.0 million. After deducting estimated placement agents’ fees and other offering expenses payable by the Company, net proceeds were approximately $46.9 million.
In connection with the Registered Direct Offering, the Company entered into a placement agency agreement with A.G.P./Alliance Global Partners (the “Placement Agent”), pursuant to which the Placement Agent agreed to serve as the sole placement agent for the Company, on a reasonable best efforts basis. The Company agreed to pay the Placement Agent an aggregate cash fee equal to 6.0% of the gross proceeds received in the Registered Direct Offering.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
As previously disclosed on the Company’s Current Report on Form 8-K filed on June 7, 2024, on June 4, 2024, the Audit Committee of the Company’s Board of Directors dismissed Deloitte & Touche LLP (“Deloitte”) and appointed PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2024.
During the fiscal years ended December 31, 2023 and 2022 and the subsequent interim period through June 4, 2024, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreements in its audit reports on the Company’s consolidated financial statements for such years.
During the fiscal years ended December 31, 2023 and 2022 and in the subsequent interim period through June 4, 2024, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except as follows:
•The following material weaknesses in our internal control over financial reporting were disclosed in our 2022 filings with the Securities and Exchange Commission (1) related to inaccurate accounting for the Public Warrants and Private Warrants issued in connection with HighCape’s initial public offering and (2) Legacy Quantum-Si outsourced its accounting and financial reporting to a third-party service provider and did not have its own finance function or finance or accounting professionals that had the requisite experience or were in a position to appropriately perform the supervision and review of the information received from that third-party service provider.
These reportable events were discussed among the Audit Committee and Deloitte. Deloitte has been authorized by the Company to respond fully to the inquiries of PwC, the successor independent registered public accounting firm, concerning these reportable events.
During the fiscal years ended December 31, 2023 and 2022 and the subsequent interim period through June 4, 2024, neither the Company nor anyone on its behalf has consulted with PwC with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that PwC concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).
For more information, please refer to the Company’s Current Report on Form 8-K filed on June 7, 2024.
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
Disclosure controls and procedures are controls and other procedures designed to ensure information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on the results of its evaluation, management concluded our internal control over financial reporting was effective as of December 31, 2024.
Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2024, none of our officers or directors adopted, modified or terminated any such trading arrangements.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is incorporated by reference from the discussion responsive thereto under the headings “Management and Corporate Governance” and “Code of Conduct and Ethics” in our proxy statement for the 2025 annual meeting of stockholders (the “2025 Proxy Statement”).
ITEM 11.    EXECUTIVE COMPENSATION
The response to this item is incorporated by reference from the discussion responsive thereto under the heading “Executive Compensation” in our 2025 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The response to this item is incorporated by reference from the discussion responsive thereto under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2025 Proxy Statement.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this item is incorporated by reference from the discussion responsive thereto under the headings “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in our 2025 Proxy Statement.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
The response to this item is incorporated by reference from the discussion responsive thereto under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2025 Proxy Statement.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K:
(i)Financial Statements (included in Item 8 of this Annual Report on Form 10-K):
The following Consolidated Financial Statements of the Company and the Reports of PricewaterhouseCoopers LLP and Deloitte & Touche LLP, Independent Registered Public Accounting Firms, are included in Part II, Item 8 of this Annual Report on Form 10-K:
1.Reports of Independent Registered Public Accounting Firms - Pricewaterhouse Coopers LLC and Deloitte & Touche LLP
2.Consolidated Balance Sheets as of December 31, 2024 and 2023
3.Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024, 2023 and 2022
4.Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2024, 2023 and 2022
5.Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
6.Notes to the Consolidated Financial Statements
(ii)Financial Statement Schedules.
All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.
(iii)Exhibits.
The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.
(b)Exhibits.
The following exhibits are filed herewith or are incorporated by reference to exhibits filed with the SEC:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date
2.1†	Business Combination Agreement, dated as of February 18, 2021, by and among Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.), Clay Merger Sub, Inc., and Q-SI Operations Inc. (formerly Quantum-Si Incorporated)		Form 8-K (Exhibit 2.1)	2/18/2021
3.1	Second Amended and Restated Certificate of Incorporation of Quantum-Si Incorporated, as amended.		Form 10-Q (Exhibit 3.1)	8/7/2024
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on May 12, 2023.		Form 8-K (Exhibit 3.1)	5/16/2023

3.3	Amended and Restated Bylaws of Quantum-Si Incorporated	Form 10-K (Exhibit 3.2)	3/1/2021
4.1	Description of Securities	Form 10-K (Exhibit 4.1)	2/29/2024
4.2	Specimen Class A Common Stock Certificate	Form S-4/A (Exhibit 4.1)	5/11/2021
4.3	Warrant Agreement, dated as of September 3, 2020, by and between Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.) and Continental Stock Transfer & Trust Company	Form 8-K (Exhibit 4.1)	9/9/2020
10.1	Form of PIPE Investor Subscription Agreement for institutional investors, dated as of February 18, 2021, by and between Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.) and the subscriber parties thereto	Form 8-K (Exhibit 10.1)	2/18/2021
10.2	Form of PIPE Investor Subscription Agreement for accredited investors, dated as of February 18, 2021, by and between Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.) and the subscriber parties thereto	Form 8-K/A (Exhibit 10.2)	2/19/2021
10.3	Form of Subscription Agreement, dated as of February 18, 2021, by and between Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.) and the Foresite Funds	Form 8-K/A (Exhibit 10.3)	2/19/2021
10.4	Transaction Support Agreement, dated as of February 19, 2021, by and among Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.), and certain supporting stockholders of Q-SI Operations Inc. (formerly Quantum-Si Incorporated)	Form 8-K (Exhibit 10.1)	2/22/2021
10.5	Sponsor Letter Agreement, dated as of February 18, 2021, by and among HighCape Capital Acquisition LLC, Deerfield Partners, L.P., Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.) and Q-SI Operations Inc. (formerly Quantum-Si Incorporated)	Form 8-K (Exhibit 10.4)	2/18/2021
10.6+	Advisory Agreement, dated as of November 1, 2022, by and between Quantum-Si Incorporated and Jonathan M. Rothberg, Ph.D.	Form 10-K (Exhibit 10.6+)	3/17/2023
10.7+	Offer Letter of Employment, dated as of October 2, 2022, by and between Quantum-Si Incorporated and Jeffrey Hawkins	Form 8-K (Exhibit 10.1)	10/4/2022
10.8+	Offer Letter of Employment, dated as of April 27, 2023, by and between Quantum-Si Incorporated and Jeffry Keyes	Form 8-K (Exhibit 10.1)	5/2/2023
10.9+	Offer Letter of Employment, dated as of November 4, 2020, by and between Q-SI Operations Inc. (formerly Quantum-Si Incorporated) and Christian LaPointe, Ph.D., as supplemented by the Letter Agreement, dated as of February 16, 2021, by and between Q-SI Operations Inc. and Christian LaPointe, Ph.D.	Form 10-K (Exhibit 10.12+)	3/1/2022
10.10	Technology and Services Exchange Agreement, dated as of February 17, 2021, by and among Q-SI Operations Inc. (formerly Quantum-Si Incorporated) and the participants named therein	Form 10-Q (Exhibit 10.1)	11/15/2021
10.11	Protein Engineering Collaboration Agreement, dated as of March 13, 2023, by and between Quantum-Si Incorporated and Protein Evolution, Inc.	Form 10-K (Exhibit 10.14)	3/17/2023
10.12.1+	Quantum-Si Incorporated 2021 Equity Incentive Plan	Form 8-K (Exhibit 10.13.1)	6/15/2021
10.12.2+	Form of Stock Option Agreement under 2021 Equity Incentive Plan	Form 8-K (Exhibit 10.13.2)	6/15/2021

10.12.3+	Form of Restricted Stock Unit Agreement under 2021 Equity Incentive Plan		Form 10-K (Exhibit 10.13.3+)	2/29/2024
10.13.1+	Q-SI Operations Inc. 2013 Employee, Director and Consultant Equity Incentive Plan, as amended		Form 8-K (Exhibit 10.14.1)	6/15/2021
10.13.2+	Form of Stock Option Agreement under 2013 Employee, Director and Consultant Equity Incentive Plan, as amended		Form 8-K (Exhibit 10.14.2)	6/15/2021
10.13.3+	Form of Restricted Stock Unit Agreement under 2013 Employee, Director and Consultant Equity Incentive Plan, as amended		Form 8-K (Exhibit 10.14.3)	6/15/2021
10.14+	Form of Performance-Based Non-Qualified Stock Option Agreement		Form S-8 (Exhibit 99.1)	11/10/2022
10.15+	Nonemployee Director Compensation Policy		Form 10-K (Exhibit 10.16+)	2/29/2024
10.16+	Form of Indemnification Agreement		Form 8-K (Exhibit 10.16)	6/15/2021
10.17	Amended and Restated Registration Rights Agreement, dated as of June 10, 2021, by and among Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.) and certain of its securityholders		Form 8-K (Exhibit 10.17)	6/15/2021
10.18	Lease Agreement between Quantum-Si Incorporated and BP3-SD5 5510 Morehouse Drive LLC, dated June 18, 2021		Form 8-K (Exhibit 10.1)	6/24/2021
10.19	Lease Agreement between Quantum-Si Incorporated and Winchester Office LLC, dated December 28, 2021		Form 8-K (Exhibit 10.1)	1/24/2022
10.20+	Quantum-Si Incorporated Executive Severance Plan, effective November 1, 2024	X
10.21.1+	2023 Inducement Equity Incentive Plan, as amended		Form 10-Q (Exhibit 10.3+)	11/12/2024
10.21.2+	Form of Restricted Stock Agreement under the 2023 Inducement Equity Incentive Plan		Form 10-Q (Exhibit 10.3.1+)	11/12/2024
10.21.3+	Form of Stock Option Agreement under the 2023 Inducement Equity Incentive Plan		Form S-8 (Exhibit 99.2)	7/20/2023
10.22+	Letter of Employment, dated as of August 12, 2024, by and between Quantum-Si Incorporated and John Vieceli		Form 10-Q (Exhibit 10.1+)	11/12/2024
10.23+	Offer Letter of Employment, dated as of August 22, 2024, by and between Quantum-Si Incorporated and Todd Bennett		Form 10-Q (Exhibit 10.2+)	11/12/2024
10.24	Sales Agreement, dated December 11, 2024, by and between Quantum-Si Incorporated and Canaccord Genuity LLC		Form 8-K (Exhibit 10.1)	12/11/2024
10.25	Form of Securities Purchase Agreement, by and among the Company and the Purchasers		Form 8-K (Exhibit 10.1)	1/6/2025
10.26	Placement Agency Agreement between the Company and the Placement Agent		Form 8-K (Exhibit 10.2)	1/6/2025
16.1	Letter from Deloitte & Touche LLP, dated June 7, 2024.		Form 10-K (Exhibit 16.1)	6/7/2024
19.1	Insider Trading Policy, effective February 2025	X
21.1	List of Subsidiaries		Form 10-K (Exhibit 21.1)	3/17/2023
23.1	Consent of PricewaterhouseCoopers LLP	X
23.2	Consent of Deloitte & Touche LLP	X
24.1	Power of Attorney (included in the signature page)	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97+	Clawback Policy, effective as of August 3, 2023		Form 10-K (Exhibit 97)	2/29/2024

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
†Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
+Management contract or compensatory plan or arrangement.
*The certifications attached as Exhibit 32 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Quantum-Si Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of such Form 10-K), irrespective of any general incorporation language contained in such filing.
ITEM 16.     FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM-SI INCORPORATED
March 3, 2025
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

Name	Title	Date

/s/ Jeffrey Hawkins	President, Chief Executive Officer and Director	March 3, 2025
Jeffrey Hawkins	(Principal Executive Officer)

/s/ Jeffry Keyes	Chief Financial Officer and Treasurer	March 3, 2025
Jeffry Keyes	(Principal Financial and Accounting Officer)

/s/ Charles Kummeth	Chairman of the Board	March 3, 2025
Charles Kummeth

/s/ Paula Dowdy	Director	March 3, 2025
Paula Dowdy

/s/ Ruth Fattori	Director	March 3, 2025
Ruth Fattori

/s/ Amir Jafri	Director	March 3, 2025
Amir Jafri

/s/ John Patrick Kenny	Director	March 3, 2025
John Patrick Kenny

/s/ Brigid A. Makes	Director	March 3, 2025
Brigid A. Makes

/s/ Scott Mendel	Director	March 3, 2025
Scott Mendel

/s/ Kevin Rakin	Director	March 3, 2025
Kevin Rakin

/s/ Jonathan M. Rothberg, Ph.D.	Director	March 3, 2025
Jonathan M. Rothberg, Ph.D.