Form 10-Q
period 2025-03-31
Quantum-Si Inc
filed 2025-05-15
CIK 1816431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 9, 2025, the registrant had 163,560,616 shares of Class A common stock outstanding and 19,937,500 shares of Class B common stock outstanding.

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
•the impact of general conditions in the global economy and in the global financial markets, including changes in inflation, interest rates, tariffs, retaliatory trade policies including limitations of shipments of products, and overall economic conditions and uncertainties;
•maintaining the listing of our Class A common stock on The Nasdaq Stock Market LLC;
•changes in applicable laws or regulations;
•our ability to raise financing in the future;
•the success, cost and timing of our product development and commercialization activities;
•the commercialization and adoption of our existing products, including our Platinum® line of instruments, our consumable kits and the success of any product we may offer in the future;
•our ability to obtain and maintain regulatory approval for our products, and any related restrictions and limitations of any approved product;
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
These forward-looking statements are based on information available as of the date of this report and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, this Quarterly Report on Form 10-Q, and in other filings that we make with the Securities and Exchange Commission. The risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$37,293	$49,241
Marketable securities	195,308	160,362
Accounts receivable, net of allowance of $124 and $124, respectively	1,032	1,333
Inventory	4,423	4,067
Prepaid expenses and other current assets	3,749	3,006
Total current assets	241,805	218,009
Property and equipment, net	16,179	15,993
Operating lease right-of-use assets	12,430	13,061
Other assets	808	808
Total assets	$271,222	$247,871
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,894	$1,931
Accrued payroll and payroll-related costs	2,133	5,331
Accrued contracted services	2,766	2,379
Accrued expenses and other current liabilities	3,840	4,848
Current portion of operating lease liabilities	1,936	3,698
Total current liabilities	12,569	18,187
Warrant liabilities	1,594	4,995
Operating lease liabilities	10,118	9,250
Other long-term liabilities	21	19
Total liabilities	24,302	32,451
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A Common stock, $0.0001 par value; 600,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 163,560,616 and 146,953,271 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	16	16
Class B Common stock, $0.0001 par value; 27,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 19,937,500 shares issued and outstanding as of March 31, 2025 and December 31, 2024	2	2
Additional paid-in capital	862,734	811,998
Accumulated other comprehensive (loss) income	(2)	45
Accumulated deficit	(615,830)	(596,641)
Total stockholders’ equity	246,920	215,420
Total liabilities and stockholders’ equity	$271,222	$247,871
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2025	2024
Revenue
Product	$808	$428
Service	34	29
Total revenue	842	457

Cost of revenue
Product	337	170
Service	19	18
Total cost of revenue	356	188

Gross profit	486	269

Operating expenses:
Research and development	13,717	12,101
Selling, general and administrative	11,881	11,528
Total operating expenses	25,598	23,629
Loss from operations	(25,112)	(23,360)
Dividend and interest income	2,547	3,574
Change in fair value of warrant liabilities	3,401	319
Other expense, net	(14)	(7)
Loss before provision for income taxes	(19,178)	(19,474)
Provision for income taxes	(11)	—
Net loss	$(19,189)	$(19,474)

Net loss per common share attributable to common stockholders, basic and diluted	$(0.11)	$(0.14)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	182,303	141,773

Other comprehensive (loss) income:
Net unrealized loss on marketable securities, net of tax	$(53)	$(28)
Foreign currency translation adjustment	6	(5)
Total other comprehensive loss, net of tax	(47)	(33)
Comprehensive loss	$(19,236)	$(19,507)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2024	146,953,271	$16	19,937,500	$2	$811,998	$45	$(596,641)	$215,420
Common stock issued upon exercise of stock options	623,834	—	—	—	1,600	—	—	1,600
Common stock issued upon vesting of restricted stock units	358,511	—	—	—	—	—	—	—
Common stock issued from direct equity offering, net of fees and issuance costs	15,625,000	—	—	—	46,774	—	—	46,774
Stock-based compensation	—	—	—	—	2,362	—	—	2,362
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	(53)	—	(53)
Foreign currency translation	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(19,189)	(19,189)
Balance - March 31, 2025	163,560,616	$16	19,937,500	$2	$862,734	$(2)	$(615,830)	$246,920

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2023	121,832,417	$12	19,937,500	$2	$767,239	$—	$(495,634)	$271,619
Common stock issued upon vesting of restricted stock units	46,572	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,645	—	—	1,645
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	(28)	—	(28)
Refund of issuance costs	—	—	—	—	14	—	—	14
Foreign currency translation	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(19,474)	(19,474)
Balance - March 31, 2024	121,878,989	$12	19,937,500	$2	$768,898	$(33)	$(515,108)	$253,771

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(19,189)	$(19,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	917	1,061
Non-cash lease expense	631	588
Accretion on marketable securities	(2,132)	(2,119)
Loss on disposal of fixed assets	15	—
Write-down of inventory	696	591
Change in fair value of warrant liabilities	(3,401)	(319)
Stock-based compensation	2,362	1,645
Other	—	22
Changes in operating assets and liabilities:
Accounts receivable, net	301	126
Inventory	(1,093)	(819)
Prepaid expenses and other current assets	(730)	31
Accounts payable	(15)	(633)
Accrued expenses and other current liabilities	(3,624)	(3,094)
Operating lease liabilities	(894)	(820)
Other long-term liabilities	2	6
Net cash used in operating activities	(26,154)	(23,208)
Cash flows from investing activities:
Purchases of property and equipment	(1,307)	(1,046)
Internally developed software - capitalized costs	—	(59)
Purchases of marketable securities	(119,667)	(78,823)
Sales and maturities of marketable securities	86,800	22,500
Net cash used in investing activities	(34,174)	(57,428)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,600	—
Proceeds from issuance of common stock from direct equity offering, net of fees and issuance costs	46,774	—
Deferred offering costs	—	(70)
Refund of issuance costs	—	14
Net cash provided by (used in) financing activities	48,374	(56)
Effect of exchange rate changes on cash and cash equivalents	6	(5)
Net decrease in cash and cash equivalents	(11,948)	(80,697)
Cash and cash equivalents at beginning of period	49,241	133,860
Cash and cash equivalents at end of period	$37,293	$53,163
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$16
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchased but not paid	$28	$231
Deferred offering costs payable	$—	$75
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
Quantum-Si is a life sciences company focused on proteomics research, with the mission of transforming single-molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell. The Company has developed a proprietary universal single-molecule detection platform that it is applying to proteomics to enable Next-Gen Protein SequencingTM (“NGPS”), to sequence proteins in a massively parallel fashion (rather than sequentially, one at a time), which can also be used for the study of nucleic acids. The Company believes that the ability to sequence proteins in a massively parallel fashion and offer a fast analysis time provides NGPS with the potential to unlock significant biological information through improved resolution and unbiased access to the proteome at a speed and scale that is not available today. Traditionally, proteomic workflows to sequence proteins required days or weeks to complete. The Company’s platform includes its Platinum line of NGPS instruments, Platinum Analysis Software, and consumable kits for use with its Platinum line of instruments.
Liquidity and Capital Resources
The Company has historically financed its operations primarily with proceeds from the issuance of equity to private investors, as well as with the proceeds received from the closing of the Business Combination. The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $615.8 million as of March 31, 2025. The Company has incurred significant operating losses, including net losses of $19.2 million and $19.5 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had cash, cash equivalents and investments in marketable securities of $232.6 million. Management believes that the Company’s current cash, cash equivalents and marketable securities, together with revenue from the sales of its products and services, will be sufficient to fund its planned operations for at least the next twelve months from the date of the issuance of the accompanying Condensed Consolidated Financial Statements.
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
To date, the Company has not been materially affected by enacted tariffs either by the U.S. government or foreign retaliatory tariffs, however, the Company’s finished goods and/or their components could become materially affected by changing tariffs in the future. If increased tariffs are imposed on the Company’s finished goods and/or components, they may impact the business, financial condition, results of operations and cash flows.

Although the Company has not been significantly impacted by geopolitical conflicts such as those in Ukraine or Israel and Gaza, the Company has experienced some constraints in product and material availability and increasing costs required to obtain some materials and supplies as a result of these conflicts on the global economy. To date, the business has not been materially impacted by these conflicts, however, as the conflicts continue or worsen, it may impact the business, financial condition, results of operations and cash flows.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Condensed Consolidated Balance Sheet as of December 31, 2024 included herein was derived from the audited Consolidated Financial Statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP, on an annual reporting basis.
In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all normal recurring adjustments necessary to fairly state the financial position, results of operations, and cash flows for the interim periods. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2025, or any other period.
There have been no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Reclassifications
Certain prior year amounts have been reclassified for consistency with the current year’s presentation.
Note 2. Summary of Significant Accounting Policies
For the Company’s Significant Accounting Policies, please refer to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).
Use of Estimates
The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions about future events that affect the amounts recorded in its Condensed Consolidated Financial Statements and accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates and assumptions. Significant estimates and assumptions include:
•inventory valuation;
•assumptions used for leases;
•valuation of warrant liabilities;
•valuation allowances with respect to deferred tax assets;
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
In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements, which contains amendments to the Codification that remove references to various Concepts Statements. The amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. The Company adopted ASU 2024-02 effective January 1, 2025. The adoption of ASU 2024-02 did not have a material impact to the Consolidated Financial Statements and disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands income tax disclosure requirements to include additional information related to the rate reconciliation of effective tax rates to statutory rates, as well as additional disaggregation of taxes paid in both U.S. and foreign jurisdictions. The amendments in ASU 2023-09 also remove disclosures related to certain unrecognized tax benefits and deferred taxes. The amendments are effective for fiscal years beginning after December 31, 2024, with early adoption permitted. The new standard is expected to apply prospectively, but retrospective application is permitted. The Company will adopt the new standard for the year ended December 31, 2025 and is currently evaluating the impact ASU 2023-09 may have on its Consolidated Financial Statements and disclosures.
Note 3. Investments in Marketable Securities
As of March 31, 2025 and December 31, 2024, the Company’s investments in marketable securities were determined to be available-for-sale securities.
Dividend and interest income from marketable securities related to the Company’s available-for-sale securities for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three months ended March 31,
	2025	2024
Dividend income from marketable securities	$221	$975
Interest income from marketable securities	$2,326	$2,599
The following is a summary of the Company’s available-for-sale securities recorded within Marketable securities in the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Amortized Costs	Gross Realized Net Gains	Gross Unrealized Net Gains	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$130,388	$—	$4	$130,392
Commercial paper	64,903	—	13	64,916
Total	$195,291	$—	$17	$195,308

	December 31, 2024
	Amortized Costs	Gross Realized Net Gains	Gross Unrealized Net Gains	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$108,047	$—	$63	$108,110
Commercial paper	52,243	—	9	52,252
Total	$160,290	$—	$72	$160,362
The fair values of the Company’s available-for-sale securities included within Marketable securities in the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, by remaining contractual maturity, are as follows (in thousands):

	March 31, 2025
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$130,392	$—	$—	$130,392
Commercial paper	64,916	—	—	64,916
Total	$195,308	$—	$—	$195,308

	December 31, 2024
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$108,110	$—	$—	$108,110
Commercial paper	52,252	—	—	52,252
Total	$160,362	$—	$—	$160,362
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
The carrying value of cash and cash equivalents, accounts payable and accrued expenses and other current liabilities approximates their fair values due to the short-term or on demand nature of these instruments. As of March 31, 2025 and December 31, 2024, the Company’s investment portfolio included available-for-sale securities which were comprised of money market funds, U.S. treasury bills and commercial paper. The Company has U.S. Treasury bills and commercial papers that are classified as Level 2 due to the fair value for these instruments being determined by utilizing observable inputs in similar assets or identical assets in non-active markets.
Warrants are recorded as Warrant liabilities in the Condensed Consolidated Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented as Change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The Public Warrants and Private Warrants were carried at fair value as of March 31, 2025 and December 31, 2024. The Public Warrants were valued using Level 1 inputs as they are traded in an active market. The Private Warrants were valued using a binomial lattice model. The primary unobservable input utilized in determining the fair value of the Private Warrants was the expected volatility of the Company’s Class A common stock. The expected volatility was based on consideration of the implied volatility from the Company’s own Public Warrant pricing and on the historical volatility observed at guideline public companies. As of March 31, 2025, the assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 201.5%, (ii) risk-free interest rate of 4.0%, (iii) strike price of $11.50, (iv) fair value of Class A common stock of $1.20, and (v) expected life of 1.2 years. As of December 31, 2024, the assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 194.3%, (ii) risk-free interest rate of 4.2%, (iii) strike price of $11.50, (iv) fair value of Class A common stock of $2.70, and (v) expected life of 1.4 years.
There were no exercises or redemptions of the Public Warrants or Private Warrants during the three months ended March 31, 2025 and 2024.
The following table summarizes the Company’s assets and liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$20,308	$—	$—	$20,308
Commercial paper	11,381	—	—	11,381
Marketable securities:
U.S. Treasury securities	—	130,392	—	130,392
Commercial paper	—	64,916	—	64,916
Total assets at fair value on a recurring basis	$31,689	$195,308	$—	$226,997

Liabilities:
Public Warrants	$1,533	$—	$—	$1,533
Private Warrants	—	—	61	61
Total liabilities at fair value on a recurring basis	$1,533	$—	$61	$1,594

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$20,340	$—	$—	$20,340
U.S. Treasury securities	16,919	—	—	16,919
Marketable securities:
U.S. Treasury securities	—	108,110	—	108,110
Commercial paper	—	52,252	—	52,252
Total assets at fair value on a recurring basis	$37,259	$160,362	$—	$197,621

Liabilities:
Public Warrants	$4,792	$—	$—	$4,792
Private Warrants	—	—	203	203
Total liabilities at fair value on a recurring basis	$4,792	$—	$203	$4,995
Note 5. Inventory
Inventory consists of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$1,528	$1,290
Work in progress	2,097	2,212
Finished goods	798	565
Total inventory	$4,423	$4,067
Charges recorded for inventory write-downs included in Research and development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2025 and 2024 were $0.5 million and $0.6 million, respectively. Charges recorded for inventory write-downs included in Cost of revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss were $0.2 million for the three months ended March 31, 2025 and immaterial for the three months ended March 31, 2024.
Note 6. Property and Equipment, Net
Property and equipment, net, consists of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Laboratory and production equipment	$13,928	$13,412
Computer equipment	1,692	1,724
Purchased software	57	57
Furniture and fixtures	318	321
Leasehold improvements	7,226	7,226
Construction in process	5,687	4,960
Subtotal	28,908	27,700
Less: Accumulated depreciation and amortization	(12,729)	(11,707)
Property and equipment, net	$16,179	$15,993

Depreciation and amortization expense is included within Cost of revenue, Research and development and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Depreciation and amortization expense was $0.9 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively. No impairments of property and equipment were recorded for both the three months ended March 31, 2025 or 2024.
Note 7. Leases
Lease-related costs for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Operating lease cost	$864	$864
Variable lease cost	384	436
Total lease cost	$1,248	$1,300
Future minimum lease payments under non-cancellable leases as of March 31, 2025 are as follows (dollars in thousands):

Remaining Lease Payments
Remainder of 2025	$3,400
2026	4,585
2027	4,549
2028	2,975
2029	2,806
Thereafter	7,247
Total remaining undiscounted lease payments	$25,562
Less: Imputed interest	(4,404)
Less: Lease incentives(1)	(9,104)
Total lease liabilities	12,054
Less: current portion	(1,936)
Long-term operating lease liabilities	$10,118
Weighted-average remaining lease term (in years)	5.4
Weighted-average discount rate	7.9%
(1)Includes lease incentives that are estimated to be realized in 2026 and 2027 for the costs of leasehold improvements.
The following table provides certain cash flow and supplemental cash flow information related to the Company’s right-of-use assets and lease liabilities for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Operating cash paid to settle operating lease liabilities	$1,127	$1,097
As of both March 31, 2025 and December 31, 2024, the Company has incurred and recognized total leasehold improvements of approximately $1.2 million related to reimbursable construction costs included in construction in progress within Property and equipment, net, in the Condensed Consolidated Balance Sheets.

Note 8. Accrued Expenses and Other Current Liabilities
As of March 31, 2025 and December 31, 2024, Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Legal fees	$1,717	$2,166
Sales tax payable	1,338	1,339
Restructuring costs	325	679
Deferred revenue	155	189
Royalties	133	150
Other	172	325
Total accrued expenses and other current liabilities	$3,840	$4,848
Note 9. Equity Transactions
Registered Direct Offering
On January 3, 2025, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Registered Direct Offering”) an aggregate of 15,625,000 shares of the Company’s Class A common stock at a price of $3.20 per share. The gross proceeds to the Company from the Registered Direct Offering were $50.0 million. After deducting estimated placement agents’ fees and other offering expenses payable by the Company, net proceeds recorded during the three months ended March 31, 2025 were approximately $46.8 million.
Preferred Stock
As of March 31, 2025 and December 31, 2024, the Company had authorized 1,000,000 shares of preferred stock at $0.0001 par value per share. There were no preferred shares outstanding for both periods.
Preferred stock may be issued from time to time in one or more series. Any shares of preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law.
Note 10. Stock-based Compensation
Equity Incentive Plan
The Quantum-Si Incorporated 2021 Equity Incentive Plan (the “2021 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2021 Plan. As of March 31, 2025, there were 13,952,174 shares available for future grant under the 2021 Plan.
Inducement Equity Incentive Plan
On May 8, 2023, the Company adopted the 2023 Inducement Equity Incentive Plan (the “2023 Inducement Plan”) to reserve 3,000,000 shares of its Class A common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. On August 23, 2024, the Company amended the 2023 Inducement Plan to reserve an additional 3,000,000 shares of its Class A common stock under the 2023 Inducement Plan. The terms and conditions of the 2023 Inducement Plan, as amended, are substantially similar to those of the 2021 Plan. As of March 31, 2025, there were 1,603,795 shares available for future issuance under the 2023 Inducement Plan

Stock Options
The Company granted an aggregate of 32,000 stock option awards to participants during the three months ended March 31, 2025, with vesting subject to the participant’s continued employment with or continued service provided to the Company through the applicable vesting dates. During the three months ended March 31, 2024, the Company did not grant any stock options to participants.
The Company recorded $1.5 million and $1.3 million for stock-based compensation related to stock options for the three months ended March 31, 2025 and 2024, respectively.
The fair value of each stock option award granted during the three months ended March 31, 2025 was estimated as of the grant date using a Black-Scholes model with the following assumptions:

Three months ended March 31, 2025
Expected term (in years)	4.6
Risk-free interest rate	4.4%
Expected volatility	114.2%
Expected dividend yield	—
Weighted average grant date fair value per share	$1.88
A summary of the stock option activity for the three months ended March 31, 2025 is presented in the table below:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	20,803,142	$2.61	7.8	$11,507
Granted	32,000	2.35
Exercised	(623,834)	2.57
Forfeited	(599,063)	4.76
Outstanding at March 31, 2025	19,612,245	$2.55	7.7	$172
Options exercisable at March 31, 2025	8,467,713	$3.15	6.7	$10
Vested and expected to vest at March 31, 2025	16,987,541	$2.62	7.6	$134
As of March 31, 2025, total unrecognized stock-based compensation related to stock options was $9.9 million, which is expected to be recognized over a remaining weighted average vesting period of 2.2 years.
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
On March 15, 2024, the market conditions that trigger the vesting of these performance-based stock option awards were modified. The modified market conditions require the Company’s Class A common stock to trade above specified levels for certain defined periods of time that are different from the original awards. The Company accounted for the modifications as modifications of market conditions. The total incremental stock-based compensation expense to be recognized for these awards within Selling, general and administrative operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss is approximately $2.4 million. Incremental stock-based compensation expense for the three months ended March 31, 2025 was $0.2 million. Incremental stock-based compensation expense for the three months ended March 31, 2024 was immaterial.
Restricted Stock Units
The Company recorded $0.8 million and $0.3 million of stock-based compensation expense related to restricted stock unit (“RSU”) awards for the three months ended March 31, 2025 and 2024, respectively.
A summary of the RSU activity for the three months ended March 31, 2025 is presented in the table below:

	Number of Shares Underlying RSUs	Weighted Average Grant-Date Fair Value
Outstanding non-vested RSUs at December 31, 2024	7,179,009	$1.39
Granted	8,104,473	1.21
Vested	(358,511)	1.86
Forfeited	(72,292)	1.52
Outstanding non-vested RSUs at March 31, 2025	14,852,679	$1.28
As of March 31, 2025, total unrecognized stock-based compensation related to restricted stock was $18.2 million, which is expected to be recognized over the remaining weighted average vesting period of 3.6 years.
Stock-based compensation is allocated to Research and development and Selling, general and administrative operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Stock-based compensation expense for the years ended March 31, 2025 and 2024 is as follows (in thousands):

	Three months ended March 31,
	2025	2024
Research and development	$596	$490
Selling, general and administrative	1,766	1,155
Total stock-based compensation	$2,362	$1,645
No related tax benefits of the stock-based compensation expense have been recognized and no related tax benefits have been realized from the exercise of stock options due to the Company’s net operating loss carryforwards.
Note 11. Warrant Liabilities
Public Warrants
As of March 31, 2025 and December 31, 2024, there were an aggregate of 3,833,319 outstanding Public Warrants, which entitle the holder to acquire Class A common stock. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment as discussed below, beginning on September 9, 2021. The warrants will expire on June 10, 2026 or earlier upon redemption or liquidation.
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
Private Warrants
As of March 31, 2025 and December 31, 2024, there were 135,000 Private Warrants outstanding. The Private Warrants are identical to the Public Warrants, except that so long as they are held by HighCape Capital Acquisition LLC or any of its permitted transferees, (i) the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or saleable until 30 days after the completion of the Business Combination, (ii) the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and (iii) the Private Warrants are not subject to the Company’s redemption option at the price of $0.01 per warrant. The Private Warrants are subject to the Company’s redemption option at the price of $0.01 per warrant, provided that the other conditions of such redemption are met, as described above. If the Private Warrants are held by a holder other than HighCape Capital Acquisition LLC or any of its permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants.
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
As of March 31, 2025 and December 31, 2024, the combined fair value of warrant liabilities was $1.6 million and $5.0 million, respectively. The Company recognized gains of $3.4 million and $0.3 million as a Change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2025 and 2024, respectively. There were no exercises or redemptions of the Public Warrants or Private Warrants during the three months ended March 31, 2025 or 2024.
For further details regarding the warrant liabilities, please refer to Note 4. Fair Value of Financial Instruments.
Note 12. Net Loss Per Share
The Company presents both basic earnings per share (“EPS”) and diluted EPS. Basic and diluted net loss per share was the same for each period presented as the inclusion of all common share equivalents would have been anti-dilutive.

The following table presents the calculations for the three months ended March 31, 2025 and 2024 of basic and diluted net loss per share for the Company’s common stock (in thousands, except per share amounts):

	Three months ended March 31,
	2025	2024
Numerator
Net loss	$(19,189)	$(19,474)
Numerator for basic and diluted EPS - loss attributable to common stockholders	$(19,189)	$(19,474)
Denominator
Common stock	182,303	141,773
Denominator for basic and diluted EPS - weighted-average common stock	182,303	141,773
Basic and diluted net loss per share	$(0.11)	$(0.14)
Net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. The following potential dilutive shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Outstanding options to purchase common stock	19,612,245	22,101,807
Outstanding restricted stock units	14,852,679	6,152,344
Outstanding warrants	3,968,319	3,968,319
	38,433,243	32,222,470
Note 13. Restructuring
The Company committed to organizational restructurings during the fourth quarter of 2024, designed to decrease its costs and create a more streamlined organization to support its business. Restructuring liabilities were $0.3 million and $0.7 million as of March 31, 2025 and December 31, 2024, respectively. These liabilities are included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
The Company’s restructuring costs, primarily for cash severance and other severance costs, are allocated to the following operating expense categories as follows (in thousands):

	Research and development	Selling, general and administrative	Total
Balance as of December 31, 2024	$513	$166	$679
Cash payments and other adjustments(1)	(212)	(142)	(354)
Balance as of March 31, 2025	$301	$24	$325
Current liabilities			$325
Long-term liabilities			—
Total liabilities as of March 31, 2025			$325
(1) Cash payments and other adjustments include charges related to health care coverage for a specified period of time after separation.
The Company’s restructuring activities were complete as of December 31, 2024. The Company does not expect to incur additional charges associated with these activities.

Note 14. Income Taxes
Income taxes for the three months ended March 31, 2025 and 2024 were recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, if they occur. The Company’s estimated annual effective tax rate was (0.06)% and 0.00% for the three months ended March 31, 2025 and 2024, respectively. The primary reconciling items between the federal statutory rate of 21.0% and the Company’s overall effective tax rates for these periods were related to the effects of deferred state income taxes, stock-based compensation, changes in the fair value of warrant liabilities, research and development credits and the valuation allowance recorded against the full amount of the Company’s net deferred tax assets. In addition to the previously mentioned reconciling items, the reconciling items for the three months ended March 31, 2025 also included foreign taxes.
A valuation allowance is required when it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of sufficient future taxable income during the period in which the Company’s related temporary differences become deductible. Management believes that based on the earnings history of the Company, it is more likely than not that the benefits of these assets will not be realized, and therefore, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of March 31, 2025 and December 31, 2024.
Note 15. Segment Information
Quantum-Si is a life sciences company focused on proteomics research, with the mission of transforming single-molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell. Our platform includes our Platinum NGPS instrument, Platinum Analysis Software, and consumable kits for use with our Platinum line of instruments.
The Company’s Chief Operating Decision Maker (the “CODM”), its Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of assessing financial performance, making operating decisions and allocating resources. Accordingly, the Company has determined that it operates as a single reportable segment. The CODM utilizes the Company’s long-range plan, which includes product development roadmaps and long-range financial models, as a key input to resource allocation. The CODM makes decisions on resource allocation, assesses the performance of the business, and monitors budget versus actual results on a consolidated basis using loss from operations as reported on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Net loss and the change in cash and cash equivalents and marketable securities are also measures that are considered in monitoring budget versus actual results.
Significant expenses within loss from operations, as well as within net loss, include research and development, and selling, general and administrative expenses, which are each separately presented on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
The Company’s revenue is derived from sales of products and services. Product revenue is primarily generated from the sales of instruments and consumables used in protein sequencing and analysis. Service revenue is primarily generated from service maintenance contracts including access to analysis software and advanced training for instrument use.
Total revenue generated from domestic and international sales for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three months ended March 31,
	2025	2024
Domestic	$123	$237
International	719	220
Total revenue	$842	$457
Note 16. Related Party Transactions
The Company was a party to the Amended and Restated Technology Services Agreement (the “ARTSA”), most recently amended on November 11, 2020, by and among 4Catalyzer Corporation (“4C”), the Company and other participant companies controlled by Dr. Jonathan Rothberg, the Chairman of the Company’s Board of Directors. The Company entered into a First Addendum to the ARTSA on February 17, 2021 pursuant to which the Company agreed to terminate its participation under the ARTSA no later than immediately prior to the effective time of the Business Combination, resulting in the termination of the Company’s participation under the ARTSA on June 10, 2021. In connection with the termination of the Company’s participation under the ARTSA, the Company terminated its existing arm’s length lease agreement with 4C and negotiated an arm’s length lease agreement. Under the ARTSA, the Company and the other participant companies had agreed to share certain non-core technologies, which means any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant and subject to certain restrictions on use. The ARTSA also provided for 4C to perform certain services for the Company and each other participant company such as monthly administrative, management and technical consulting services to the Company which were pre-funded approximately once per quarter.
The Company incurred expenses paid to 4C of $0.1 million for both the three months ended March 31, 2025 and 2024. These expenses included amounts for month-to-month sublease arrangements for office and laboratory spaces from 4C and certain administrative expenses. These amounts are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. As of both March 31, 2025 and December 31, 2024 amounts due to 4C were immaterial.
The ARTSA also provided for the participant companies to provide other services to each other. As of both March 31, 2025 and December 31, 2024, there were no amounts payable to or from the Company related to these services.
Effective November 1, 2022, the Company entered into an Advisory Agreement with Dr. Rothberg (the “Advisory Agreement”), pursuant to which Dr. Rothberg previously served as Chairman of the Board, advises the Chief Executive Officer and the Board on strategic matters, and provides consulting, business development and similar services on matters relating to the Company’s current, future and potential scientific and strategic initiatives and such other consulting services reasonably requested from time to time. Pursuant to the Advisory Agreement, as compensation for the services provided, in March 2023, the Company granted Dr. Rothberg an option to purchase 250,000 shares of Class A common stock pursuant to the 2021 Plan. In connection with the Advisory Agreement, Dr. Rothberg’s title was changed from Executive Chairman to Chairman of the Board. Subsequently, in May 2024, with Charles Kummeth’s appointment as Chairman of the Board, Dr. Rothberg’s title was changed from Chairman of the Board to Director.
Note 17. Commitments and Contingencies
Commitments
Licenses related to certain intellectual property:
The Company licenses certain intellectual property, some of which may be utilized in its current or future product offerings. To preserve the right to use such intellectual property, the Company is required to make annual minimum fixed payments totaling approximately $0.2 million as well as royalties based on net sales if the royalties exceed annual minimum fixed payments. As of March 31, 2025 and December 31, 2024, the Company had accrued royalties of approximately $0.1 million and $0.2 million included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
Other commitments:
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees (the “401(k) Plan”). Contributions to the 401(k) Plan are discretionary. The Company did not make any matching contributions to the 401(k) Plan for the three months ended March 31, 2025 and 2024.
Contingencies
The Company is subject to claims in the ordinary course of business. Except as discussed below, the Company is not currently a party to any pending or threatened litigation, the outcome of which would be expected to have a material adverse effect on its financial condition, results of operations, or cash flows. The Company discloses contingent liabilities even if the liability is not probable or estimable, or both, if there is a reasonable possibility that a material loss may have been incurred.
On May 16, 2024, a punitive class action lawsuit was filed in the Delaware Court of Chancery, styled Farzad v. HighCape Capital, et al. (the “Delaware Stockholder Litigation”). The Delaware Stockholder Litigation asserts breach of fiduciary duty claims against the former officers and directors of HighCape, including Kevin Rakin, Matt Zuga, David Colpman,

Robert Taub and Antony Loebel, HighCape Capital Acquisition LLC and HighCape Capital L.P., aiding and abetting breach of fiduciary duty claims against Foresite Capital Management, LLC and Dr. Rothberg, and unjust enrichment claims against all defendants related to the Business Combination. The Delaware Stockholder Litigation complaint alleges that the transactions contemplated by the Business Combination were a product of an unfair process which was allegedly impacted by conflicts of interest, resulting in mispricing of the Business Combination. The complaint seeks, among other things, unspecified damages and attorneys’ fees and costs. As of May 15, 2025, the parties were working through various motions associated with the case and no trial date has been set. Quantum-Si, as part of the Business Combination, had previously agreed to indemnify certain of the defendants related to actions such as the Delaware Stockholder Litigation to the extent allowable by law. There is no assurance that defendants will be successful in the defense of the litigation or that insurance will be available or adequate to fund any potential settlement or judgment or the litigation costs of the action. Further, since the Quantum-Si has indemnified certain of the defendants to the extent allowable by law, there is no guarantee that insurance available to Quantum-Si will be available or adequate to fund any potential settlement or judgment or related costs associated with the indemnified parties. At the time of this filing, the outcome of this matter is not estimable or probable.
In April 2023, the Company informed the contract manufacturer that had manufactured the Platinum and another development product, Carbon™, that it intended to wind down the relationship and transition to a different contract manufacturer. In October 2023, the former contract manufacturer filed a complaint against the Company in the State of Texas alleging breach of contract and made claims for economic damage and attorney costs. In January 2024, the suit was withdrawn and refiled in the State of Minnesota alleging similar claims. The Company denied all liability and countersued alleging claims of negligence. In February 2025, the court ordered mandatory non-binding settlement conference to take place on June 27, 2025. Although it is not possible to determine the potential financial exposure associated with the alleged claim at this time given its early stage, the Company believes it has a meritorious defense and intends to vigorously defend against all claims asserted in the complaint. At the time of this filing, the outcome of this matter is not estimable or probable.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with (i) the unaudited Condensed Consolidated Financial Statements and notes thereto contained in this Quarterly Report on Form 10-Q, (ii) the Consolidated Financial Statements and notes thereto for the year ended December 31, 2024 contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2025, and (iii) our other public reports filed with the SEC. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” or “Quantum-Si” are intended to mean the business and operations of Quantum-Si Incorporated and its consolidated subsidiaries. The unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2025 and 2024 present the financial position and results of operations of Quantum-Si Incorporated and its consolidated subsidiaries.
Overview
We are a life sciences company focused on proteomics research, with the mission of transforming single-molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell. We have developed a proprietary universal single-molecule detection platform that we are applying to proteomics to enable Next-Gen Protein SequencingTM (“NGPS”), to sequence proteins in a massively parallel fashion (rather than sequentially, one at a time), which can also be used for the study of nucleic acids. We believe that the ability to sequence proteins in a massively parallel fashion and offer a fast analysis time provides NGPS with the potential to unlock significant biological information through improved resolution and unbiased access to the proteome at a speed and scale that is not available today. Traditionally, proteomic workflows to sequence proteins required days or weeks to complete. Our platform includes our Platinum NGPS instrument, Platinum Analysis Software, and consumable kits for use with our Platinum line of instruments. In 2021, we introduced our Platinum early access program to sites with participation from leading academic centers and key industry partners. The early access program introduced the Platinum single-molecule sequencing system to key opinion leaders across the globe for both expansion and development of applications and workflows. We began a controlled launch of the Platinum instrument and started to take orders in December 2022, and subsequently began a controlled commercial launch of Platinum in January 2023, and then moved to a full commercial launch of Platinum beginning the second quarter of 2024. In January 2025, we announced the launch of our Platinum Pro benchtop sequencer. First shipments of Platinum Pro occurred in March 2025.
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
Restructuring
In November 2024, we announced that we committed to an organizational restructuring program designed to streamline and focus our overall corporate resources, as well as align required resources to focus on future product development objectives, including our recently announced Proteus™ platform. As a result, we terminated approximately 23% of our 187 employee workforce. In connection with the restructuring, we recognized one-time cash charges related to severance and other benefits of approximately $2.3 million in the fourth quarter of 2024. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring. Our restructuring activities were complete as of December 31, 2024 and we do not expect to incur additional charges associated with these activities. For further information regarding our restructuring activities, please refer to Note 13. Restructuring.
Equity Transaction
On January 3, 2025, we entered into a securities purchase agreement with certain institutional investors pursuant to which we agreed to issue and sell, in a registered direct offering (the “Registered Direct Offering”) an aggregate of 15,625,000 shares of our Class A common stock at a price of $3.20 per share. The gross proceeds from the Registered Direct Offering were $50.0 million. After deducting estimated placement agents’ fees and other offering expenses payable by the Company, net proceeds recorded during the three months ended March 31, 2025 were approximately $46.8 million.
For further information regarding our equity transaction, please refer to the Liquidity Outlook section below.
Results of Operations for the Three Months Ended March 31, 2025 as Compared to the Three Months Ended March 31, 2024
The following table presents the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three months ended March 31,
	2025	2024	$ Change	% Change
Revenue:
Product	$808	$428	$380	88.8%
Service	34	29	5	17.2%
Total revenue	842	457	385	84.2%

Cost of revenue
Product	337	170	167	98.2%
Service	19	18	1	5.6%
Total cost of revenue	356	188	168	89.4%

Gross profit	486	269	217	80.7%

Operating expenses:
Research and development	13,717	12,101	1,616	13.4%
Selling, general and administrative	11,881	11,528	353	3.1%
Total operating expenses	25,598	23,629	1,969	8.3%
Loss from operations	(25,112)	(23,360)	(1,752)	7.5%
Dividend and interest income	2,547	3,574	(1,027)	(28.7)%
Change in fair value of warrant liabilities	3,401	319	3,082	966.1%
Other expense, net	(14)	(7)	(7)	100.0%
Loss before provision for income taxes	(19,178)	(19,474)	296	(1.5)%
Provision for income taxes	(11)	—	(11)	nm(1)
Net loss	$(19,189)	$(19,474)	$285	(1.5)%
(1) “nm” indicates amount is not meaningful.
Revenue, Cost of Revenue and Gross Profit
Revenue is derived from sales of products and services. Product revenue is generated from the following sources: (i) sales of our Platinum line of instruments, (ii) consumables kits, including library preparation kits, sequencing kit (which includes sequencing reagents and semiconductor chips), and other related reagent kits, and (iii) freight revenue, which is recognized upon shipment. Service revenue is generated from service maintenance contracts including Platinum Analysis Software access, and advanced training for instrument use.
Cost of revenue primarily consists of product and service costs including material costs, personnel costs and benefits, inbound and outbound freight, packaging, warranty replacement costs, royalty costs, facilities costs, depreciation and amortization expense, and inventory write-offs.
Revenue, Cost of revenue and Gross profit for the three months ended March 31, 2025 and 2024 are as follows (dollars in thousands):

	Three months ended March 31,
	2025	2024	$ Change	% Change
Revenue:
Product	$808	$428	$380	88.8%
Service	34	29	5	17.2%
Total revenue	842	457	385	84.2%

Cost of revenue
Product	337	170	167	98.2%
Service	19	18	1	5.6%
Total cost of revenue	356	188	168	89.4%

Gross profit	$486	$269	$217	80.7%
Gross profit margin	57.7%	58.9%
Total revenue for the sale of Platinum line of instruments, related reagent kits and service maintenance contracts increased $0.4 million, or 84.2%, for the three months ended March 31, 2025, as compared to the same period in 2024. The increase in revenue was due to higher sales volumes of instruments and consumables as we continue to improve our commercial sales execution.
Total cost of revenue increased $0.2 million, or 89.4%, for the three months ended March 31, 2025, as compared to the same period in 2024. The increase in cost of revenue is in line with the increase in year-over-year revenue.
Gross profit increased $0.2 million, or 80.7%, for the three months ended March 31, 2025, as compared to the same period in 2024.

Gross profit margin was 57.7% for the three months ended March 31, 2025, as compared to 58.9% for the same period in 2024. This change in margin was primarily based on the mix of products sold during each period and includes approximately a 7% and 10% benefit for the three months ended March 31, 2025 and 2024, respectively, for inventory utilized that was carried at low or no value that predates the commercial launch of our Platinum line of instruments. Our gross profit margin will continue to be impacted by this utilized inventory and has also been impacted and may continue to be impacted by inventory acquisition costs. We expect gross profit margin to be variable for the foreseeable future as we work through our continued commercialization efforts.
We began a controlled launch of the Platinum instrument and started to take orders in December 2022, and subsequently began a controlled commercial launch of Platinum in January 2023, and then moved to a full commercial launch of Platinum beginning in the second quarter of 2024. In January 2025, we announced the launch of our Platinum Pro benchtop sequencer. First shipments of Platinum Pro occurred in March 2025.
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
Research and development expenses for the three months ended March 31, 2025 and 2024 are as follows (dollars in thousands):

	Three months ended March 31,
	2025	2024	$ Change	% Change
Research and development	$13,717	$12,101	$1,616	13.4%
Research and development expenses increased by $1.6 million, or 13.4%, for the three months ended March 31, 2025, when compared to the same period in 2024. This increase was primarily due to a $1.7 million increase in fabrication and outsourced services, a $0.2 million increase in professional services and consulting fees and a $0.3 million net increase in other research and development expenses. These increases were partially offset by a $0.4 million decrease in payroll and payroll related costs and a $0.2 million decrease in laboratory supplies expense. In general, our research and development expenses have increased as we continue development on our recently announced Proteus platform.
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of personnel costs and benefits, stock-based compensation, patent and filing fees, consulting and professional services, legal and accounting services, facilities costs, depreciation and amortization expense, insurance and office expenses, product advertising and marketing.
Selling, general and administrative expenses for the three months ended March 31, 2025 and 2024 are as follows (dollars in thousands):

	Three months ended March 31,
	2025	2024	$ Change	% Change
Selling, general and administrative	$11,881	$11,528	$353	3.1%
Selling, general and administrative expenses increased $0.4 million, or 3.1%, for the three months ended March 31, 2025, when compared to the same period in 2024. This increase was primarily due to a $1.0 million increase in payroll and payroll related costs, which includes a $0.6 million increase in stock-based compensation expense. The remaining $0.4 million increase in payroll and payroll-related expenses includes a $0.6 million increase related to investments made in commercial operations offset by a $0.2 million reduction in general and administrative payroll and payroll related costs. These increases were partially offset by a $0.2 million decrease in legal fees, a $0.2 million decrease in depreciation and $0.3 million net decrease in other selling, general and administrative expenses.
Dividend and Interest Income
For the three months ended March 31, 2025 and 2024, dividend and interest income is derived primarily from fixed income securities and money market mutual funds.
Dividend and interest income for the three months ended March 31, 2025 and 2024 are as follows (dollars in thousands):

	Three months ended March 31,
	2025	2024	$ Change	% Change
Dividend and interest income	$2,547	$3,574	$(1,027)	(28.7)%
Dividend and interest income decreased by $1.0 million, or 28.7% for the three months ended March 31, 2025, as compared to the same period in 2024. This decrease was a result of lower market interest rates on invested capital.

Change in Fair Value of Warrant Liabilities
Warrant liabilities were recorded at fair value as part of the Business Combination. Change in fair value of warrant liabilities primarily consists of the change in the fair value of our Public Warrants and Private Warrants.
Change in warrant liabilities for the three months ended March 31, 2025 and 2024 is as follows (dollars in thousands):

	Three months ended March 31,
	2025	2024	$ Change	% Change
Change in fair value of warrant liabilities	$3,401	$319	$3,082	966.1%
For the three months ended March 31, 2025, we recognized $3.4 million of income from the decrease in the fair value of warrant liabilities as compared to $0.3 million of income from the decrease in the fair value of warrant liabilities for the same period in 2024, an increase of $3.1 million, or 966.1%. These decreases in warrant value were primarily driven by the change in the underlying trading price of our Class A common stock during the periods reported.
Other Expense, Net
Other expense, net, typically consists of currency revaluations and income from credit card cash rewards programs. Other expense, net, for the three months ended March 31, 2025 and 2024 is as follows (dollars in thousands):

	Three months ended March 31,
	2025	2024	$ Change	% Change
Other expense, net	$(14)	$(7)	$(7)	100.0%
Other expense, net, decreased for the three months ended March 31, 2025 as compared to the same period in 2024.
Liquidity and Capital Resources
The following table presents a summary of our condensed consolidated cash flows for operating, investing, and financing activities for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Net cash used in operating activities	$(26,154)	$(23,208)
Net cash used in investing activities	(34,174)	(57,428)
Net cash provided by (used in) financing activities	48,374	(56)
Effect of exchange rate changes on cash and cash equivalents	6	(5)
Net decrease in cash and cash equivalents	$(11,948)	$(80,697)
Net cash used in operating activities
For the three months ended March 31, 2025, net cash used in operating activities of $26.2 million was primarily due to a net loss of $19.2 million resulting from continued spend on research and development and commercialization efforts, net changes in operating assets and liabilities of $6.1 million, a change in fair value of warrant liabilities of $3.4 million, primarily driven by the change in the underlying trading price of our Class A common stock, and accretion on marketable securities of $2.1 million partially offset by stock-based compensation of $2.4 million, depreciation and amortization of $0.9 million and write-downs of inventory of $0.7 million.
For the three months ended March 31, 2024, net cash used in operating activities of $23.2 million was primarily due to a net loss of $19.5 million resulting from continued spend on research and development and commercialization efforts, net changes in operating assets and liabilities of $5.2 million and accretion on marketable securities of $2.1 million partially offset by stock-based compensation of $1.6 million and depreciation and amortization of $1.1 million.
Net cash used in investing activities

For the three months ended March 31, 2025, net cash used in investing activities was $34.2 million compared to net cash used in investing activities of $57.4 million for the same period in 2024. This decrease in cash used was primarily due to a $64.3 million increase in cash provided by the sales and maturities of marketable securities partially offset by an increase in cash used to purchase marketable securities of $40.8 million.
Net cash provided by (used in) financing activities
For the three months ended March 31, 2025, net cash provided by financing activities was $48.4 million compared to cash used of $0.1 million for the same period in 2024. This increase in cash provided was due to $46.8 million of net proceeds from the Registered Direct Offering and $1.6 million of proceeds from the exercise of stock options. Further information regarding the Registered Direct Offering can be found below.
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
As of March 31, 2025, we had cash and cash equivalents and investments in marketable securities totaling $232.6 million. Our future capital requirements may vary from those currently planned and will depend on various factors including the pace and success of product commercialization.
Our ongoing commercialization of our Platinum line of instruments as well as our continuing research and development efforts to enhance our instruments may require an accelerated amount of spending to enhance the sales and marketing teams, continue to drive development, and build inventory. Other factors that could accelerate cash needs include: (i) delays in achieving scientific and technical milestones, (ii) unforeseen capital expenditures and fabrication costs related to manufacturing for commercialization, (iii) changes we may make in our business or commercialization strategy, (iv) costs of running a public company, (v) other items affecting our forecasted level of expenditures and use of cash resources, including potential acquisitions, and (vi) increased product and service costs.
On August 11, 2023, we filed a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which became effective on August 22, 2023, covering the offering of Class A common stock, preferred stock, debt securities, warrants, rights and units.
On December 11, 2024, we entered into an Equity Distribution Agreement (the “Sales Agreement”) with Canaccord Genuity LLC (“Canaccord”) to sell shares of our Class A common stock, par value $0.0001, having an aggregate offering price of up to $75.0 million, from time to time through an “at-the-market” offering program under which Canaccord will act as sales agent. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the EDA. The ATM Offering is being made pursuant to our shelf registration and a prospectus supplement related to the ATM Offering dated December 11, 2024. During the year ended December 31, 2024, we sold and issued 23,425,650 shares of our Class A common stock under the ATM Offering, resulting in gross proceeds of $36.2 million. Net proceeds were $34.8 million after commissions and issuance costs of $1.4 million. We sold no shares of our Class A common stock under the ATM Offering for the three months ended March 31, 2025.
On January 3, 2025, we entered into a securities purchase agreement with certain institutional investors pursuant to which we agreed to issue and sell, in a registered direct offering (the “Registered Direct Offering”) an aggregate of 15,625,000 shares of our Class A common stock at a price of $3.20 per Share. The gross proceeds from the Registered Direct Offering were $50.0 million. After deducting estimated placement agents’ fees and other offering expenses payable by the Company, net proceeds recorded during the three months ended March 31, 2025 were approximately $46.8 million.
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
Contractual Obligations
We lease certain facilities and equipment under noncancellable lease agreements that expire at various dates through 2032. As of March 31, 2025, future lease payments, before adjustments for tenant incentives, were approximately $25.6 million.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements, as well as expenses incurred during the reporting periods. Our estimates are based on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about items not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Please refer to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 and Note 2. Summary of Significant Accounting Policies, in the accompanying notes to the Condensed Consolidated Financial Statements for a complete description of our significant accounting policies.
Recently Issued Accounting Pronouncements
Please refer to Note 2. Summary of Significant Accounting Policies, in the accompanying notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations.
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
Interest rate risk

As of March 31, 2025, our marketable securities are comprised primarily of investments in money market funds backed by U.S. government issued securities, U.S. Treasury bills, and high-quality corporate commercial paper. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Based on the short-term nature of our holdings, future interest rate changes are not expected to have a material impact on our marketable securities.
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
Disclosure controls and procedures are controls and other procedures designed to ensure information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
From time to time, the Company is engaged in legal proceedings in the ordinary course of business. For further information on the Company’s legal proceedings, please refer to Note 17. Commitments and Contingencies, in the notes to the Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
Our business, results of operations, financial condition and cash flows are subject to various risks and uncertainties including the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 3, 2025, and the risk factor described below.

Our use of artificial intelligence and machine learning is subject to evolving laws and regulations and risks associated with unauthorized use, and may not result in the competitive advantages desired, all of which could expose us to competitive risk and legal liability.

We use artificial intelligence, machine learning and automated decision-making technologies (“AI”) to assist in the performance, efficiency, and speed of various functions at the Company, including, but not limited to, general and administrative activities and research and development.

The regulatory framework for AI is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations for areas including but not limited to consumer protection and transparency, bias and discrimination, intellectual property, employment and use in regulated healthcare devices. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of AI at the Company. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. Further, the unauthorized use of AI tools can result in the exposure of sensitive data, including our intellectual property or trade secrets or the personal information of our employees, customers, or other business partners to unauthorized persons or to the public.

There can be no assurance that we will realize the desired or anticipated benefits from AI, or any at all. Our use of AI could result in additional compliance costs, regulatory investigations and actions, and lawsuits; and If as a result, we are unable to use AI, it could make our business less efficient, result in competitive disadvantages, and our business, financial condition, results of operations and cash flows could be adversely affected.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.    OTHER INFORMATION.
10b5-1 Trading Arrangements
During the quarter ended March 31, 2025, no officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

QUANTUM-SI INCORPORATED

Date: May 15, 2025	By:	/s/ Jeffrey Hawkins
Jeffrey Hawkins
President and Chief Executive Officer

Date: May 15, 2025	By:	/s/ Jeffry Keyes
Jeffry Keyes
Chief Financial Officer and Treasurer