Form 10-Q
period 2025-06-30
Quantum-Si Inc
filed 2025-08-05
CIK 1816431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2025, the registrant had 182,557,698 shares of Class A common stock outstanding and 19,937,500 shares of Class B common stock outstanding.

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
These forward-looking statements are based on information available as of the date of this report and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and in other filings that we make with the Securities and Exchange Commission. The risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$22,188	$49,241
Marketable securities	192,023	160,362
Accounts receivable, net of allowance of $140 and $124, respectively	917	1,333
Legal settlement insurance receivable	4,638	-
Inventory	3,903	4,067
Prepaid expenses and other current assets	2,805	3,006
Total current assets	226,474	218,009
Property and equipment, net	15,340	15,993
Operating lease right-of-use assets	11,782	13,061
Other assets	810	808
Total assets	$254,406	$247,871
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,234	$1,931
Accrued payroll and payroll-related costs	3,440	5,331
Accrued contracted services	2,193	2,379
Accrued legal settlement liability	8,000	—
Accrued expenses and other current liabilities	3,780	4,848
Warrant liabilities, current	2,589	—
Current portion of operating lease liabilities	1,783	3,698
Total current liabilities	24,019	18,187
Warrant liabilities, non-current	—	4,995
Operating lease liabilities	9,359	9,250
Other long-term liabilities	45	19
Total liabilities	33,423	32,451
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A Common stock, $0.0001 par value; 600,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 164,357,534 and 146,953,271 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	16	16
Class B Common stock, $0.0001 par value; 27,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 19,937,500 shares issued and outstanding as of June 30, 2025 and December 31, 2024	2	2
Additional paid-in capital	865,671	811,998
Accumulated other comprehensive (loss) income	(40)	45
Accumulated deficit	(644,666)	(596,641)
Total stockholders’ equity	220,983	215,420
Total liabilities and stockholders’ equity	$254,406	$247,871
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue:
Product	$558	$584	$1,366	$1,012
Service	33	38	67	67
Total revenue	591	622	1,433	1,079

Cost of revenue:
Product	230	249	567	419
Service	10	19	29	37
Total cost of revenue	240	268	596	456

Gross profit	351	354	837	623

Operating expenses:
Research and development	15,213	14,381	28,930	26,482
Selling, general and administrative	11,896	12,424	23,777	23,952
Legal settlement expense, net of insurance proceeds	3,362	—	3,362	—
Total operating expenses	30,471	26,805	56,069	50,434
Loss from operations	(30,120)	(26,451)	(55,232)	(49,811)
Dividend and interest income	2,312	2,887	4,859	6,461
Change in fair value of warrant liabilities	(994)	477	2,407	796
Other expense, net	(14)	(12)	(28)	(19)
Loss before provision for income taxes	(28,816)	(23,099)	(47,994)	(42,573)
Provision for income taxes	(20)	—	(31)	—
Net loss	$(28,836)	$(23,099)	$(48,025)	$(42,573)

Net loss per common share attributable to common stockholders, basic and diluted	$(0.16)	$(0.16)	$(0.26)	$(0.30)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	183,625	141,939	182,968	141,856

Other comprehensive (loss) income:
Net unrealized (loss) gain on marketable securities, net of tax	$(54)	$28	$(107)	$—
Foreign currency translation adjustment	16	(2)	22	(7)
Total other comprehensive (loss) gain, net of tax	(38)	26	(85)	(7)
Comprehensive loss	$(28,874)	$(23,073)	$(48,110)	$(42,580)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2024	146,953,271	$16	19,937,500	$2	$811,998	$45	$(596,641)	$215,420
Common stock issued upon exercise of stock options	623,834	—	—	—	1,600	—	—	1,600
Common stock issued upon vesting of restricted stock units	358,511	—	—	—	—	—	—	—
Common stock issued from direct equity offering, net of fees and issuance costs	15,625,000	—	—	—	46,774	—	—	46,774
Stock-based compensation	—	—	—	—	2,362	—	—	2,362
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	(53)	—	(53)
Foreign currency translation	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(19,189)	(19,189)
Balance - March 31, 2025	163,560,616	$16	19,937,500	$2	$862,734	$(2)	$(615,830)	$246,920
Common stock issued upon exercise of stock options	24,583	—	—	—	41	—	—	41
Common stock issued upon vesting of restricted stock units	772,335	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,896	—	—	2,896
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	(54)	—	(54)
Foreign currency translation	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	(28,836)	(28,836)
Balance - June 30, 2025	164,357,534	$16	19,937,500	$2	$865,671	$(40)	$(644,666)	$220,983

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive (loss) gain	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2023	121,832,417	$12	19,937,500	$2	$767,239	$—	$(495,634)	$271,619
Common stock issued upon vesting of restricted stock units	46,572	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,645	—	—	1,645
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	(28)	—	(28)
Refund of issuance costs	—	—	—	—	14	—	—	14
Foreign currency translation	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(19,474)	(19,474)
Balance - March 31, 2024	121,878,989	$12	19,937,500	$2	$768,898	$(33)	$(515,108)	$253,771
Common stock issued upon exercise of stock options	96,069	—	—	—	136	—	—	136
Common stock issued upon vesting of restricted stock units	407,274	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,426	—	—	2,426
Net unrealized gain on marketable securities, net of tax	—	—	—	—	—	28	—	28
Foreign currency translation	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(23,099)	(23,099)
Balance - June 30, 2024	122,382,332	$12	19,937,500	$2	$771,460	$(7)	$(538,207)	$233,260

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(48,025)	$(42,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,108	2,448
Non-cash lease expense	1,279	1,190
Accretion on marketable securities	(4,263)	(4,323)
Loss on disposal of fixed assets	15	—
Write-down of inventory	997	1,567
Change in fair value of warrant liabilities	(2,407)	(796)
Stock-based compensation	5,258	4,071
Other	—	22
Changes in operating assets and liabilities:
Accounts receivable, net	416	(230)
Legal settlement insurance receivable	(4,638)	—
Inventory	(766)	(1,748)
Prepaid expenses and other current assets	186	886
Accounts payable	46	(105)
Accrued expenses and other current liabilities	(2,777)	(518)
Accrued legal settlement liability	8,000	—
Other long-term liabilities	26	(1,656)
Operating lease liabilities	(1,806)	4
Net cash used in operating activities	(46,351)	(41,761)
Cash flows from investing activities:
Purchases of property and equipment	(1,634)	(2,173)
Internally developed software - capitalized costs	—	(59)
Purchases of marketable securities	(191,605)	(208,788)
Sales and maturities of marketable securities	164,100	178,400
Net cash used in investing activities	(29,139)	(32,620)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,641	136
Proceeds from issuance of common stock from direct equity offering, net of fees and issuance costs	46,774	—
Deferred offering costs	—	(70)
Refund of issuance costs	—	14
Net cash provided by financing activities	48,415	80
Effect of exchange rate changes on cash and cash equivalents	22	(7)
Net decrease in cash and cash equivalents	(27,053)	(74,308)
Cash and cash equivalents at beginning of period	49,241	133,860
Cash and cash equivalents at end of period	$22,188	$59,552
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$108
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchased but not paid	$440	$280
Deferred offering costs payable	$—	$75
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
Liquidity and Capital Resources
The Company has historically financed its operations primarily with proceeds from the issuance of equity to private investors, as well as with the proceeds received from the closing of the Business Combination. The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $644.7 million as of June 30, 2025. The Company has incurred significant operating losses, including net losses of $48.0 million and $42.6 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had cash, cash equivalents and investments in marketable securities of $214.2 million. Management believes that the Company’s current cash, cash equivalents and marketable securities, together with revenue from the sales of its products and services, will be sufficient to fund its planned operations for at least the next twelve months from the date of the issuance of the accompanying Condensed Consolidated Financial Statements.
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

Although the Company has not been significantly impacted by geopolitical conflicts throughout the world, the Company has experienced some constraints in product and material availability and increasing costs required to obtain some materials and supplies as a result of these conflicts on the global economy. To date, the business has not been materially impacted by these conflicts, however, as the conflicts continue or worsen, it may impact the business, financial condition, results of operations and cash flows.
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
In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all normal recurring adjustments necessary to fairly state the financial position, results of operations, and cash flows for the interim periods. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2025, or any other period.
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

Recently Issued Accounting Pronouncements
In May 2025, the FASB issued ASU 2025-04, Compensation-Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. This standard aims to reduce diversity in practice and improve the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. The ASU is effective for fiscal years beginning after December 15, 2026 with early adoption permitted. The ASU is to be applied on a retrospective or modified retrospective basis. The Company is currently evaluating the impact ASU 2025-04 may have on its Consolidated Financial Statements and disclosures.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. This standard clarifies the guidance in determining the acquirer in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. This guidance is effective for fiscal years beginning after December 15, 2026 with early adoption permitted. The ASU is required to be applied prospectively to any acquisition transaction that occurs after the initial application date. ASU 2025-03 does not currently have an impact on the Consolidated Financial Statements and disclosures however, the Company will continue to monitor for any future impact ASU 2025-03 may have on its Consolidated Financial Statements and disclosures.
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
Note 3. Investments in Marketable Securities
As of June 30, 2025 and December 31, 2024, the Company’s investments in marketable securities were determined to be available-for-sale securities.
Dividend and interest income from marketable securities related to the Company’s available-for-sale securities for the three and six months ended June 30, 2025 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Dividend income from marketable securities	$155	$368	$376	$1,343
Interest income from marketable securities	$2,157	$2,519	$4,483	$5,118

The following is a summary of the Company’s available-for-sale securities recorded within Marketable securities on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Amortized Costs	Gross Realized Net Losses	Gross Unrealized Net Losses	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$87,518	$—	$(6)	$87,512
Commercial paper	104,543	—	(32)	104,511
Total	$192,061	$—	$(38)	$192,023

	December 31, 2024
	Amortized Costs	Gross Realized Net Gains	Gross Unrealized Net Gains	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$108,047	$—	$63	$108,110
Commercial paper	52,243	—	9	52,252
Total	$160,290	$—	$72	$160,362
The fair values of the Company’s available-for-sale securities included within Marketable securities on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, by remaining contractual maturity, are as follows (in thousands):

	June 30, 2025
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$87,512	$—	$—	$87,512
Commercial paper	104,511	—	—	104,511
Total	$192,023	$—	$—	$192,023

	December 31, 2024
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$108,110	$—	$—	$108,110
Commercial paper	52,252	—	—	52,252
Total	$160,362	$—	$—	$160,362

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
The carrying value of cash and cash equivalents, accounts payable and accrued expenses and other current liabilities approximates their fair values due to the short-term or on demand nature of these instruments. As of June 30, 2025 and December 31, 2024, the Company’s investment portfolio included available-for-sale securities which were comprised of money market funds, U.S. Treasury bills and commercial paper. The Company has U.S. Treasury bills and commercial papers that are classified as Level 2 due to the fair value for these instruments being determined by utilizing observable inputs in similar assets or identical assets in non-active markets. The fair value of certain of the U.S. Treasury bills transferred to Level 2 from Level 1 of the fair value hierarchy due to trading activity, observability and accessibility of the pricing information from the most active market of the investment.
Warrants are recorded as Warrant liabilities, current and Warrant liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented as Change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The Public Warrants and Private Warrants were carried at fair value as of June 30, 2025 and December 31, 2024. The Public Warrants were valued using Level 1 inputs as they are traded in an active market. The Private Warrants were valued using a binomial lattice model. The primary unobservable input utilized in determining the fair value of the Private Warrants was the expected volatility of the Company’s Class A common stock. The expected volatility was based on consideration of the implied volatility from the Company’s own Public Warrant pricing and on the historical volatility observed at guideline public companies. As of June 30, 2025, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 202.7%, (ii) risk-free interest rate of 4.0%, (iii) strike price of $11.50, (iv) fair value of Class A common stock of $1.96, and (v) expected life of 0.9 years. As of December 31, 2024, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 194.3%, (ii) risk-free interest rate of 4.2%, (iii) strike price of $11.50, (iv) fair value of Class A common stock of $2.70, and (v) expected life of 1.4 years.
There were no exercises or redemptions of the Public Warrants or Private Warrants during the three and six months ended June 30, 2025 and 2024.
The following table summarizes the Company’s assets and liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$20,224	$—	$—	$20,224
Commercial paper	—	—	—	—
Marketable securities:
U.S. Treasury securities	—	87,512	—	87,512
Commercial paper	—	104,511	—	104,511
Total assets at fair value on a recurring basis	$20,224	$192,023	$—	$212,247

Liabilities:
Public Warrants	$2,492	$—	$—	$2,492
Private Warrants	—	—	97	97
Total liabilities at fair value on a recurring basis	$2,492	$—	$97	$2,589

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$20,340	$—	$—	$20,340
U.S. Treasury securities	16,919	—	—	16,919
Marketable securities:
U.S. Treasury securities	—	108,110	—	108,110
Commercial paper	—	52,252	—	52,252
Total assets at fair value on a recurring basis	$37,259	$160,362	$—	$197,621

Liabilities:
Public Warrants	$4,792	$—	$—	$4,792
Private Warrants	—	—	203	203
Total liabilities at fair value on a recurring basis	$4,792	$—	$203	$4,995
Note 5. Inventory
Inventory consists of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$1,036	$1,290
Work in progress	2,009	2,212
Finished goods	858	565
Total inventory	$3,903	$4,067
Charges recorded for inventory write-downs included in Research and development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss were $0.2 million and $1.0 million for the three months ended June 30, 2025 and 2024, respectively, and $0.7 million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively.

Charges recorded for inventory write-downs included in Cost of revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss were $0.1 million and immaterial for the three months ended June 30, 2025 and 2024, respectively, and $0.3 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively.
Note 6. Property and Equipment, Net
Property and equipment, net, consists of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Laboratory and production equipment	$14,149	$13,412
Computer equipment	1,693	1,724
Purchased software	57	57
Furniture and fixtures	318	321
Leasehold improvements	11,635	7,226
Construction in process	1,565	4,960
Subtotal	29,417	27,700
Less: Accumulated depreciation and amortization	(14,077)	(11,707)
Property and equipment, net	$15,340	$15,993
Depreciation and amortization expense is included within Cost of revenue, Research and development and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Depreciation and amortization expense was $1.2 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively, and $2.1 million and $2.4 million for the six months ended June 30, 2025 and 2024, respectively. No impairments were recorded for the three and six months ended June 30, 2025 and 2024.
Note 7. Leases
Lease-related costs for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating lease cost	$864	$864	$1,728	$1,728
Variable lease cost	439	392	823	828
Total lease cost	$1,303	$1,256	$2,551	$2,556

Future minimum lease payments under non-cancellable leases as of June 30, 2025 are as follows (dollars in thousands):

Remaining Lease Payments
Remainder of 2025	$2,272
2026	4,585
2027	4,549
2028	2,975
2029	2,806
Thereafter	7,247
Total remaining undiscounted lease payments	$24,434
Less: Imputed interest	(4,188)
Less: Lease incentives(1)	(9,104)
Total lease liabilities	11,142
Less: current portion	(1,783)
Long-term operating lease liabilities	$9,359
Weighted-average remaining lease term (in years)	5.1
Weighted-average discount rate	7.9%
(1)Includes lease incentives estimated to be realized in 2026 and 2027 for the costs of leasehold improvements.
The following table provides certain cash flow and supplemental cash flow information related to the Company’s lease liabilities for the six months ended June 30, 2025 and 2024 (in thousands):

	Six months ended June 30,
	2025	2024
Operating cash paid to settle operating lease liabilities	$2,254	$2,196
As of both June 30, 2025 and December 31, 2024, the Company incurred and recognized total leasehold improvements of approximately $1.2 million related to reimbursable construction costs which are included in construction in progress within Property and equipment, net, on the Condensed Consolidated Balance Sheets.
Note 8. Accrued Expenses and Other Current Liabilities
As of June 30, 2025 and December 31, 2024, Accrued expenses and other current liabilities included on the Condensed Consolidated Balance Sheets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Legal fees	$1,592	$2,166
Sales tax payable	1,378	1,339
Restructuring costs	289	679
Deferred revenue	99	189
Royalties	156	150
Other	266	325
Total accrued expenses and other current liabilities	$3,780	$4,848
Note 9. Equity Transactions
Registered Direct Offering

On January 3, 2025, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “January 2025 Registered Direct Offering”) an aggregate of 15,625,000 shares of the Company’s Class A common stock at a price of $3.20 per share. The gross proceeds to the Company from the January 2025 Registered Direct Offering were $50.0 million. After deducting estimated placement agents’ fees and other offering expenses payable by the Company, net proceeds recorded as of June 30, 2025 were approximately $46.8 million.
Preferred Stock
As of June 30, 2025 and December 31, 2024, the Company had authorized 1,000,000 shares of preferred stock at $0.0001 par value per share. There were no preferred shares outstanding for both periods.
Preferred stock may be issued from time to time in one or more series. Any shares of preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law.
Note 10. Stock-based Compensation
Equity Incentive Plan
The Quantum-Si Incorporated 2021 Equity Incentive Plan (the “2021 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2021 Plan. As of June 30, 2025, there were 13,134,075 shares available for future grant under the 2021 Plan.
Inducement Equity Incentive Plan
On May 8, 2023, the Company adopted the 2023 Inducement Equity Incentive Plan (the “2023 Inducement Plan”) to reserve 3,000,000 shares of its Class A common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. On August 23, 2024, the Company amended the 2023 Inducement Plan to reserve an additional 3,000,000 shares of its Class A common stock under the 2023 Inducement Plan. The terms and conditions of the 2023 Inducement Plan, as amended, are substantially similar to those of the 2021 Plan. As of June 30, 2025, there were 1,562,494 shares available for future issuance under the 2023 Inducement Plan, as amended.
Stock Options
The Company granted participants an aggregate of 1,134,855 and 1,166,855 stock option awards during the three and six months ended June 30, 2025, respectively, with vesting subject to the participant’s continued employment with or continued service provided to the Company through the applicable vesting dates. During both the three and six months ended June 30, 2024, the Company granted an aggregate of 1,547,306 stock option awards to participants with vesting subject to the participant’s continued employment with or continued service provided to the Company through the applicable vesting dates.
The Company recorded $1.7 million and $1.8 million for stock-based compensation related to stock options for the three months ended June 30, 2025 and 2024, respectively, and $3.2 million and $3.1 million for stock-based compensation related to stock options for the six months ended June 30, 2025 and 2024, respectively.
The fair value of each stock option award granted during the six months ended June 30, 2025 was estimated as of the grant date using a Black-Scholes model with the following assumptions:

Six months ended June 30, 2025
Expected term (in years)	4.6 - 5.5
Risk-free interest rate	4.4%
Expected volatility	107.4% - 114.0%
Expected dividend yield	—
Weighted average grant date fair value per share	$1.15 - $1.88
A summary of the stock option activity for the six months ended June 30, 2025 is presented in the table below:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	20,803,142	$2.61	7.8	$11,507
Granted	1,166,855	1.44
Exercised	(648,417)	2.53
Forfeited	(630,135)	3.75
Outstanding at June 30, 2025	20,691,445	$2.51	7.5	$3,669
Options exercisable at June 30, 2025	10,305,351	$3.03	6.7	$1,100
Vested and expected to vest at June 30, 2025	18,307,712	$2.58	7.5	$3,079
As of June 30, 2025, total unrecognized stock-based compensation related to stock options was $9.5 million, which is expected to be recognized over a remaining weighted average vesting period of 1.9 years.
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
On March 15, 2024, the market conditions that trigger the vesting of these performance-based stock option awards were modified. The modified market conditions require the Company’s Class A common stock to trade above specified levels for certain defined periods of time that are different from the original awards. The Company accounted for the modifications as modifications of market conditions. The total incremental stock-based compensation expense to be recognized for these awards within Selling, general and administrative operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss is approximately $2.4 million. Incremental stock-based compensation expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively and $0.2 million for both the three and six months ended June 30, 2024.
Restricted Stock Units
The Company granted participants an aggregate of 77,270 and 8,181,743 restricted stock unit (“RSU”) awards during the three and six months ended June 30, 2025, respectively, with vesting subject to the participant’s continued employment with or continued service provided to the Company through the applicable vesting dates. During the three and six months ended June 30, 2024, the Company granted an aggregate of 923,209 and 6,329,373 RSU awards to participants with vesting subject to the participant’s continued employment with or continued service provided to the Company through the applicable vesting dates.

The Company recorded $1.3 million and $0.7 million for stock-based compensation related to RSU awards for the three months ended June 30, 2025 and 2024, respectively, and $2.1 million and $1.0 million for stock-based compensation related to RSU awards for the six months ended June 30, 2025 and 2024, respectively.
A summary of the RSU activity for the six months ended June 30, 2025 is presented in the table below:

	Number of Shares Underlying RSUs	Weighted Average Grant-Date Fair Value
Outstanding non-vested RSUs at December 31, 2024	7,179,009	$1.39
Granted	8,181,743	1.21
Vested	(1,130,846)	1.57
Forfeited	(393,945)	1.26
Outstanding non-vested RSUs at June 30, 2025	13,835,961	1.28
As of June 30, 2025, total unrecognized stock-based compensation related to restricted stock units was $16.7 million, which is expected to be recognized over the remaining weighted average vesting period of 3.3 years.
Stock-based compensation is allocated to Research and development and Selling, general and administrative operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 was allocated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Research and development	$810	$768	$1,406	$1,258
Selling, general and administrative	2,086	1,658	3,852	2,813
Total stock-based compensation	$2,896	$2,426	$5,258	$4,071
Note 11. Warrant Liabilities
Public Warrants
As of June 30, 2025 and December 31, 2024, there were an aggregate of 3,833,319 outstanding Public Warrants, which entitle the holder to acquire Class A common stock. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment as discussed below, beginning on September 9, 2021. The warrants will expire on June 10, 2026 or earlier upon redemption or liquidation.
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
The Public Warrants do not meet the criteria to be classified in stockholders’ equity as the exercise of the Public Warrants may be settled in cash upon the occurrence of a tender offer or exchange offer in which the maker of the tender offer or exchange offer, upon completion of the tender offer or exchange offer, beneficially owns more than 50% of the outstanding shares of the Company’s Class A common stock, even if it would not result in a change of control of the Company. This provision precludes the Public Warrants from being classified in equity and thus they are classified as current and long-term liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively.
Private Warrants
As of June 30, 2025 and December 31, 2024, there were 135,000 Private Warrants outstanding. The Private Warrants are identical to the Public Warrants, except that so long as they are held by HighCape Capital Acquisition LLC or any of its permitted transferees, (i) the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or saleable until 30 days after the completion of the Business Combination, (ii) the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and (iii) the Private Warrants are not subject to the Company’s redemption option at the price of $0.01 per warrant. The Private Warrants are subject to the Company’s redemption option at the price of $0.01 per warrant, provided that the other conditions of such redemption are met, as described above. If the Private Warrants are held by a holder other than HighCape Capital Acquisition LLC or any of its permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants.
The Private Warrants do not meet the criteria to be classified in stockholders’ equity as the terms of the warrants provide for potential changes to the settlement amounts depending upon the characteristics of the warrant holder, and, because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares. This provision precludes the Private Warrants from being classified in equity and thus they are classified as current and long-term liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025 and December 31, 2024, the combined fair value of warrant liabilities was $2.6 million and $5.0 million, respectively. The Company recognized a loss of $1.0 million and a gain of $0.5 million as a Change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2025 and 2024, respectively. The Company recognized gains of $2.4 million and $0.8 million as a Change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2025 and 2024, respectively. There were no exercises or redemptions of the Public Warrants or Private Warrants during the three and six months ended June 30, 2025 or 2024.
For further details regarding the warrant liabilities, please refer to Note 4. Fair Value of Financial Instruments.
Note 12. Net Loss Per Share
The Company presents both basic earnings per share (“EPS”) and diluted EPS. Basic and diluted net loss per share was the same for each period presented as the inclusion of all common share equivalents would have been anti-dilutive.
The following table presents the calculations for the three and six months ended June 30, 2025 and 2024 of basic and diluted net loss per share for the Company’s common stock (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator
Net loss	$(28,836)	$(23,099)	$(48,025)	$(42,573)
Numerator for basic and diluted EPS - loss attributable to common stockholders	$(28,836)	$(23,099)	$(48,025)	$(42,573)
Denominator
Common stock	183,625	141,939	182,968	141,856
Denominator for basic and diluted EPS - weighted-average common stock	183,625	141,939	182,968	141,856
Basic and diluted net loss per share	$(0.16)	$(0.16)	$(0.26)	$(0.30)
Net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. The following potential dilutive shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive for both the three and six months ended June 30, 2025 and 2024 (in thousands):

	Six months ended June 30, 2025
	2025	2024
Outstanding options to purchase common stock	20,691,445	22,987,156
Outstanding restricted stock units	13,835,961	6,369,699
Outstanding warrants	3,968,319	3,968,319
	38,495,725	33,325,174
Note 13. Restructuring
The Company committed to organizational restructurings during the fourth quarter of 2024, designed to decrease its costs and create a more streamlined organization to support its business. The Company expects total restructuring charges to be approximately $2.4 million. Restructuring liabilities were $0.3 million and $0.7 million as of June 30, 2025 and December 31, 2024, respectively. These liabilities are included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.
The Company’s restructuring costs, primarily for cash severance and other severance costs, are allocated to the following operating expense categories as follows (in thousands):

	Research and development	Selling, general and administrative	Total
Balance as of December 31, 2024	$513	$166	$679
Restructuring charges incurred(1)	134	—	134
Cash payments and other adjustments(1)	(346)	(142)	(488)
Balance as of March 31, 2025	301	24	325
Restructuring charges incurred(1)	178	—	178
Cash payments and other adjustments(1)	(190)	(24)	(214)
Balance as of June 30, 2025	$289	$—	$289
Current liabilities			$289
Long-term liabilities			—
Total liabilities as of June 30, 2025			$289

(1) Restructuring charges incurred and Cash payments and other adjustments include non-cash charges related to stock-based compensation expense and charges for cash severance and other severance costs, including health care coverage for a specified period of time after separation.
The Company’s restructuring activities were complete as of December 31, 2024. The Company does not expect to incur material additional charges associated with these activities.
Note 14. Income Taxes
Income taxes for the three and six months ended June 30, 2025 and 2024 were recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, if they occur. The Company’s estimated annual effective tax rate for the three and six months ended June 30, 2025 was (0.11)% and (0.06)%, respectively. The Company’s estimated annual effective tax rate for each of the three and six months ended June 30, 2024 was 0.0%. The primary reconciling items between the federal statutory rate of 21.0% and the Company’s overall effective tax rate of 0.0% for these periods were related to stock-based compensation, the valuation allowance recorded against the full amount of the Company’s net deferred tax assets and cash taxes of our cost-plus foreign subsidiary.
A valuation allowance is required when it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of sufficient future taxable income during the period in which the Company’s related temporary differences become deductible. Management believes that based on the earnings history of the Company, it is more likely than not that the benefits of these assets will not be realized, and therefore, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of June 30, 2025 and December 31, 2024.
On July 4, 2025, subsequent to the close of the second quarter of 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes changes to U.S. tax and related laws. The legislation has multiple effective dates, with certain provisions effective in 2025 and other provisions implemented through 2027. The Company is currently assessing the impact on the Consolidated Financials Statements.
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
Total revenue generated from domestic and international sales for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Domestic	$156	$180	$279	$417
International	435	442	1,154	662
Total revenue	$591	$622	$1,433	$1,079
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
The Company incurred immaterial expenses paid to 4C for the three months ended June 30, 2025 and $0.1 million for the three months ended June 30, 2024. Expenses paid to 4C were $0.1 million for both the six months ended June 30, 2025 and 2024. These expenses included amounts for month-to-month sublease arrangements for office and laboratory spaces from 4C and certain administrative expenses. These amounts are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. As of both June 30, 2025 and December 31, 2024 amounts due to 4C for these arrangements were immaterial.
The ARTSA also provided for the participant companies to provide other services to each other. As of June 30, 2025, amounts payable to or from the Company related to these services were immaterial. There were no such amounts payable to or from the Company as of December 31, 2024.
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
Note 17. Commitments and Contingencies
Commitments
Licenses related to certain intellectual property:
The Company licenses certain intellectual property, some of which may be utilized in its current or future product offerings. To preserve the right to use such intellectual property, the Company is required to make annual minimum fixed payments totaling approximately $0.2 million as well as royalties based on net sales if the royalties exceed annual minimum fixed payments. As of both June 30, 2025 and December 31, 2024, the Company had accrued royalties of approximately $0.2 million included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

Other commitments:
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees (the “401(k) Plan”). Contributions to the 401(k) Plan are discretionary. The Company did not make any matching contributions to the 401(k) Plan for the three and six months ended June 30, 2025 and 2024.
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
On July 22, 2025, the parties of the Delaware Stockholder Litigation, through a mediation process, reached a preliminary settlement. As a result, as of June 30, 2025, the Company recorded a gross Accrued legal settlement liability of $8.0 million and a $4.6 million Legal settlement insurance receivable in the Condensed Consolidated Balance Sheets and associated legal settlement fees of $3.4 million in Legal settlement, net of insurance proceeds, in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Of the $8.0 million accrued liability, $7.6 million represents the preliminary legal settlement amount and $0.4 million is an estimate of legal and related expenses to finalize the legal settlement.
The preliminary legal settlement is subject to execution of definitive documentation and a number of court procedural processes, including notice to and approval of the class members, and final court approval. These activities are estimated to take 4-6 months to complete. The Company deemed these remaining court procedural processes as probable of occurring.
In April 2023, the Company informed the contract manufacturer that had manufactured the Platinum and another development product, Carbon™, that it intended to wind down the relationship and transition to a different contract manufacturer. In October 2023, the former contract manufacturer filed a complaint against the Company in the State of Texas alleging breach of contract and made claims for economic damage and attorney costs. In January 2024, the suit was withdrawn and refiled in the State of Minnesota alleging similar claims. The Company denied all liability and countersued alleging claims of negligence. In July 2025, a non-binding settlement conference took place and discussions between the parties are on-going. Although it is not possible to determine the potential financial exposure associated with the alleged claim at the time of this filing, the Company continues to believe it has a meritorious defense and intends to vigorously defend against all claims asserted in the complaint. The Company has determined the outcome of this matter is not estimable or probable.
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
Note 18. Subsequent Event
On July 3, 2025, the Company entered into a securities purchase agreement with a certain institutional investor pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “July 2025 Registered Direct Offering”), an aggregate of (i) 18,200,000 shares of the Company’s Class A common stock at a price of $1.67 per share and (ii) pre-funded warrants to purchase 11,740,119 shares of common stock (the “Pre-Funded Warrants”). Each of the Pre-Funded Warrants is exercisable for one share of Class A common stock at the exercise price of $0.0001 per Pre-Funded Warrant. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants issued in the July 2025 Registered Direct Offering are exercised in full. The gross proceeds to the Company from the July 2025 Registered Direct Offering were approximately $50.0 million. After deducting estimated placement agents’ fees and other offering expenses payable by the Company, net proceeds were approximately $46.9 million. The July 2025 Registered Direct Offering closed on July 8, 2025.
In connection with the July 2025 Registered Direct Offering, the Company entered into a placement agency agreement with A.G.P./Alliance Global Partners (the “Placement Agent”), pursuant to which the Placement Agent agreed to serve as the sole placement agent for the Company, on a reasonable best efforts basis. The Company agreed to pay the Placement Agent an aggregate cash fee equal to 6.0% of the gross proceeds received in the July 2025 Registered Direct Offering.
In addition, in connection with the July 2025 Registered Direct Offering, the Company provided written notice, effective as of July 3, 2025, to Canaccord Genuity LLC of its election to terminate the equity distribution agreement dated December 11, 2024 for the Company’s at-the-market offering. At the time of termination, the Company had sold 23,425,650 shares of its Class A common stock under the equity distribution agreement for aggregate gross proceeds of $36.2 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with (i) the unaudited Condensed Consolidated Financial Statements and notes thereto contained in this Quarterly Report on Form 10-Q, (ii) the Consolidated Financial Statements and notes thereto for the year ended December 31, 2024 contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2025, and (iii) our other public reports filed with the SEC. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and in other filings that we make with the Securities and Exchange Commission. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” or “Quantum-Si” are intended to mean the business and operations of Quantum-Si Incorporated and its consolidated subsidiaries. The unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2025 and 2024 present the financial position and results of operations of Quantum-Si Incorporated and its consolidated subsidiaries.
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

Our evolving product roadmap provides for continued updates and enhancements to our current platform including instrumentation, consumable kits and software tools. We intend to execute on this roadmap through a combination of internal development programs and external partnerships to bring to market the most comprehensive proteomics platform in our industry. For example, in November 2024 we announced our next generation platform, ProteusTM, which is estimated to launch in the second half of 2026.

Proteus aims to provide single molecule, amino acid level resolution while also providing significantly higher sequencing output per sample, increased sample throughout per run, automation of the sequencing workflow and automated data analysis. The Proteus platform is being developed to be a modular, scalable system that allows for expansion in the overall platform, the number of consumables that be processed concurrently and the overall output of sample data from the platform. The first generation of Proteus and associated sequencing consumables is anticipated to include motion control, liquid handling, and a new on-board single optical system with the ability to accept a new consumable chip that has approximately 80 million features. We believe this new platform will provide much deeper insights while simplifying and significantly reducing the cost of the underlying consumable.
Results of Operations for the Three and Six Months Ended June 30, 2025 as Compared to the Three and Six Months Ended June 30, 2024
The following table presents the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue:
Product	$558	$584	$(26)	(4.5)%	$1,366	$1,012	$354	35.0%
Service	33	38	(5)	(13.2)%	67	67	—	—%
Total revenue	591	622	(31)	(5.0)%	1,433	1,079	354	32.8%

Cost of revenue:
Product	230	249	(19)	(7.6)%	567	419	148	35.3%
Service	10	19	(9)	(47.4)%	29	37	(8)	(21.6)%
Total cost of revenue	240	268	(28)	(10.4)%	596	456	140	30.7%

Gross profit	351	354	(3)	(0.8)%	837	623	214	34.3%

Operating expenses:
Research and development	15,213	14,381	832	5.8%	28,930	26,482	2,448	9.2%
Selling, general and administrative	11,896	12,424	(528)	(4.2)%	23,777	23,952	(175)	(0.7)%
Legal settlement expense, net of insurance proceeds	3,362	—	3,362	nm(1)	3,362	—	3,362	nm(1)
Total operating expenses	30,471	26,805	3,666	13.7%	56,069	50,434	5,635	11.2%
Loss from operations	(30,120)	(26,451)	(3,669)	13.9%	(55,232)	(49,811)	(5,421)	10.9%
Dividend and interest income	2,312	2,887	(575)	(19.9)%	4,859	6,461	(1,602)	(24.8)%
Change in fair value of warrant liabilities	(994)	477	(1,471)	(308.4)%	2,407	796	1,611	202.4%
Other expense, net	(14)	(12)	(2)	16.7%	(28)	(19)	(9)	47.4%
Loss before provision for income taxes	(28,816)	(23,099)	(5,717)	24.7%	(47,994)	(42,573)	(5,421)	12.7%
Provision for income taxes	(20)	—	(20)	nm(1)	(31)	—	(31)	nm(1)
Net loss	$(28,836)	$(23,099)	$(5,737)	24.8%	$(48,025)	$(42,573)	$(5,452)	12.8%
(1) “nm” indicates change is not meaningful.

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
Revenue, Cost of revenue and Gross profit for the three and six months ended June 30, 2025 and 2024 are as follows (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue:
Product	$558	$584	$(26)	(4.5)%	$1,366	$1,012	$354	35.0%
Service	33	38	(5)	(13.2)%	67	67	—	—%
Total revenue	591	622	(31)	(5.0)%	1,433	1,079	354	32.8%

Cost of revenue:
Product	230	249	(19)	(7.6)%	567	419	148	35.3%
Service	10	19	(9)	(47.4)%	29	37	(8)	(21.6)%
Total cost of revenue	240	268	(28)	(10.4)%	596	456	140	30.7%

Gross profit	$351	$354	$(3)	(0.8)%	$837	$623	$214	34.3%
Gross profit margin	59.4%	56.9%			58.4%	57.7%
Total revenue for the sale of our Platinum line of instruments, related reagent kits and service maintenance contracts decreased by $31 thousand, or 5.0% for the three months ended June 30, 2025 when compared to the same period in 2024, and increased $0.4 million, or 32.8%, for the six months ended June 30, 2025 when compared to the same period in 2024. For the three months ended June 30, 2025, the Company experienced longer capital sales cycles, largely driven by low or no capital spend budgets at certain customers, primarily from actual and potential budget cuts from the National Institute of Health (“NIH”). For the six months ended June 30, 2025, revenue was higher, but primarily from the contribution of the first quarter 2025 results, which largely occurred before significant NIH funding constraints were announced, as well as general higher momentum in our commercialization efforts year over year in the first quarter.
Total cost of revenue decreased $28 thousand, or 10.4%, and increased $0.1 million, or 30.7% for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The change in the cost of revenue is based on the relative volume and revenue decrease for the three months ended June 30, 2025 as compared to the prior year and increase in volume and revenue for the six months ended June 30, 2025 compared to the prior year.
Gross profit was flat for the three months ended June 30, 2025 and increased $0.2 million, or 34.3%, for the six months ended June 30, 2025 as compared to the same periods in 2024.

Gross profit margin was 59.4% and 58.4% for the three and six months ended June 30, 2025, respectively, as compared to 56.9% and 57.7% for the same periods in 2024, respectively. This change in margin was primarily based on the mix of products sold during each period and includes approximately a 13% and 7% benefit for the three and six months ended June 30, 2025 and approximately a 9% and 11% benefit for the three and six months ended June 30, 2024, respectively, for inventory utilized that was carried at low or no value that predates the commercial launch of our Platinum line of instruments. Our gross profit margin will continue to be impacted by this utilized inventory and has also been impacted and may continue to be impacted by inventory acquisition costs. We expect gross profit margin to be variable for the foreseeable future as we work through our continued commercialization efforts.
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
Research and development expenses for the three and six months ended June 30, 2025 and 2024 are as follows (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Research and development	$15,213	$14,381	$832	5.8%	$28,930	$26,482	$2,448	9.2%
Research and development expenses increased by $0.8 million, or 5.8%, for the three months ended June 30, 2025, when compared to the same period in 2024. This increase was primarily driven by a $2.0 million increase in fabrication and outsourced services partially offset by a $0.5 million decrease in payroll and payroll-related costs, a $0.4 million decrease in write-downs of inventory that no longer had an alternative future use and a $0.2 million decrease in professional services and consulting fees.
Research and development expenses increased by $2.4 million, or 9.2%, for the six months ended June 30, 2025, when compared to the same period in 2024. This increase was primarily due to a $3.8 million increase in fabrication and outsourced services partially offset by a $0.8 million decrease in payroll and payroll-related costs and a $0.4 million decrease in write-downs of inventory that no longer had an alternative future use.
In general, our research and development expenses have increased as we continue development on our Proteus platform announced in November 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of personnel costs and benefits, stock-based compensation, patent and filing fees, consulting and professional services, legal and accounting services, facilities costs, depreciation and amortization expense, insurance and office expenses, product advertising and marketing.
Selling, general and administrative expenses for the three and six months ended June 30, 2025 and 2024 are as follows (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Selling, general and administrative	$11,896	$12,424	$(528)	(4.2)%	$23,777	$23,952	$(175)	(0.7)%
Selling, general and administrative expenses decreased $0.5 million, or 4.2%, for the three months ended June 30, 2025, when compared to the same period in 2024. This decrease was primarily due to a $0.2 million decrease in tax expense, a $0.2 million decrease in depreciation expense, a $0.2 million decrease in payroll and payroll-related costs, a $0.1 million decrease in software expense, a $0.1 million decrease in legal fees and a $0.2 million net decrease in other expenses. These decreases were partially offset by a $0.4 million increase in stock-based compensation and a $0.1 million increase in professional services and consulting fees.

Selling, general and administrative expenses decreased $0.2 million, or 0.7%, for the six months ended June 30, 2025, when compared to the same period in 2024. This decrease was primarily due to $0.4 million decrease in depreciation expense, a $0.3 million decrease in legal fees, a $0.2 million decrease in insurance costs, a $0.2 million decrease in software expense, a $0.1 million decrease in tax expense and a $0.4 million net decrease in other expenses. These decreases were partially offset by a $1.0 million increase in stock-based compensation expense and a $0.3 million increase in payroll-and payroll-related costs.
Legal Settlement Expense, Net of Proceeds
For the three and six months ended June 30, 2025 and 2024, Legal settlement expense, net of proceeds is as follows (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Legal settlement expense, net of insurance proceeds	$3,362	$—	$3,362	nm(1)	$3,362	$—	$3,362	nm(1)
Legal settlement expense, net of insurance proceeds increased $3.4 million for the three and six months ended June 30, 2025, as compared to the same periods in 2024. This increase was due to a preliminary legal settlement being reached for the Delaware Stockholder Litigation. For further information on the Delaware Stockholder Litigation, please refer to Note 17. Commitments and Contingencies, in the notes to the Condensed Consolidated Financial Statements.
Dividend and Interest Income
For the three and six months ended June 30, 2025 and 2024, dividend and interest income is derived primarily from fixed income securities and money market mutual funds.
Dividend and interest income for the three and six months ended June 30, 2025 and 2024 is as follows (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Dividend and interest income	$2,312	$2,887	$(575)	(19.9)%	$4,859	$6,461	$(1,602)	(24.8)%
Dividend and interest income decreased by $0.6 million and $1.6 million for the three and six months ended June 30, 2025, respectively, as compared to the same respective periods in 2024. These decreases are a result of lower market interest rates on invested capital and lower average invested capital in the three and six months ended June 30, 2025.
Change in Fair Value of Warrant Liabilities
Warrant liabilities were recorded at fair value as part of the Business Combination. Change in fair value of warrant liabilities primarily consists of the change in the fair value of our Public Warrants and Private Warrants.
Change in warrant liabilities for the three and six months ended June 30, 2025 and 2024 is as follows (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Change in fair value of warrant liabilities	$(994)	$477	$(1,471)	(308.4)%	$2,407	$796	$1,611	202.4%
For the three months ended June 30, 2025, we recognized $1.0 million of expense from the increase in the fair value of warrant liabilities as compared to $0.5 million of income from the decrease in the fair value of warrant liabilities for the same period in 2024, resulting in an increase in expense of $1.5 million, or 308.4%.

For the six months ended June 30, 2025, we recognized $2.4 million of income from the decrease in the fair value of warrant liabilities as compared to $0.8 million of income from the decrease in the fair value of warrant liabilities for the same period in 2024, an increase in income of $1.6 million, or 202.4%.
These changes in the fair value of warrant liabilities were primarily driven by the change in the underlying trading price of our Class A common stock during the periods reported.
Other Expense, Net
Other expense, net, typically consists of currency revaluations and income from credit card cash rewards programs. Other expense, net, for the three and six months ended June 30, 2025 and 2024 is as follows (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Other expense, net	$(14)	$(12)	$(2)	16.7%	$(28)	$(19)	$(9)	47.4%
Other expense, net, increased slightly for both the three and six months ended June 30, 2025 as compared to the same periods in 2024.
Liquidity and Capital Resources
The following table presents a summary of our consolidated cash flows for operating, investing, and financing activities for the six months ended June 30, 2025 and 2024 (in thousands):

	Six months ended June 30,
	2025	2024
Net cash used in operating activities	$(46,351)	$(41,761)
Net cash used in investing activities	(29,139)	(32,620)
Net cash provided by financing activities	48,415	80
Effect of exchange rate changes on cash and cash equivalents	22	(7)
Net decrease in cash and cash equivalents	$(27,053)	$(74,308)
Net cash used in operating activities
For the six months ended June 30, 2025, net cash used in operating activities of $46.4 million was primarily due to a net loss of $48.0 million resulting from continued spend on research and development and commercialization efforts, accretion on marketable securities of $4.3 million, a change in fair value of warrant liabilities of $2.4 million, primarily driven by the change in the underlying trading price of our Class A common stock, and net changes in operating assets and liabilities of $1.3 million partially offset by stock-based compensation of $5.3 million, depreciation and amortization of $2.1 million, non-cash lease expense of $1.3 million and write-downs of inventory of $1.0 million.
For the six months ended June 30, 2024, net cash used in operating activities of $41.8 million was primarily due to a net loss of $42.6 million resulting from continued spend on research and development and commercialization efforts, accretion on marketable securities of $4.3 million, net changes in operating assets and liabilities of $3.4 million, and a change in fair value of warrant liabilities of $0.8 million, primarily driven by the change in the underlying trading price of our Class A common stock partially offset by stock-based compensation of $4.1 million, depreciation and amortization of $2.4 million, write-downs of inventory of $1.6 million and non-cash lease expense of $1.2 million.
Net cash used in investing activities
For the six months ended June 30, 2025, net cash used in investing activities was $29.1 million compared to net cash used in investing activities of $32.6 million for the same period in 2024. This decrease in cash used was primarily due to a $17.2 million decrease in cash used to purchase marketable securities and a $0.5 million decrease in cash used to purchase property and equipment. These decreases in cash used were partially offset by a $14.3 million decrease in cash provided by the sales and maturities of marketable securities.

Net cash provided by financing activities
For the six months ended June 30, 2025, net cash provided by financing activities was $48.4 million compared to $0.1 million for the same period in 2024. This increase in cash provided was due to $46.8 million of net proceeds from the January 2025 Registered Direct Offering and $1.6 million of proceeds from the exercise of stock options. Further information regarding the January 2025 Registered Direct Offering can be found below.
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
As of June 30, 2025, we had cash and cash equivalents and investments in marketable securities totaling $214.2 million. Our future capital requirements may vary from those currently planned and will depend on various factors including the pace and success of product commercialization.
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
On August 11, 2023, we filed a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which became effective on August 22, 2023, covering the offering of Class A common stock, preferred stock, debt securities, warrants, rights and units. After the closing of the July 2025 Registered Direct Offering described below, the remaining capacity of the Shelf Registration Statement is approximately $13.8 million.
On December 11, 2024, we entered into an Equity Distribution Agreement (the “Sales Agreement”) with Canaccord Genuity LLC (“Canaccord”) to sell shares of our Class A common stock, par value $0.0001, having an aggregate offering price of up to $75.0 million, from time to time through an “at-the-market” offering program under which Canaccord will act as sales agent. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the EDA. The ATM Offering is being made pursuant to our shelf registration and a prospectus supplement related to the ATM Offering dated December 11, 2024. During the year ended December 31, 2024, we sold and issued 23,425,650 shares of our Class A common stock under the ATM Offering, resulting in gross proceeds of $36.2 million. Net proceeds were $34.8 million after commissions and issuance costs of $1.4 million. We sold no shares of our Class A common stock under the ATM Offering during the three and six months ended June 30, 2025. In connection with the July 2025 Registered Direct Offering, as described below, the Company provided written notice, effective as of July 3, 2025, to Canaccord Genuity LLC of its election to terminate the Sales Agreement for the Company’s at-the-market offering. At the time of termination, the Company had sold 23,425,650 shares of its Class A common stock under the equity distribution agreement for aggregate gross proceeds of $36.2 million.
On January 3, 2025, we entered into a securities purchase agreement with certain institutional investors pursuant to which we agreed to issue and sell, in a registered direct offering (the “January 2025 Registered Direct Offering”) an aggregate of

15,625,000 shares of our Class A common stock at a price of $3.20 per Share. The gross proceeds from the January 2025 Registered Direct Offering were $50.0 million. After deducting estimated placement agents’ fees and other offering expenses payable by the Company, net proceeds recorded during the six months ended June 30, 2025 were approximately $46.8 million.
On July 3, 2025, the Company entered into a securities purchase agreement with a certain institutional investor pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “July 2025 Registered Direct Offering”), an aggregate of (i) 18,200,000 shares of the Company’s Class A common stock at a price of $1.67 per share and (ii) pre-funded warrants to purchase 11,740,119 shares of common stock (the “Pre-Funded Warrants”). Each of the Pre-Funded Warrants is exercisable for one share of Class A common stock at the exercise price of $0.0001 per Pre-Funded Warrant share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants issued in the July 2025 Registered Direct Offering are exercised in full. The gross proceeds to the Company from the July 2025 Registered Direct Offering were approximately $50.0 million. After deducting estimated placement agents’ fees and other offering expenses payable by the Company, net proceeds were approximately $46.9 million.
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
Contractual Obligations
We lease certain facilities and equipment under non-cancellable lease agreements that expire at various dates through 2032. As of June 30, 2025, future lease payments, before adjustments for tenant incentives, were approximately $24.4 million.
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
Interest rate risk
As of June 30, 2025, our marketable securities are comprised primarily of investments in money market funds backed by U.S. government issued securities, U.S. Treasury bills, and high-quality corporate commercial paper. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Based on the short-term nature of our holdings, future interest rate changes are not expected to have a material impact on our marketable securities.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
From time to time, the Company is engaged in legal proceedings in the ordinary course of business. For further information on the Company’s legal proceedings, please refer to Note 17. Commitments and Contingencies, in the notes to the Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
Our business, results of operations, financial condition and cash flows are subject to various risks and uncertainties including the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 3, 2025 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 15, 2025. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
10b5-1 Trading Arrangements
During the quarter ended June 30, 2025, no officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
Delaware Stockholder Litigation
On July 22, 2025, the Company and the other parties of a putative class action lawsuit that was filed on May 16, 2024 in the Delaware Court of Chancery, styled Farzad HighCape Capital, et al. (the “Delaware Stockholder Litigation”), through a mediation process, reached a preliminary settlement. As a result, as of June 30, 2025, the Company recorded a gross Accrued legal settlement liability of $8.0 million and a $4.6 million Legal settlement insurance receivable in the Condensed Consolidated Balance Sheets and associated legal settlement fees of $3.4 million in Legal settlement, net of insurance, in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Of the $8.0 million accrued liability, $7.6 million represents the preliminary settlement amount and $0.4 million is an estimate of legal and related expenses to finalize the legal settlement. The preliminary legal settlement is subject to execution of definitive documentation and a number of court procedural processes, including notice to and approval of the class members, and final court approval. For further information on the Delaware Stockholder Litigation, please refer to Note 17. Commitments and Contingencies, in the notes to the Condensed Consolidated Financial Statements.

ITEM 6.    EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Quantum-Si Incorporated, as amended.		Form 10-Q (Exhibit 3.1)	8/7/2024

3.2	Amended and Restated Bylaws of Quantum-Si Incorporated		Form 10-K (Exhibit 3.2)	3/1/2021

10.1	Form of Securities Purchase Agreement, by and among Quantum-Si Incorporated and the Purchaser.		Form 8-K (Exhibit 10.1)	7/7/2025

10.2	Form of Placement Agency Agreement between the Company and the Placement Agent.		Form 8-K (Exhibit 10.2)	7/7/2025

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
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

QUANTUM-SI INCORPORATED

Date: August 5, 2025	By:	/s/ Jeffrey Hawkins
Jeffrey Hawkins
President and Chief Executive Officer

Date: August 5, 2025	By:	/s/ Jeffry Keyes
Jeffry Keyes
Chief Financial Officer and Treasurer