Form 10-Q
period 2025-09-30
Quantum-Si Inc
filed 2025-11-05
CIK 1816431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, the registrant had 195,552,165 shares of Class A common stock outstanding and 19,937,500 shares of Class B common stock outstanding.

QUANTUM-SI INCORPORATED

In this Quarterly Report on Form 10-Q, the terms “we”, “us”, “our”, the “Company” or “Quantum-Si” mean Quantum-Si Incorporated and our subsidiaries. Quantum-Si Incorporated was incorporated in Delaware on June 10, 2020.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995, that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. The actual results may differ from its expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue,” and similar expressions (or the negative versions of such words or expressions) are intended to identify such forward-looking statements. These forward-looking statements include, without limitation, our expectations with respect to future performance and development and commercialization of products and services. The forward-looking statements are based on projections prepared by, and are the responsibility of, management and involve significant risks and uncertainties that could cause the actual results to differ materially from those discussed in the forward-looking statements. Most of these factors are outside our control and are difficult to predict. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
•the commercialization and adoption of our existing products, including our Platinum® line of instruments and our consumable kits, and the success of any product we may offer in the future;
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
These forward-looking statements are based on information available as of the date of this report and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, this Quarterly Report on Form 10-Q and in other filings that we make with the Securities and Exchange Commission. The risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$30,910	$49,241
Marketable securities, current	194,934	160,362
Accounts receivable, net of allowance of $140 and $124, respectively	755	1,333
Legal settlement insurance receivable	4,638	—
Inventory	3,513	4,067
Prepaid expenses and other current assets	3,240	3,006
Total current assets	237,990	218,009
Marketable securities, non-current	4,691	—
Property and equipment, net	13,374	15,993
Operating lease right-of-use assets	3,839	13,061
Other assets	233	808
Total assets	$260,127	$247,871
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,346	$1,931
Accrued payroll and payroll-related costs	4,776	5,331
Accrued contracted services	3,027	2,379
Accrued legal settlement liability	8,000	—
Accrued expenses and other current liabilities	2,096	4,848
Warrant liabilities, current	1,073	—
Current portion of operating lease liabilities	1,829	3,698
Total current liabilities	22,147	18,187
Warrant liabilities, non-current	—	4,995
Operating lease liabilities	2,781	9,250
Other long-term liabilities	40	19
Total liabilities	24,968	32,451
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A Common stock, $0.0001 par value; 600,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 195,520,747 and 146,953,271 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	20	16
Class B Common stock, $0.0001 par value; 27,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 19,937,500 shares issued and outstanding as of September 30, 2025 and December 31, 2024	2	2
Additional paid-in capital	915,452	811,998
Accumulated other comprehensive income	54	45
Accumulated deficit	(680,369)	(596,641)
Total stockholders’ equity	235,159	215,420
Total liabilities and stockholders’ equity	$260,127	$247,871
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue
Product	$505	$764	$1,871	$1,776
Service	47	23	114	90
Total revenue	552	787	1,985	1,866

Cost of revenue
Product	353	416	920	835
Service	5	4	34	41
Total cost of revenue	358	420	954	876

Gross profit	194	367	1,031	990

Operating expenses:
Research and development	13,883	16,171	42,813	42,653
Selling, general and administrative	10,707	12,284	34,484	36,236
Lease termination expense, net	13,577	—	13,577	—
Legal settlement expense, net of insurance proceeds	1,800	—	5,162	—
Total operating expenses	39,967	28,455	96,036	78,889
Loss from operations	(39,773)	(28,088)	(95,005)	(77,899)
Dividend and interest income	2,580	2,688	7,439	9,149
Change in fair value of warrant liabilities	1,516	121	3,923	917
Other (expense) income, net	(7)	9	(35)	(10)
Loss before provision for income taxes	(35,684)	(25,270)	(83,678)	(67,843)
Provision for income taxes	(19)	(43)	(50)	(43)
Net loss	$(35,703)	$(25,313)	$(83,728)	$(67,886)

Net loss per common share attributable to common stockholders, basic and diluted	$(0.17)	$(0.18)	$(0.44)	$(0.48)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	209,041	142,399	191,754	142,039

Other comprehensive income (loss)
Net unrealized gain (loss) on marketable securities, net of tax	$102	$163	$(5)	$163
Foreign currency translation adjustment	(8)	(3)	14	(10)
Total other comprehensive income, net of tax	94	160	9	153
Comprehensive loss	$(35,609)	$(25,153)	$(83,719)	$(67,733)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2024	146,953,271	$16	19,937,500	$2	$811,998	$45	$(596,641)	$215,420
Common stock issued upon exercise of stock options	623,834	—	—	—	1,600	—	—	1,600
Common stock issued upon vesting of restricted stock units	358,511	—	—	—	—	—	—	—
Common stock issued from direct equity offering, net of fees and issuance costs	15,625,000	—	—	—	46,774	—	—	46,774
Stock-based compensation	—	—	—	—	2,362	—	—	2,362
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	(53)	—	(53)
Foreign currency translation	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(19,189)	(19,189)
Balance - March 31, 2025	163,560,616	$16	19,937,500	$2	$862,734	$(2)	$(615,830)	$246,920
Common stock issued upon exercise of stock options	24,583	—	—	—	41	—	—	41
Common stock issued upon vesting of restricted stock units	772,335	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,896	—	—	2,896
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	(54)	—	(54)
Foreign currency translation	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	(28,836)	(28,836)
Balance - June 30, 2025	164,357,534	$16	19,937,500	$2	$865,671	$(40)	$(644,666)	$220,983
Common stock issued upon exercise of stock options	143,393	—	—	—	221	—	—	221
Common stock issued upon vesting of restricted stock units	1,079,701	1	—	—	—	—	—	1
Common stock issued from direct equity offering and upon exercise of pre-funded warrants, net of fees and issuance costs	29,940,119	3	—	—	46,733	—	—	46,736
Stock-based compensation	—	—	—	—	2,827	—	—	2,827
Net unrealized gain on marketable securities, net of tax	—	—	—	—	—	102	—	102
Foreign currency translation	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	(35,703)	(35,703)
Balance - September 30, 2025	195,520,747	$20	19,937,500	$2	$915,452	$54	$(680,369)	$235,159

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive (loss) gain	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2023	121,832,417	$12	19,937,500	$2	$767,239	$—	$(495,634)	$271,619
Common stock issued upon vesting of restricted stock units	46,572	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,645	—	—	1,645
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	(28)	—	(28)
Refund of issuance costs	—	—	—	—	14	—	—	14
Foreign currency translation	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(19,474)	(19,474)
Balance - March 31, 2024	121,878,989	$12	19,937,500	$2	$768,898	$(33)	$(515,108)	$253,771
Common stock issued upon exercise of stock options	96,069	—	—	—	136	—	—	136
Common stock issued upon vesting of restricted stock units	407,274	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,426	—	—	2,426
Net unrealized gain on marketable securities, net of tax	—	—	—	—	—	28	—	28
Foreign currency translation	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(23,099)	(23,099)
Balance - June 30, 2024	122,382,332	$12	19,937,500	$2	$771,460	$(7)	$(538,207)	$233,260
Common stock issued upon exercise of stock options	41,470	—	—	—	2	—	—	2
Common stock issued upon vesting of restricted stock units	351,550	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,411	—	—	2,411
Net unrealized gain on marketable securities, net of tax	—	—	—	—	—	163	—	163
Foreign currency translation	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(25,313)	(25,313)
Balance - September 30, 2024	122,775,352	$12	19,937,500	$2	$773,873	$153	$(563,520)	$210,520

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(83,728)	$(67,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,281	3,606
Non-cash lease expense	1,934	1,808
Loss on lease termination	2,260	—
Write-off of construction in process due to lease termination	1,162	—
Accretion on marketable securities	(6,458)	(6,517)
Loss on disposal of fixed assets	31	—
Write-down of inventory	1,757	2,391
Change in fair value of warrant liabilities	(3,923)	(917)
Stock-based compensation	8,085	6,482
Other	—	23
Changes in operating assets and liabilities:
Accounts receivable, net	578	(654)
Legal settlement insurance receivable	(4,638)	—
Inventory	(989)	(1,625)
Prepaid expenses and other current assets	(247)	(545)
Other assets	2	—
Accounts payable	(483)	89
Accrued expenses and other current liabilities	(2,283)	1,343
Accrued legal settlement liability	8,000	—
Operating lease liabilities	(2,737)	(2,525)
Other long-term liabilities	26	13
Net cash used in operating activities	(78,370)	(64,914)
Cash flows from investing activities:
Purchases of property and equipment	(2,534)	(3,148)
Internally developed software - capitalized costs	—	(59)
Purchases of marketable securities	(295,210)	(262,043)
Sales and maturities of marketable securities	262,400	238,500
Net cash used in investing activities	(35,344)	(26,750)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,862	138
Proceeds from issuance of common stock from direct equity offerings and pre-funded warrants, net of fees and issuance costs	93,507	—
Deferred offering costs	—	(70)
Refund of issuance costs	—	14
Net cash provided by financing activities	95,369	82
Effect of exchange rate changes on cash and cash equivalents	14	(10)
Net decrease in cash and cash equivalents	(18,331)	(91,592)
Cash and cash equivalents at beginning of period	49,241	133,860
Cash and cash equivalents at end of period	$30,910	$42,268
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchased but not paid	$75	$497
Deferred offering costs payable	$—	$75
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
Liquidity and Capital Resources
The Company has historically financed its operations primarily with proceeds from the issuance of equity to private investors, as well as with the proceeds received from the closing of the Business Combination. The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $680.4 million as of September 30, 2025. The Company has incurred significant operating losses, including net losses of $83.7 million and $67.9 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had cash, cash equivalents and investments in marketable securities, current and non-current, of $230.5 million. Management believes that the Company’s cash, cash equivalents and marketable securities, together with revenue from the sales of its products and services, will be sufficient to fund its planned operations for at least the next twelve months from the date of the issuance of the accompanying unaudited Condensed Consolidated Financial Statements.
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
Global Developments
Although the U.S. Federal Reserve lowered interest rates slightly in 2024 and in September 2025, it is not known whether additional action will be taken to lower interest rates and if this decrease, and any other decreases, will have an impact on inflation. While these rate fluctuations have not had a significant adverse impact on the Company to date, the impact of such rate fluctuations on the overall financial markets and the economy may adversely impact the Company in the future. In addition, the global economy has experienced and is continuing to experience high levels of inflation and global supply chain disruptions. The Company continues to monitor these supply chain, inflation and interest rate factors, as well as the uncertainty resulting from the overall economic environment.
To date, the Company has not been materially affected by enacted tariffs either by the U.S. government or foreign retaliatory tariffs; however, the Company’s finished goods and/or their components could become materially affected by changing tariffs in the future. If increased tariffs are imposed on the Company’s finished goods and/or components, they may impact the business, financial condition, results of operations and cash flows.
Although the Company has not been significantly impacted by geopolitical conflicts throughout the world, the Company has experienced certain constraints in product and material availability and increasing costs required to obtain certain materials and supplies as a result of these conflicts on the global economy. To date, the business has not been materially impacted by these conflicts, however, as the conflicts continue or worsen, they may impact the business, financial condition, results of operations and cash flows.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”). All intercompany transactions are eliminated.
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Condensed Consolidated Balance Sheet as of December 31, 2024 included herein was derived from the audited Consolidated Financial Statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP, on an annual reporting basis.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments necessary to fairly state the financial position, results of operations, and cash flows for the interim periods. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2025, or any other period.
There have been no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Reclassifications
Certain prior year amounts have been reclassified for consistency with the current year’s presentation.
Note 2. Summary of Significant Accounting Policies
For the Company’s Significant Accounting Policies, please refer to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).
Use of Estimates
The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions about future events that may affect the amounts recorded in its unaudited Condensed Consolidated Financial Statements and accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates and assumptions. Significant estimates and assumptions include:
•inventory valuation;
•assumptions used for leases;
•valuation of warrant liabilities;
•valuation allowances with respect to deferred tax assets;
•assumptions associated with revenue recognition; and
•assumptions underlying the fair value used in the calculation of stock-based compensation.

The Company bases these estimates on historical and anticipated results and trends and on various other assumptions the Company believes are reasonable under the circumstances, including assumptions as to future events. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates, and any such differences may be material to the unaudited Condensed Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard provides entities with a practical expedient when calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. The ASU is effective for fiscal years beginning after December 15, 2025 and interim periods within those annual periods, with early adoption permitted. The ASU is to be applied on a prospective basis. The Company is currently evaluating the impact ASU 2025-05 may have on its Consolidated Financial Statements and disclosures.
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
Note 3. Investments in Marketable Securities
As of September 30, 2025 and December 31, 2024, the Company’s investments in marketable securities were determined to be available-for-sale securities.
Dividend and interest income from marketable securities related to the Company’s available-for-sale securities for the three and nine months ended September 30, 2025 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Dividend income from marketable securities	$166	$233	$542	$1,576
Interest income from marketable securities	$2,414	$2,455	$6,897	$7,573
The following is a summary of the Company’s available-for-sale securities recorded within Marketable securities, current and non-current, on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Amortized Costs	Gross Unrealized Net Gains/(Losses)	Fair Value
Financial Assets
Short-term marketable securities:
U.S. Treasury securities	$63,200	$48	$63,248
Commercial paper	131,659	27	131,686
Total short-term marketable securities	194,859	75	194,934
Long-term marketable securities:
U.S. government agency bonds	4,700	(9)	4,691
Total marketable securities	$199,559	$66	$199,625

	December 31, 2024
	Amortized Costs	Gross Unrealized Net Gains	Fair Value
Financial Assets
Short-term marketable securities:
U.S. Treasury securities	$108,047	$63	$108,110
Commercial paper	52,243	9	52,252
Total	$160,290	$72	$160,362
The fair values of the Company’s available-for-sale securities included within Marketable securities, current and non-current on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, by remaining contractual maturity, are as follows (in thousands):

	September 30, 2025
	One Year or Less	Over One Year Through Five Years	Total
Financial Assets
Short-term marketable securities:
U.S. Treasury securities	$63,248	$—	$63,248
Commercial paper	131,686	—	131,686
Total short-term marketable securities	194,934	—	194,934
Long-term marketable securities:
U.S. government agency bonds	—	4,691	4,691
Total marketable securities	$194,934	$4,691	$199,625

	December 31, 2024
	One Year or Less	Total
Financial Assets
Short-term marketable securities:
U.S. Treasury securities	$108,110	$108,110
Commercial paper	52,252	52,252
Total	$160,362	$160,362
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
The carrying value of cash and cash equivalents, accounts payable and accrued expenses and other current liabilities approximates their fair values due to the short-term or on demand nature of these instruments. As of September 30, 2025 and December 31, 2024, the Company’s investment portfolio included available-for-sale securities which were comprised of money market funds, U.S. Treasury bills, U.S. government agency bonds and/or commercial paper. The Company has U.S. Treasury bills, U.S. government agency bonds, and commercial papers that are classified as Level 2 due to the fair value for these instruments being determined by utilizing observable inputs in similar assets or identical assets in non-active markets.
Warrants are recorded as Warrant liabilities, current, and Warrant liabilities, non-current, on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented as Change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The Public Warrants and Private Warrants were carried at fair value as of September 30, 2025 and December 31, 2024. The Public Warrants were valued using Level 1 inputs as they are traded in an active market. The Private Warrants were valued using a binomial lattice model. The primary unobservable input utilized in determining the fair value of the Private Warrants was the expected volatility of the Company’s Class A common stock. The expected volatility was based on consideration of the implied volatility from the Company’s own Public Warrant pricing and on the historical volatility observed at guideline public companies. As of September 30, 2025, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 203.4%, (ii) risk-free interest rate of 3.7%, (iii) strike price of $11.50, (iv) fair value of Class A common stock of $1.41, and (v) expected life of 0.7 years. As of December 31, 2024, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 194.3%, (ii) risk-free interest rate of 4.2%, (iii) strike price of $11.50, (iv) fair value of Class A common stock of $2.70, and (v) expected life of 1.4 years.

There were no exercises or redemptions of the Public Warrants or Private Warrants during the three and nine months ended September 30, 2025 and 2024.
The following tables summarize the Company’s financial assets and liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$19,058	$—	$—	$19,058
Commercial paper	9,957	—	—	9,957
Marketable securities:
U.S. Treasury securities	—	63,248	—	63,248
U.S. government agency bonds	—	4,691	—	4,691
Commercial paper	—	131,686	—	131,686
Total assets at fair value on a recurring basis	$29,015	$199,625	$—	$228,640

Liabilities:
Public Warrants	$1,035	$—	$—	$1,035
Private Warrants	—	—	38	38
Total liabilities at fair value on a recurring basis	$1,035	$—	$38	$1,073

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$20,340	$—	$—	$20,340
U.S. Treasury securities	16,919	—	—	16,919
Marketable securities:
U.S. Treasury securities	—	108,110	—	108,110
Commercial paper	—	52,252	—	52,252
Total assets at fair value on a recurring basis	$37,259	$160,362	$—	$197,621

Liabilities:
Public Warrants	$4,792	$—	$—	$4,792
Private Warrants	—	—	203	203
Total liabilities at fair value on a recurring basis	$4,792	$—	$203	$4,995
Note 5. Inventory
Inventory consists of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$680	$1,290
Work in progress	1,620	2,212
Finished goods	1,213	565
Total inventory	$3,513	$4,067
Charges recorded for inventory write-downs included in Research and development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss were $0.4 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively, and $1.2 million and $2.4 million for the nine months ended September 30, 2025 and 2024, respectively.
Charges recorded for inventory write-downs included in Cost of revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss were $0.3 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $0.6 million and $0.1 million for the nine months ended September 30, 2025 and 2024, respectively.
Note 6. Property and Equipment, Net
Property and equipment, net, consists of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Laboratory and production equipment	$14,490	$13,412
Computer equipment	1,693	1,724
Purchased software	57	57
Furniture and fixtures	318	321
Leasehold improvements	11,790	7,226
Construction in process	428	4,960
Subtotal	28,776	27,700
Less: Accumulated depreciation and amortization	(15,402)	(11,707)
Property and equipment, net	$13,374	$15,993
Depreciation and amortization expense is included within Cost of revenue, Research and development and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Depreciation and amortization expense was $1.2 million for both the three months ended September 30, 2025 and 2024 and $3.3 million and $3.6 million for the nine months ended September 30, 2025 and 2024, respectively. No impairments were recorded for both the three and nine months ended September 30, 2025 or 2024.
As of December 31, 2024, the Company incurred and recognized leasehold improvements of approximately $1.2 million related to tenant improvement construction costs which were not placed in service and were included in construction in process within Property and equipment, net, on the Condensed Consolidated Balance Sheets. During the quarter ended September 30, 2025, as part of a Settlement and Mutual Release Agreement (the “Mutual Release Agreement”), the Company wrote off these construction costs, resulting in a $1.2 million loss which is included in Lease termination expense, net, in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For further details regarding this lease termination, please refer to Note 17. Commitments and Contingencies.
Note 7. Leases
Lease-related costs for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating lease cost	$854	$865	$2,582	$2,593
Variable lease cost	538	497	1,361	1,325
Total lease cost	$1,392	$1,362	$3,943	$3,918
Future minimum lease payments under non-cancellable leases as of September 30, 2025 are as follows (dollars in thousands):

Remaining Lease Payments
Remainder of 2025	$525
2026	2,090
2027	1,991
2028	354
2029	120
Total remaining undiscounted lease payments	$5,080
Less: Imputed interest	(470)
Total lease liabilities	4,610
Less: current portion	(1,829)
Long-term operating lease liabilities	$2,781
Weighted-average remaining lease term (in years)	2.5
Weighted-average discount rate	8.0%
The following table provides certain cash flow and supplemental cash flow information related to the Company’s lease liabilities for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine months ended September 30,
	2025	2024
Operating cash paid to settle operating lease liabilities	$3,384	$3,310
Right-of-use assets obtained in exchange for lease liabilities(1)	$—	$1,047
Derecognition of right-of-use asset and lease liability due to operating lease termination	$1,687	$—
(1) The nine months ended September 30, 2024 includes an increase in right-of-use assets due to the change in estimated timing of receipt of reimbursements for tenant improvements related to the New Haven, Connecticut lease.
During the quarter ended September 30, 2025, the Company entered into the Mutual Release Agreement to terminate the lease of 67,000 square feet of space in New Haven, Connecticut, resulting in the derecognition of the right-of-use asset in the amount of $7.3 million and related lease liability in the amount of $5.6 million which were included in Operating lease right-of-use assets and Operating lease liabilities, respectively, on the Condensed Consolidated Balance Sheets. For further details regarding this lease termination, please refer to Note 17. Commitments and Contingencies.

Note 8. Accrued Expenses and Other Current Liabilities
As of September 30, 2025 and December 31, 2024, Accrued expenses and other current liabilities included on the Condensed Consolidated Balance Sheets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Legal fees	$717	$2,166
Sales tax payable	551	1,339
Restructuring costs	—	679
Deferred revenue	93	189
Royalties	175	150
Other	560	325
Total accrued expenses and other current liabilities	$2,096	$4,848
Note 9. Equity Transactions
At-the-Market Equity Offering Program
The Company filed a universal shelf registration statement on Form S-3 and a subsequent amendment to the Form S-3 (the “Shelf Registration Statement”), on September 26, 2025 and October 9, 2025, respectively, covering the offering of Class A common stock, preferred stock, debt securities, warrants, rights and units.
On September 26, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink”), pursuant to which the Company may offer and sell shares of its Class A common stock, having an aggregate offering price of up to $100.0 million, from time to time through an “at-the-market” offering program under which Leerink will act as sales agent (the “ATM Offering”). The Company has no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The ATM Offering is being made pursuant to the Shelf Registration Statement and a sales agreement prospectus related to the ATM Offering. During the three and nine months ended September 30, 2025, there were no shares sold under the Sales Agreement.
Registered Direct Offerings and Pre-funded Warrants
On July 3, 2025, the Company entered into a securities purchase agreement with a certain institutional investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “July 2025 Registered Direct Offering”), an aggregate of (i) 18,200,000 shares of the Company’s Class A common stock at a price of $1.67 per share and (ii) pre-funded warrants to purchase 11,740,119 shares of Class A common stock (the “Pre-Funded Warrants”). The Pre-Funded Warrants were exercised in full on August 1, 2025 at the exercise price of $0.0001 for one share of Class A common stock per Pre-Funded Warrant. The gross proceeds to the Company from the July 2025 Registered Direct Offering were $50.0 million. After deducting estimated placement agents’ fees and other offering expenses payable by the Company, net proceeds as of September 30, 2025 were approximately $46.7 million.
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
On January 3, 2025, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “January 2025 Registered Direct Offering,” and together with the July 2025 Registered Direct Offering, the “Registered Direct Offerings”) an aggregate of 15,625,000 shares of the Company’s Class A common stock at a price of $3.20 per share. The gross proceeds to the Company from the January 2025 Registered Direct Offering were $50.0 million. After deducting estimated placement agents’ fees and other offering expenses payable by the Company, net proceeds recorded as of September 30, 2025 were approximately $46.8 million.

In connection with the Registered Direct Offerings, the Company entered into placement agency agreements with A.G.P./Alliance Global Partners (“AGP”), pursuant to which AGP agreed to serve as the sole placement agent for the Company on a reasonable best efforts basis. In connection with the Registered Direct Offerings, the Company agreed to pay AGP an aggregate cash fee equal to 6.0% of the gross proceeds received in the respective offering. The securities in both Registered Direct Offerings were sold pursuant to the Company’s universal shelf registration statement on Form S-3, which was originally filed with the SEC on August 11, 2023, and related base prospectuses and prospectus supplements dated July 3, 2025 and January 3, 2025, respectively, thereunder.
Preferred Stock
As of September 30, 2025 and December 31, 2024, the Company had authorized 1,000,000 shares of preferred stock at $0.0001 par value per share. There were no preferred shares outstanding for both periods.
Preferred stock may be issued from time to time in one or more series. Any shares of preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law.
Note 10. Stock-based Compensation
Equity Incentive Plan
The Quantum-Si Incorporated 2021 Equity Incentive Plan (the “2021 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2021 Plan. As of September 30, 2025, there were 14,064,970 shares available for future grant under the 2021 Plan.
Inducement Equity Incentive Plan
On May 8, 2023, the Company adopted the 2023 Inducement Equity Incentive Plan (the “2023 Inducement Plan”) to reserve 3,000,000 shares of its Class A common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. On August 23, 2024, the Company amended the 2023 Inducement Plan to reserve an additional 3,000,000 shares of its Class A common stock under the 2023 Inducement Plan. The terms and conditions of the 2023 Inducement Plan, as amended, are substantially similar to those of the 2021 Plan. As of September 30, 2025, there were 1,332,739 shares available for future issuance under the 2023 Inducement Plan, as amended.
Stock Options
The Company granted participants an aggregate of 1,166,855 stock option awards during the nine months ended September 30, 2025 with vesting subject to the participant’s continued employment with or continued service provided to the Company through the applicable vesting dates. There were no such options granted during the three months ended September 30, 2025. During the three and nine months ended September 30, 2024, the Company granted an aggregate of 735,294 and 2,282,600 stock option awards, respectively, to participants with vesting subject to the participant’s continued employment with or continued service provided to the Company through the applicable vesting dates.
The Company recorded $1.6 million and $1.7 million for stock-based compensation related to stock options for the three months ended September 30, 2025 and 2024, respectively, and $4.8 million for stock-based compensation related to stock options for both the nine months ended September 30, 2025 and 2024.
The fair value of each stock option award granted during the nine months ended September 30, 2025 was estimated as of the grant date using a Black-Scholes model with the following assumptions:

Nine months ended September 30, 2025
Expected term (in years)	4.6 - 5.5
Risk-free interest rate	4.4%
Expected volatility	107.4% - 114.2%
Expected dividend yield	—
Weighted average grant date fair value per share	$1.15 - $1.88
A summary of the stock option activity for the nine months ended September 30, 2025 is presented in the table below:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	20,803,142	$2.61	7.8	$11,507
Granted	1,166,855	1.44
Exercised	(791,810)	2.35
Forfeited	(1,138,461)	4.07
Outstanding at September 30, 2025	20,039,726	$2.47	7.3	$330
Options exercisable at September 30, 2025	10,564,684	$2.89	6.5	$93
Vested and expected to vest at September 30, 2025	17,886,021	$2.53	7.3	$276
As of September 30, 2025, total unrecognized stock-based compensation related to stock options was $7.8 million, which is expected to be recognized over a remaining weighted average vesting period of 1.7 years.
Performance Stock Options
In November 2022 and May 2023, the Company granted 2,780,000 and 1,000,000 performance-based stock option awards to its Chief Executive Officer and Chief Financial Officer, respectively. The vesting of these awards are subject to continued service to the Company and certain market conditions. The market conditions require the Company’s Class A common stock to trade above specified levels for certain periods of time. The fair values of the awards were estimated at the grant date using the Monte Carlo simulation model.
On March 15, 2024, the market conditions that trigger the vesting of these performance-based stock option awards were modified. The modified market conditions require the Company’s Class A common stock to trade above specified levels for certain defined periods of time that are different from the original awards. The Company accounted for the modifications as modifications of market conditions. The total incremental stock-based compensation expense to be recognized for these awards within Selling, general and administrative operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss is approximately $2.4 million. Incremental stock-based compensation expense was $0.2 million and $0.6 million for the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.4 million for the three and nine months ended September 30, 2024, respectively.
Restricted Stock Units
The Company granted participants an aggregate of 254,101 and 8,435,844 restricted stock unit (“RSU”) awards during the three and nine months ended September 30, 2025, respectively, and an aggregate of 2,050,983 and 8,380,356 RSU awards during the three and nine months ended September 30, 2024, respectively, to participants with vesting subject to the participant’s continued employment with or continued service provided to the Company through the applicable vesting dates.

The Company recorded $1.2 million and $0.7 million for stock-based compensation related to RSU awards for the three months ended September 30, 2025 and 2024, respectively, and $3.3 million and $1.7 million for stock-based compensation related to RSU awards for the nine months ended September 30, 2025 and 2024, respectively.
A summary of the RSU activity for the nine months ended September 30, 2025 is presented in the table below:

	Number of Shares Underlying RSUs	Weighted Average Grant-Date Fair Value
Outstanding non-vested RSUs at December 31, 2024	7,179,009	$1.39
Granted	8,435,844	1.21
Vested	(2,210,547)	1.41
Forfeited	(840,860)	1.30
Outstanding non-vested RSUs at September 30, 2025	12,563,446	$1.27
As of September 30, 2025, total unrecognized stock-based compensation related to restricted stock units was $15.2 million, which is expected to be recognized over the remaining weighted average vesting period of 3.1 years.
Stock-based compensation is allocated to Research and development and Selling, general and administrative operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 was allocated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Research and development	$745	$754	$2,151	$2,012
Selling, general and administrative	2,082	1,657	5,934	4,470
Total stock-based compensation	$2,827	$2,411	$8,085	$6,482
Note 11. Warrant Liabilities
Public Warrants
As of September 30, 2025 and December 31, 2024, there were an aggregate of 3,833,319 outstanding Public Warrants, which entitle the holder to acquire Class A common stock. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment as discussed below, beginning on September 9, 2021. The warrants will expire on June 10, 2026 or earlier upon redemption or liquidation.
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
If the Company calls the Public Warrants for redemption for $0.01 as described above, the Company’s Board of Directors (the “Board”) may elect to require any holder that wishes to exercise his, her or its Public Warrants to do so on a “cashless basis.” If the Board makes such election, all holders of Public Warrants would pay the exercise price by surrendering their warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” over the exercise price of the warrants by (y) the “fair market value”. For purposes of the redemption provisions of the warrants, the “fair market value” means the average last reported sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.
The Public Warrants do not meet the criteria to be classified in stockholders’ equity as the exercise of the Public Warrants may be settled in cash upon the occurrence of a tender offer or exchange offer in which the maker of the tender offer or exchange offer, upon completion of the tender offer or exchange offer, beneficially owns more than 50% of the outstanding shares of the Company’s Class A common stock, even if it would not result in a change of control of the Company. This provision precludes the Public Warrants from being classified in equity and thus, they are classified as current and long-term liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively.
Private Warrants
As of September 30, 2025 and December 31, 2024, there were 135,000 Private Warrants outstanding. The Private Warrants are identical to the Public Warrants, except that so long as they are held by HighCape Capital Acquisition LLC or any of its permitted transferees, (i) the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or saleable until 30 days after the completion of the Business Combination, (ii) the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and (iii) the Private Warrants are not subject to the Company’s redemption option at the price of $0.01 per warrant. The Private Warrants are subject to the Company’s redemption option at the price of $0.01 per warrant, provided that the other conditions of such redemption are met, as described above. If the Private Warrants are held by a holder other than HighCape Capital Acquisition LLC or any of its permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants.
The Private Warrants do not meet the criteria to be classified in stockholders’ equity as the terms of the warrants provide for potential changes to the settlement amounts depending upon the characteristics of the warrant holder, and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares. This provision precludes the Private Warrants from being classified in equity and thus, they are classified as current and long-term liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025 and December 31, 2024, the combined fair value of warrant liabilities was $1.1 million and $5.0 million, respectively. The Company recognized gains of $1.5 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and gains of $3.9 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively, as a Change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations and Comprehensive Loss. There were no exercises or redemptions of the Public Warrants or Private Warrants during the three and nine months ended September 30, 2025 or 2024.
For further details regarding the warrant liabilities, please refer to Note 4. Fair Value of Financial Instruments.
Note 12. Net Loss Per Share
The Company presents both basic earnings per share (“EPS”) and diluted EPS. Basic and diluted net loss per share was the same for each period presented as the inclusion of all common share equivalents would have been anti-dilutive.
The following table presents the calculations for the three and nine months ended September 30, 2025 and 2024 of basic and diluted net loss per share for the Company’s common stock (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator
Net loss	$(35,703)	$(25,313)	$(83,728)	$(67,886)
Numerator for basic and diluted EPS - loss attributable to common stockholders	$(35,703)	$(25,313)	$(83,728)	$(67,886)
Denominator
Common stock	209,041	142,399	191,754	142,039
Denominator for basic and diluted EPS - weighted-average common stock	209,041	142,399	191,754	142,039
Basic and diluted net loss per share	$(0.17)	$(0.18)	$(0.44)	$(0.48)
Net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. The following potential dilutive shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive for both the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Nine months ended September 30,
	2025	2024
Outstanding options to purchase common stock	20,039,726	22,156,173
Outstanding restricted stock units	12,563,446	7,449,922
Outstanding warrants	3,968,319	3,968,319
	36,571,491	33,574,414
Note 13. Restructuring
The Company committed to organizational restructurings during the fourth quarter of 2024, designed to decrease its costs and create a more streamlined organization to support its business. Total restructuring charges were approximately $2.4 million as of September 30, 2025. There were no restructuring liabilities as of September 30, 2025 and $0.7 million of restructuring liabilities as of December 31, 2024. These liabilities are included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.
The Company’s restructuring costs, primarily for cash severance and other severance costs, are allocated to the following operating expense categories as follows (in thousands):

	Research and development	Selling, general and administrative	Total
Balance as of December 31, 2024	$513	$166	$679
Restructuring charges incurred(1)	134	—	134
Cash payments and other adjustments(1)	(346)	(142)	(488)
Balance as of March 31, 2025	301	24	325
Restructuring charges incurred(1)	178	—	178
Cash payments and other adjustments(1)	(190)	(24)	(214)
Balance as of June 30, 2025	289	—	289
Cash payments and other adjustments(1)	(289)	—	(289)
Balance as of September 30, 2025	$—	$—	$—
Current liabilities			$—
Long-term liabilities			—
Total liabilities as of September 30, 2025			$—
(1) Restructuring charges incurred and Cash payments and other adjustments include non-cash charges related to stock-based compensation expense and charges for cash severance and other severance costs, including health care coverage for a specified period of time after separation.
The Company’s restructuring activities were complete as of December 31, 2024 and, as of September 30, 2025, the Company does not expect to incur material additional charges associated with these activities.
Note 14. Income Taxes
Income taxes for the three and nine months ended September 30, 2025 and 2024 were recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, if they occur. The Company’s estimated annual effective tax rate for the three and nine months ended September 30, 2025 was (0.05)% and (0.06)%, respectively. The Company’s estimated annual effective tax rate for both the three and nine months ended September 30, 2024 was (0.17)% and (0.06)%, respectively. The primary reconciling items between the federal statutory rate of 21.0% and the Company’s overall effective tax rate for these periods were related the valuation allowance recorded against the full amount of the Company’s U.S. net deferred tax assets and cash taxes of its cost-plus foreign subsidiary.
A valuation allowance is required when it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of sufficient future taxable income during the period in which the Company’s related temporary differences become deductible. Management believes that based on the earnings history of the Company, it is more likely than not that the benefits of these assets will not be realized, and therefore, a full valuation allowance has been recorded against the Company’s U.S. net deferred tax assets as of September 30, 2025 and December 31, 2024.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to, current deduction of domestic research expenses, increasing the limit of the deduction of interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. There were no changes to the Company’s tax expense or effective income tax rate given the Company’s valuation allowance position.
Note 15. Segment Information
Quantum-Si is a life sciences company focused on proteomics research, with the mission of transforming single-molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell. The Company’s platform includes its Platinum NGPS instrument, Platinum Analysis Software, and consumable kits for use with its Platinum line of instruments.

The Company’s Chief Operating Decision Maker (the “CODM”), its Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of assessing financial performance, making operating decisions and allocating resources. Accordingly, the Company has determined that it operates as a single reportable segment. The CODM utilizes the Company’s long-range plan, which includes product development roadmaps and long-range financial models, as a key input to resource allocation. The CODM makes decisions on resource allocation, assesses the performance of the business, and monitors budget versus actual results on a consolidated basis using loss from operations as reported in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Net loss and the change in cash and cash equivalents and marketable securities are also measures that are considered in monitoring budget versus actual results.

Significant expenses within loss from operations, as well as within net loss, include research and development, and selling, general and administrative expenses, which are each separately presented on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. Other segment items included in net loss on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss are lease termination expense, net, legal settlement expense, net of insurance proceeds, dividend and interest income, change in fair value of warrant liabilities, other expense or income, net, and provision for income taxes.
The Company’s revenue is derived from sales of products and services. Product revenue is primarily generated from the sales of instruments and consumables used in protein sequencing and analysis. Service revenue is primarily generated from service maintenance contracts including access to analysis software and advanced training for instrument use.
Total revenue generated from domestic and international sales for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Domestic	$211	$402	$490	$819
International	341	385	1,495	1,047
Total revenue	$552	$787	$1,985	$1,866
Note 16. Related Party Transactions
The Company was a party to the Amended and Restated Technology Services Agreement (the “ARTSA”), most recently amended on November 11, 2020, by and among 4Catalyzer Corporation (“4C”), the Company and other participant companies controlled by Dr. Jonathan Rothberg, the former Chairman of the Board and current director. The Company entered into a First Addendum to the ARTSA on February 17, 2021 pursuant to which the Company agreed to terminate its participation under the ARTSA no later than immediately prior to the effective time of the Business Combination, resulting in the termination of the Company’s participation under the ARTSA on June 10, 2021. In connection with the termination of the Company’s participation under the ARTSA, the Company terminated its existing arm’s length lease agreement with 4C and negotiated an arm’s length lease agreement. Under the ARTSA, the Company and the other participant companies had agreed to share certain non-core technologies, which means any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant and subject to certain restrictions on use. The ARTSA also provided for 4C to perform certain services for the Company and each other participant company such as monthly administrative, management and technical consulting services to the Company which were pre-funded approximately once per quarter.
There were no expenses paid to 4C for the three months ended September 30, 2025 and $0.1 million of expenses paid to 4C for the three months ended September 30, 2024. Expenses paid to 4C for the nine months ended September 30, 2025 and 2024 were $0.1 million and $0.2 million, respectively. These expenses included amounts for month-to-month sublease arrangements for office and laboratory spaces from 4C and certain administrative expenses and are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. There were no such amounts due as of September 30, 2025 and such amounts due as of December 31, 2024 were immaterial.
The ARTSA also provided for the participant companies to provide other services to each other. As of September 30, 2025 and December 31, 2024 there were no amounts payable to or from the Company related to these services.

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
Note 17. Commitments and Contingencies
Commitments
Licenses related to certain intellectual property
The Company licenses certain intellectual property, some of which may be utilized in its current or future product offerings. To preserve the right to use such intellectual property, the Company is required to make annual minimum fixed payments totaling approximately $0.2 million as well as royalties based on net sales if the royalties exceed annual minimum fixed payments. As of both September 30, 2025 and December 31, 2024, the Company had accrued royalties of approximately $0.2 million included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.
Other commitments
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees (the “401(k) Plan”). Contributions to the 401(k) Plan are discretionary. The Company did not make any matching contributions to the 401(k) Plan for the three and nine months ended September 30, 2025 and 2024.
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
Delaware Stockholder Litigation

On May 16, 2024, a punitive class action lawsuit was filed in the Delaware Court of Chancery, styled Farzad v. HighCape Capital, et al. (the “Delaware Stockholder Litigation”). The Delaware Stockholder Litigation asserts breach of fiduciary duty claims against the former officers and directors of HighCape, including Kevin Rakin, Matt Zuga, David Colpman, Robert Taub and Antony Loebel, HighCape Capital Acquisition LLC and HighCape Capital L.P.; aiding and abetting breach of fiduciary duty claims against Foresite Capital Management, LLC and Dr. Rothberg; and unjust enrichment claims against all defendants related to the Business Combination. The Delaware Stockholder Litigation complaint alleges that the transactions contemplated by the Business Combination were a product of an unfair process which was allegedly impacted by conflicts of interest, resulting in mispricing of the Business Combination. Quantum-Si, as part of the Business Combination, had previously agreed to indemnify certain of the defendants related to actions such as the Delaware Stockholder Litigation to the extent allowable by law.
On July 22, 2025, the parties of the Delaware Stockholder Litigation, through a mediation process, reached a preliminary settlement. As a result, as of September 30, 2025, the Company recorded a gross Accrued legal settlement liability of $8.0 million and a $4.6 million Legal settlement insurance receivable on the Condensed Consolidated Balance Sheets, and associated legal settlement fees of $3.4 million in Legal settlement, net of insurance proceeds, in the Condensed Consolidated Statements of Operations and Comprehensive Loss during the nine months ended September 30, 2025. Of the $8.0 million accrued liability, $7.6 million represents the preliminary legal settlement amount and $0.4 million is an estimate of legal and related expenses to finalize the legal settlement.

The preliminary legal settlement is subject to execution of definitive documentation and a number of court procedural processes, including notice to and approval of the class members, and final court approval. These activities are estimated to take 3-6 months to complete. The Company deemed these remaining court procedural processes as probable of occurring.
Contract Manufacturer Matter
In April 2023, the Company informed the contract manufacturer that had manufactured the Platinum and another development product, Carbon™, that it intended to wind down the relationship and transition to a different contract manufacturer. In October 2023, the former contract manufacturer filed a complaint against the Company in the State of Texas alleging breach of contract and made claims for economic damage and attorney costs. In January 2024, the suit was withdrawn and refiled in the State of Minnesota alleging similar claims. The Company denied all liability and countersued alleging claims of negligence. In August 2025, the Company paid $1.8 million to the former contract manufacturer to settle and discharge all claims. This amount is included in Legal settlement expense, net of insurance proceeds, in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Winchester Mutual Release Agreement

In December 2021, the Company signed a 10-year lease with Winchester Office LLC (“Winchester”) as landlord (the “Lease Agreement”) for approximately 67,000 square feet of space in New Haven, Connecticut (the “Premises”). The lease commenced on January 8, 2022 with rent payments beginning on July 7, 2022 and an original lease expiration date of July 31, 2032. Under the lease, Winchester contractually agreed to reimburse the Company for up to $9.1 million in improvements to the space, to be used for such improvements as the Company deems “necessary or desirable”. On September 13, 2022, the Company filed a lawsuit against Winchester, alleging that Winchester had: (i) refused to reimburse the Company for costs related to improvements already incurred and submitted, (ii) delayed the Company’s completion of improvements, in order to avoid reimbursing the costs of those improvements, and (iii) improperly rejected the Company’s proposed improvement plans. On September 23, 2025, the Company and Winchester entered into the Mutual Release Agreement in connection with the Lease Agreement. Pursuant to the Mutual Release Agreement, the Company and Winchester agreed to terminate the Lease Agreement, effective as of September 23, 2025 (the “Early Termination Date”), subject to the terms and conditions therein. The Mutual Release Agreement provided that the Company surrender the Premises on or prior to the Early Termination Date. The Company had no further rent obligations after the Early Termination Date.
For both the three and nine months ended September 30, 2025, the Company recorded $13.6 million of total Lease termination expense, net, in the Condensed Consolidated Statements of Operations and Comprehensive Loss related to the Mutual Release Agreement. Included in this amount is (i) consideration for Winchester’s agreement to terminate the Lease Agreement as of the Early Termination Date and settle all disputes between the parties in the gross amount of $11.0 million, less the surrender of a $0.6 million security deposit and a $0.2 million credit for the monthly recurring charges incurred for September 2025, resulting in a net cash payment of $10.2 million, (ii) the write-off of tenant improvement construction costs, which were not placed in service and which were included in construction in process within Property and equipment, net, on the Condensed Consolidated Balance Sheets, resulting in a loss of $1.2 million (iii) the derecognition of $1.7 million of net operating lease right-of-use assets and related lease liabilities and (iv) the write-off related to the surrender of the $0.6 million security deposit.
Indemnification Provisions
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with (i) the unaudited Condensed Consolidated Financial Statements and notes thereto contained in this Quarterly Report on Form 10-Q, (ii) the Consolidated Financial Statements and notes thereto for the year ended December 31, 2024 contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2025, and (iii) our other public reports filed with the SEC. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024, this Quarterly Report on Form 10-Q and in other filings that we make with the Securities and Exchange Commission. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” or “Quantum-Si” are intended to mean the business and operations of Quantum-Si Incorporated and its consolidated subsidiaries. The unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2025 and 2024 present the financial position and results of operations of Quantum-Si Incorporated and its consolidated subsidiaries.
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
Going forward, we intend to follow a systematic, phased approach to continue to successfully launch updates and enhancements to our platform which may include improvements to our hardware, software and chemistry that works together to produce the overall platform.
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

Restructuring
In November 2024, we announced that we committed to an organizational restructuring program designed to streamline and focus our overall corporate resources, as well as align required resources to focus on future product development objectives, including our recently announced Proteus™ platform. As a result, we terminated approximately 23% of our 187 employee workforce. In connection with the restructuring, we recognized one-time cash charges related to severance and other benefits of approximately $2.3 million in the fourth quarter of 2024. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring. Our restructuring activities were complete as of December 31, 2024 and, as of September 30, 2025, we do not expect to incur material additional charges associated with these activities. For further information regarding our restructuring activities, please refer to Note 13. Restructuring in the notes to the unaudited Condensed Consolidated Financial Statements.
Equity Transactions
At-the-Market Equity Offering Program

On September 26, 2025, we entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink”), pursuant to which we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $100.0 million, from time to time through an “at-the-market” offering program under which Leerink will act as sales agent (the “2025 ATM Offering”). We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The 2025 ATM Offering is being made pursuant to a universal shelf registration statement on Form S-3, which we originally filed on September 26, 2025, and a sales agreement prospectus related to the 2025 ATM Offering. During the three and nine months ended September 30, 2025, there were no shares sold under the Sales Agreement.
Registered Direct Offerings and Pre-funded Warrants
On July 3, 2025, we entered into a securities purchase agreement with a certain institutional investor, pursuant to which we agreed to issue and sell, in a registered direct offering (the “July 2025 Registered Direct Offering”), an aggregate of (i) 18,200,000 shares of our Class A common stock at a price of $1.67 per share and (ii) pre-funded warrants to purchase 11,740,119 shares of Class A common stock (the “Pre-Funded Warrants”). The Pre-Funded Warrants were exercised in full on August 1, 2025 at the exercise price of $0.0001 for one share of Class A common stock per Pre-Funded Warrant. The gross proceeds from the July 2025 Registered Direct Offering were $50.0 million. After deducting estimated placement agents’ fees and other offering expenses payable by us, net proceeds as of September 30, 2025 were approximately $46.7 million.
In addition, in connection with the July 2025 Registered Direct Offering, we provided written notice, effective as of July 3, 2025, to Canaccord Genuity LLC (“Canaccord”) of our election to terminate the equity distribution agreement dated December 11, 2024 for our at-the-market offering. At the time of termination, we had sold 23,425,650 shares of our Class A common stock under the equity distribution agreement for aggregate gross proceeds of $36.2 million.
On January 3, 2025, we entered into a securities purchase agreement with certain institutional investors pursuant to which we agreed to issue and sell, in a registered direct offering (the “January 2025 Registered Direct Offering,” and together with the July 2025 Registered Direct Offering, the “Registered Direct Offerings”) an aggregate of 15,625,000 shares of our Class A common stock at a price of $3.20 per share. The gross proceeds from the January 2025 Registered Direct Offering were $50.0 million. After deducting estimated placement agents’ fees and other offering expenses payable by us, net proceeds recorded as of September 30, 2025 were approximately $46.8 million.

In connection with both Registered Direct Offerings, we entered into placement agency agreements with A.G.P./Alliance Global Partners (“AGP”), pursuant to which AGP agreed to serve as our sole placement agent on a reasonable best efforts basis. In connection with the Registered Direct Offerings, we agreed to pay AGP an aggregate cash fee equal to 6.0% of the gross proceeds received in the respective offering. The securities in both Registered Direct Offerings were sold pursuant to our universal shelf registration statement on Form S-3, which was originally filed with the SEC on August 11, 2023, and related base prospectuses and prospectus supplements dated July 3, 2025 and January 3, 2025, respectively, thereunder.
For further information regarding our equity transactions, please refer to the Liquidity Outlook section below.
Results of Operations for the Three and Nine Months Ended September 30, 2025 as Compared to the Three and Nine Months Ended September 30, 2024
The following table presents the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue
Product	$505	$764	$(259)	(33.9)%	$1,871	$1,776	$95	5.3%
Service	47	23	24	104.3%	114	90	24	26.7%
Total revenue	552	787	(235)	(29.9)%	1,985	1,866	119	6.4%

Cost of revenue
Product	353	416	(63)	(15.1)%	920	835	85	10.2%
Service	5	4	1	25.0%	34	41	(7)	(17.1)%
Total cost of revenue	358	420	(62)	(14.8)%	954	876	78	8.9%

Gross profit	194	367	(173)	(47.1)%	1,031	990	41	4.1%

Operating expenses:
Research and development	13,883	16,171	(2,288)	(14.1)%	42,813	42,653	160	0.4%
Selling, general and administrative	10,707	12,284	(1,577)	(12.8)%	34,484	36,236	(1,752)	(4.8)%
Lease termination expense, net	13,577	—	13,577	nm(1)	13,577	—	13,577	nm(1)
Legal settlement expense, net of insurance proceeds	1,800	—	1,800	nm(1)	5,162	—	5,162	nm(1)
Total operating expenses	39,967	28,455	11,512	40.5%	96,036	78,889	17,147	21.7%
Loss from operations	(39,773)	(28,088)	(11,685)	41.6%	(95,005)	(77,899)	(17,106)	22.0%
Dividend and interest income	2,580	2,688	(108)	(4.0)%	7,439	9,149	(1,710)	(18.7)%
Change in fair value of warrant liabilities	1,516	121	1,395	1152.9%	3,923	917	3,006	327.8%
Other (expense) income, net	(7)	9	(16)	(177.8)%	(35)	(10)	(25)	250.0%
Loss before provision for income taxes	(35,684)	(25,270)	(10,414)	41.2%	(83,678)	(67,843)	(15,835)	23.3%
Provision for income taxes	(19)	(43)	24	(55.8)%	(50)	(43)	(7)	16.3%
Net loss	$(35,703)	$(25,313)	$(10,390)	41.0%	$(83,728)	$(67,886)	$(15,842)	23.3%
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
Revenue, Cost of revenue and Gross profit for the three and nine months ended September 30, 2025 and 2024 are as follows (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue
Product	$505	$764	$(259)	(33.9)%	$1,871	$1,776	$95	5.3%
Service	47	23	24	104.3%	114	90	24	26.7%
Total revenue	552	787	(235)	(29.9)%	1,985	1,866	119	6.4%

Cost of revenue
Product	353	416	(63)	(15.1)%	920	835	85	10.2%
Service	5	4	1	25.0%	34	41	(7)	(17.1)%
Total cost of revenue	358	420	(62)	(14.8)%	954	876	78	8.9%

Gross profit	$194	$367	$(173)	(47.1)%	$1,031	$990	$41	4.1%
Gross profit margin	35.1%	46.6%			51.9%	53.1%
Total revenue for the sale of our Platinum line of instruments, related reagent kits and service maintenance contracts decreased by $0.2 million, or 29.9%, and increased $0.1 million, or 6.4%, for the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024. For the three months ended September 30, 2025, we experienced longer capital sales cycles, largely driven by low or no capital spend budgets at certain customers, primarily from actual and potential budget cuts from the National Institute of Health (“NIH”). For the nine months ended September 30, 2025, revenue was higher, primarily from the contribution of the first quarter 2025 results, which largely occurred before significant NIH funding constraints were announced, as well as general higher momentum in our commercialization efforts year over year in the first quarter.
Total cost of revenue decreased $0.1 million, or 14.8%, and increased $0.1 million, or 8.9%, for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The change in the cost of revenue is based on the relative revenue and volume decreases for the three months ended September 30, 2025 as compared to the to the same period in 2024 and increases in revenue and volume for the nine months ended September 30, 2025 as compared to the same period in 2024.
Gross profit decreased $0.2 million, or 47.1% for the three months ended September 30, 2025 and increased slightly for the nine months ended September 30, 2025 as compared to the same periods in 2024.

Gross profit margin was 35.1% and 51.9% for the three and nine months ended September 30, 2025, respectively, as compared to 46.6% and 53.1% for the same periods in 2024, respectively. This change in margin was primarily based on the mix of products sold during each period and, for the nine months ended September 30, 2025, includes approximately a 1% benefit for inventory utilized that was carried at low or no value that predates the commercial launch of our Platinum line of instruments. There was no such benefit for the three months ended September 30, 2025. The three and nine months ended September 30, 2024 include approximately a 1% and 6% benefit, respectively, for inventory utilized that was carried at low or no value that predates the commercial launch of our Platinum line of instruments. Our gross profit margin will continue to be impacted by this utilized inventory and has also been impacted and may continue to be impacted by inventory acquisition costs. We expect gross profit margin to be variable for the foreseeable future as we work through our continued commercialization efforts.
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
Research and development expenses for the three and nine months ended September 30, 2025 and 2024 are as follows (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Research and development	$13,883	$16,171	$(2,288)	(14.1)%	$42,813	$42,653	$160	0.4%
Research and development expenses decreased by $2.3 million, or 14.1%, for the three months ended September 30, 2025, when compared to the same period in 2024. This decrease was primarily driven by a $1.3 million decrease in payroll and payroll-related costs resulting primarily from the reduction in headcount related to the November 2024 restructuring, a $0.9 million decrease in laboratory supplies expense, a $0.4 million decrease in professional services and consulting fees and a $0.1 million net decrease in other expenses. These decreases were partially offset by a $0.4 million increase in fabrication and outsourced services driven by efforts to support the development of our Proteus platform.
Research and development expenses increased by $0.2 million, or 0.4%, for the nine months ended September 30, 2025, when compared to the same period in 2024. This increase was primarily due to a $4.2 million increase in fabrication and outsourced services driven by efforts supporting the development of our Proteus platform partially offset by a $2.2 million decrease in payroll and payroll-related costs resulting primarily from the reduction in headcount related to the November 2024 restructuring, a $1.0 million decrease in laboratory supplies, a $0.4 million decrease in professional services and consulting fees and a $0.4 million net decrease in other expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of personnel costs and benefits, stock-based compensation, patent and filing fees, consulting and professional services, legal and accounting services, facilities costs, depreciation and amortization expense, insurance and office expenses, product advertising and marketing.
Selling, general and administrative expenses for the three and nine months ended September 30, 2025 and 2024 are as follows (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Selling, general and administrative	$10,707	$12,284	$(1,577)	(12.8)%	$34,484	$36,236	$(1,752)	(4.8)%
Selling, general and administrative expenses decreased $1.6 million, or 12.8%, for the three months ended September 30, 2025, when compared to the same period in 2024. This decrease was primarily due to a $0.8 million decrease in payroll and payroll-related costs, a $0.3 million decrease in tax expense, a $0.3 million decrease in legal fees, a $0.2 million decrease in insurance expense due to lower insurance premiums, a $0.1 million decrease in depreciation expense and a $0.4 million net decrease in other expenses. These decreases were partially offset by a $0.4 million increase in stock-based compensation and a $0.1 million increase in professional services and consulting fees.

Selling, general and administrative expenses decreased $1.8 million, or 4.8%, for the nine months ended September 30, 2025, when compared to the same period in 2024. This decrease was primarily due to a $0.6 million decrease in legal fees. a $0.5 million decrease in payroll and payroll-related costs, a $0.5 million decrease in depreciation expense, a $0.4 million decrease in insurance expense due to lower premiums, a $0.4 million decrease in tax expense, a $0.2 million decrease in software expense and a $0.9 million net decrease in other expenses. These decreases were partially offset by a $1.5 million increase in stock-based compensation expense and a $0.2 million increase in professional services and consulting fees.
Lease Termination Expense, Net
For the three and nine months ended September 30, 2025 and 2024, Lease termination expense, net is as follows (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Lease termination expense, net	$13,577	$—	$13,577	nm(1)	$13,577	$—	$13,577	nm(1)
(1) “nm” indicates change is not meaningful.
Lease termination expense, net, increased $13.6 million for both the three and nine month ended September 30, 2025, when compared to the same periods in 2024. This increase was due to a settlement agreement to terminate the New Haven, Connecticut lease. For further details regarding this settlement, please refer to Note 17. Commitments and Contingencies in the notes to the unaudited Condensed Consolidated Financial Statements.
Legal Settlement Expense, Net of Insurance Proceeds
For the three and nine months ended September 30, 2025 and 2024, Legal settlement expense, net of insurance proceeds is as follows (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Legal settlement expense, net of insurance proceeds	$1,800	$—	$1,800	nm(1)	$5,162	$—	$5,162	nm(1)
(1) “nm” indicates change is not meaningful.
Legal settlement expense, net of insurance proceeds, increased $1.8 million and $5.2 million for the three and nine months ended September 30, 2025, as compared to the same periods in 2024. This increase was due to a $3.4 million preliminary legal settlement being reached for the Delaware Stockholder Litigation in the second quarter of 2025 and a $1.8 million settlement being paid to the prior contract manufacturer that had manufactured the Platinum and Carbon instruments in the third quarter of 2025. For further information on these settlements, please refer to Note 17. Commitments and Contingencies in the notes to the unaudited Condensed Consolidated Financial Statements.

Dividend and Interest Income
For the three and nine months ended September 30, 2025 and 2024, dividend and interest income was derived primarily from fixed income securities and money market mutual funds.
Dividend and interest income for the three and nine months ended September 30, 2025 and 2024 is as follows (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Dividend and interest income	$2,580	$2,688	$(108)	(4.0)%	$7,439	$9,149	$(1,710)	(18.7)%
Dividend and interest income decreased by $0.1 million and $1.7 million for the three and nine months ended September 30, 2025, respectively, as compared to the same respective periods in 2024. These decreases are a result of lower market interest rates on invested capital as well as relative lower invested balances in the three and nine months ended September 30, 2025.
Change in Fair Value of Warrant Liabilities
Warrant liabilities were recorded at fair value as part of the Business Combination. Change in fair value of warrant liabilities primarily consists of the change in the fair value of our Public Warrants and Private Warrants.
Change in warrant liabilities for the three and nine months ended September 30, 2025 and 2024 is as follows (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Change in fair value of warrant liabilities	$1,516	$121	$1,395	1152.9%	$3,923	$917	$3,006	327.8%
For the three months ended September 30, 2025, we recognized $1.5 million of income from the decrease in the fair value of warrant liabilities as compared to $0.1 million of income from the decrease in the fair value of warrant liabilities for the same period in 2024, resulting in an increase in income of $1.4 million, or 1152.9%.
For the nine months ended September 30, 2025, we recognized $3.9 million of income from the decrease in the fair value of warrant liabilities as compared to $0.9 million of income from the decrease in the fair value of warrant liabilities for the same period in 2024, resulting in an increase in income of $3.0 million, or 327.8%.
These changes in the fair value of warrant liabilities were primarily driven by the change in the underlying trading price of our Class A common stock during the periods reported.
Other (Expense) Income, Net
Other (expense) income, net, typically consists of currency revaluations and income from credit card cash rewards programs. Other (expense) income, net, for the three and nine months ended September 30, 2025 and 2024 is as follows (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Other (expense) income, net	$(7)	$9	$(16)	(177.8)%	$(35)	$(10)	$(25)	250.0%
Other (expense) income, net, increased for both the three and nine months ended September 30, 2025 as compared to the same periods in 2024.
Liquidity and Capital Resources

The following table presents a summary of our consolidated cash flows for operating, investing, and financing activities for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine months ended September 30,
	2025	2024
Net cash used in operating activities	$(78,370)	$(64,914)
Net cash used in investing activities	(35,344)	(26,750)
Net cash provided by financing activities	95,369	82
Effect of exchange rate changes on cash and cash equivalents	14	(10)
Net decrease in cash and cash equivalents	$(18,331)	$(91,592)
Net cash used in operating activities
For the nine months ended September 30, 2025, net cash used in operating activities of $78.4 million was primarily due to a net loss of $83.7 million resulting from continued spend on research and development and commercialization efforts, accretion on marketable securities of $6.5 million, a change in fair value of warrant liabilities of $3.9 million which was primarily driven by the change in the underlying trading price of our Class A common stock, and net changes in operating assets and liabilities of $2.8 million partially offset by stock-based compensation of $8.1 million, depreciation and amortization of $3.3 million, a loss on lease termination of $2.3 million and related $1.2 million write-off of construction in process for the New Haven, Connecticut lease, non-cash lease expense of $1.9 million and write-downs of inventory of $1.8 million.
The net cash used in operating activities of $64.9 million for the nine months ended September 30, 2024 was primarily due to a net loss of $67.9 million resulting from continued spend on research and development and commercialization efforts, accretion on marketable securities of $6.5 million and changes in operating assets and liabilities of $3.9 million, partially offset by stock-based compensation of $6.5 million, depreciation and amortization of $3.6 million, write-downs of inventory of $2.4 million and a change in fair value of warrant liabilities of $0.9 million which was primarily driven by the change in the underlying trading price of our Class A common stock.
Net cash used in investing activities
For the nine months ended September 30, 2025, net cash used in investing activities was $35.3 million compared to net cash used in investing activities of $26.8 million for the same period in 2024. This increase in cash used was primarily due to a $33.2 million increase in cash used to purchase marketable securities that was partially offset by a $23.9 million increase in cash provided by the sales and maturities of marketable securities and a $0.6 million decrease in purchases of property and equipment.
Net cash provided by financing activities
For the nine months ended September 30, 2025, net cash provided by financing activities was $95.4 million compared to $0.1 million for the same period in 2024. This increase in cash provided was primarily due to $93.5 million of net proceeds from the issuance of common stock from net direct equity and pre-funded warrant offerings that occurred in January and July of 2025 and a $1.7 million increase in proceeds from the exercise of stock options. Further information regarding the direct equity and pre-funded warrant offerings can be found below under the header Liquidity Outlook.
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
As of September 30, 2025, we had cash and cash equivalents and investments in marketable securities, current and non-current of $230.5 million. Our future capital requirements may vary from those currently planned and will depend on various factors including the pace and success of product commercialization.
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
On August 11, 2023, we filed a universal shelf registration statement on Form S-3 (the “2023 Shelf Registration Statement”) covering the offering of Class A common stock, preferred stock, debt securities, warrants, rights and units. After the closing of the July 2025 Registered Direct Offering, the remaining capacity of the 2023 Shelf Registration Statement was approximately $13.8 million. We filed a universal shelf registration statement on Form S-3 and a subsequent amendment to the Form S-3 (the “2025 Shelf Registration Statement”), on September 26, 2025 and October 9, 2025, respectively, covering the offering of Class A common stock, preferred stock, debt securities, warrants, rights and units.
On December 11, 2024, we entered into an Equity Distribution Agreement (the “Canaccord Sales Agreement”) with Canaccord to sell shares of our Class A common stock having an aggregate offering price of up to $75.0 million, from time to time through an “at-the-market” offering program under which Canaccord acted as sales agent (the “2024 ATM Offering”). We had no obligation to sell any shares under the Canaccord Sales Agreement and could at any time suspend solicitation and offers under the Canaccord Sales Agreement. The 2024 ATM Offering was made pursuant to the 2023 Shelf Registration Statement and a prospectus supplement related to the 2024 ATM Offering dated December 11, 2024. During the year ended December 31, 2024, we sold and issued 23,425,650 shares of our Class A common stock under the 2024 ATM Offering, resulting in gross proceeds of $36.2 million. Net proceeds were $34.8 million after commissions and issuance costs of $1.4 million. We sold no shares of our Class A common stock under the 2024 ATM Offering during the three and nine months ended September 30, 2025. In connection with the July 2025 Registered Direct Offering, we provided written notice, effective as of July 3, 2025, to Canaccord of our election to terminate the Canaccord Sales Agreement for our at-the-market offering. At the time of termination, we had sold 23,425,650 shares of our Class A common stock under the Canaccord Sales Agreement for aggregate gross proceeds of $36.2 million.
On January 3, 2025, we entered into a securities purchase agreement with certain institutional investors in connection with the January 2025 Registered Direct Offering. The gross proceeds from the January 2025 Registered Direct Offering were $50.0 million. After deducting estimated placement agents’ fees and other offering expenses payable by us, net proceeds recorded as of September 30, 2025 were approximately $46.8 million.
On July 3, 2025, we entered into a securities purchase agreement with a certain institutional investor in connection with the July 2025 Registered Direct Offering. The Pre-Funded Warrants were exercised in full on August 1, 2025 at the exercise price of $0.0001 for one share of Class A common stock per Pre-Funded Warrant. The gross proceeds from the July 2025 Registered Direct Offering were $50.0 million. After deducting estimated placement agents’ fees and other offering expenses payable by us, net proceeds as of September 30, 2025 were approximately $46.7 million.
On September 26, 2025, we entered into the Leerink Sales Agreement. We have no obligation to sell any shares under the Leerink Sales Agreement and may at any time suspend solicitation and offers under the Leerink Sales Agreement. The 2025 ATM Offering is being made pursuant to the 2025 Shelf Registration Statement and a prospectus supplement related to the 2025 ATM Offering. During the three and nine months ended September 30, 2025, there were no shares sold under the Leerink Sales Agreement. Shares offered and sold in the 2025 ATM Offering ,if any, will be sold pursuant to the 2025 Shelf Registration Statement.

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
Contractual Obligations
We lease certain facilities and equipment under non-cancellable lease agreements that expire at various dates through 2029. As of September 30, 2025, future lease payments were approximately $5.1 million.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited Condensed Consolidated Financial Statements, as well as expenses incurred during the reporting periods. Our estimates are based on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about items not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Please refer to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 and Note 2. Summary of Significant Accounting Policies in the accompanying notes to the unaudited Condensed Consolidated Financial Statements for a complete description of our significant accounting policies.
Recently Issued Accounting Pronouncements
Please refer to Note 2. Summary of Significant Accounting Policies in the accompanying notes to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations.
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
Interest rate risk
As of September 30, 2025, our marketable securities are comprised primarily of investments in money market funds backed by U.S. government issued securities, U.S. Treasury bills, U.S. government agency bonds and high-quality corporate commercial paper. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Based on the short-term nature of the majority of our holdings, future interest rate changes are not expected to have a material impact on our marketable securities.
Foreign Currency Risk
Presently, we operate our business primarily within the United States, with limited sales outside the United States. To date, we have executed the majority of our transactions in U.S. dollars. In the future, we anticipate expanding into Europe and other locations outside the United States. This expansion may include transacting business in currencies other than the U.S.

Dollar. Despite this, we anticipate conducting limited activity outside the U.S. Dollar in the near term, and therefore foreign currency translation risk is not expected to have a material impact on our unaudited Condensed Consolidated Financial Statements. However, the growth of our operations, scope of transactions outside the United States, and the use of currencies other than the U.S. Dollar may grow in the future, at which point it is possible foreign currency translation will have a material effect on our operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to managing our risk relating to fluctuations in currency rates.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
From time to time, the Company is engaged in legal proceedings in the ordinary course of business. For further information on the Company’s legal proceedings, please refer to Note 17. Commitments and Contingencies in the notes to the unaudited Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
Our business, results of operations, financial condition and cash flows are subject to various risks and uncertainties including the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 3, 2025 and the risk factor described below:

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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 Trading Arrangements
Effective September 9, 2025, in connection with estate planning, Dr. Rothberg, who is a member of the Board, acting on his own behalf and on behalf of entities owned by trusts created for the benefit of his children, entered into a 10b5-1 sales plan (the “Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Sales Plan provides for the sale of up to 8,973,841 shares of the Company’s Class A common stock beginning on January 14, 2026 and shall terminate upon the earliest of (i) January 14, 2027, (ii) the sale of 8,973,841 shares of the Company’s Class A common stock, or (iii) the occurrence of any of the other terminating events set forth in the Sales Plan.
Other than as disclosed above, during the quarter ended September 30, 2025, no other officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
Departure of Certain Officers
On November 3, 2025, Quantum-Si Incorporated (the “Company”) entered into a separation agreement (the “Separation Agreement”) with Todd Bennett, the Company’s Chief Commercial Officer. Pursuant to the Separation Agreement, Mr. Bennett’s employment with the Company will terminate as of November 7, 2025 (the “Separation Date”). Pursuant to the terms of the Quantum-Si Incorporated Executive Severance Plan, the Separation Agreement provides, among other things, that (i) the Company will make a one-time lump sum separation payment to Mr. Bennett in an amount equal to $318,750; and (ii) if Mr. Bennett enrolls in COBRA coverage, the Company will pay the employer portion of Mr. Bennett’s COBRA health insurance for the lesser of the period ending August 31, 2026 or the month in which Mr. Bennett becomes eligible to participate in a subsequent employer’s COBRA benefits. All unvested options and restricted stock units will be forfeited as of the Separation Date. The Separation Agreement also includes a release and waiver by Mr. Bennett and other customary provisions.
The foregoing description of the Separation Agreement is not complete and is qualified in its entirety by reference to the full text of the Separation Agreement, a copy of which is filed as Exhibit 10.5 to this quarterly report on Form 10-Q.
ITEM 6.    EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Quantum-Si Incorporated, as amended.		Form 10-Q (Exhibit 3.1)	8/7/2024

3.2	Amended and Restated Bylaws of Quantum-Si Incorporated.		Form 10-K (Exhibit 3.2)	3/1/2022

4.1	Form of Pre-funded Warrant.		Form 8-K (Exhibit 4.1)	7/7/2025

10.1#	Mutual Release Agreement, dated September 23, 2025, by and between Quantum-Si Incorporated and Winchester Office, LLC.		Form 8-K (Exhibit 10.1)	9/26/2025

10.2	Sales Agreement, dated as of September 26, 2025, by and between Quantum-Si Incorporated and Leerink Partners LLC.		Form S-3 (Exhibit 1.2)	9/26/2025

10.3	Form of Securities Purchase Agreement, by and among Quantum-Si Incorporated and the Purchaser.		Form 8-K (Exhibit 10.1)	7/7/2025

10.4	Form of Placement Agency Agreement between the Company and the Placement Agent.		Form 8-K (Exhibit 10.2)	7/7/2025

10.5+	Separation Agreement, dated as of November 3, 2025 by and between Quantum-Si Incorporated and Mr. Todd Bennett.	X

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

# Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K because they are both (i) not material and (ii) contain the type of information that the Company customarily and actually treats as private or confidential.
+Management contract or compensatory plan or arrangement.

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

QUANTUM-SI INCORPORATED

Date: November 5, 2025	By:	/s/ Jeffrey Hawkins
Jeffrey Hawkins
President and Chief Executive Officer

Date: November 5, 2025	By:	/s/ Jeffry Keyes
Jeffry Keyes
Chief Financial Officer and Treasurer