Form 10-K
period 2025-12-31
Quantum-Si Inc
filed 2026-03-03
CIK 1816431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting equity held by non-affiliates of the registrant (without admitting that any person whose securities are not included in such calculation is an affiliate) computed by reference to the price at which the Class A common stock was last sold as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $286.3 million.
As of February 25, 2026, the registrant had 196,431,273 shares of Class A common stock outstanding and 19,937,500 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

QUANTUM-SI INCORPORATED
FORM 10-K
For the fiscal year ended December 31, 2025

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
Risks Related to Our Business and Industry
•We may not gain commercial traction for our current products, and we may not be able to successfully commercially launch other future products.
•The development and launch of new products may slow or stop existing product revenue in anticipation of superior technology that is pending launch.
•Our ProteusTM platform (“Proteus”) is anticipated to be commercially available by the end of 2026, with an expectation of customer-focused applications and capabilities. If Proteus is not launched within our communicated time frame, or is delivered without the customer-focused applications and capabilities, it could materially impact any potential of long-term financial success and our market credibility.
•If we are unable to establish superior sales and marketing capabilities, we may not be successful in commercializing our products.
•The size of the markets for our products may be smaller than estimated, and new market opportunities may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our products.
•Our use of artificial intelligence and machine learning is subject to evolving laws and regulations and risks associated with unauthorized use, and may not result in the competitive advantages desired, all of which could expose us to competitive risk and legal liability.
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
•Our business will depend significantly on research and development spending by academic institutions and other research institutions, and any reduction in spending, driven by these customers or other third-party funding sources such as the National Institutes of Health, could limit demand for our products and adversely affect our business, results of operations, financial condition and prospects.
•We rely on certain contract manufacturers to manufacture and supply our instruments, components of our instruments, and certain components of our consumable offerings. If these manufacturers should fail or not perform satisfactorily, or for economic or other reasons choose to end business with us, our ability to commercialize and supply our instruments and consumable offerings would be adversely affected.

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

PART I
ITEM 1.    BUSINESS
Overview
Quantum-Si Incorporated (including its subsidiaries, “Quantum-Si”, “QSI”, or the “Company”) was incorporated in Delaware on June 10, 2020 as HighCape Capital Acquisition Corp. (“HighCape”). The Company’s legal name became Quantum-Si Incorporated following a business combination on June 10, 2021 between the Company and Q-SI Operations Inc. (formerly Quantum-Si Incorporated) (the “Business Combination”), which was founded in 2013.
We are a life sciences company focused on proteomics research, with the mission of transforming single-molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell. We have developed a proprietary, universal, single-molecule detection platform that we are applying to proteomics to enable next-gen protein sequencing (“NGPS”) to sequence proteins in a massively parallel fashion (rather than sequentially, one at a time), which can also be used for the study of nucleic acids. We believe in the ability to sequence proteins in a massively parallel fashion and offer a fast analysis time which provides NGPS with the potential to unlock significant biological information through improved resolution and unbiased access to the proteome at a speed and scale not available today. Traditionally, proteomic workflows to sequence proteins required days or weeks to complete. Our current platform includes our Platinum® NGPS line of instruments, Platinum Analysis Software and consumable kits for use with our Platinum line of instruments. In 2021, we introduced our Platinum early access program to sites with participation from leading academic centers and key industry partners. The early access program introduced the Platinum single-molecule sequencing system to key opinion leaders across the globe for both expansion and development of applications and workflows. We began a controlled launch of the Platinum instrument and started to take orders in December 2022, subsequently began a controlled commercial launch of Platinum in January 2023 and then moved to a full commercial launch of Platinum beginning in the second quarter of 2024. In January 2025, we announced the launch of our Platinum Pro benchtop sequencer. First shipments of Platinum Pro occurred in March 2025.
We believe our platform offers a differentiated solution in a rapidly evolving proteomics tools market. Within our initial focus market of proteomics, our platform is designed to provide users a seamless opportunity to gain key insights into the immediate state of biological pathways and cell state. Our platform aims to address many of the key challenges and bottlenecks with legacy proteomic solutions, such as mass spectrometry (“MS”), which include high instrument costs both in terms of acquisition and ownership, and complexity with data analysis, which together limit broad adoption. We believe our platform, which is designed to streamline sequencing and data analysis at a lower instrument cost and with greater automation than legacy proteomic solutions, could allow our product to have wide utility across the study of the proteome. For example, our platform could be used for biomarker discovery and disease detection, pathway analysis, immune response, vaccine development, quality assurance and quality control, among other applications.
Our team has decades of cumulative experience in developing, commercializing and scaling tools in the life sciences industry. Our management team has previously employed similar approaches at other companies to launch other disruptive technologies, including market leading next-generation DNA sequencing technologies. We believe this experience will allow us to introduce our platform in a structured manner to demonstrate its use, value and practicality, while working directly with our customers, to help ensure a positive experience.
In November 2025, we presented an updated technology and product roadmap that we believe positions us to be a leader in proteomics, including instrumentation, consumable kits and software tools. We intend to continue to execute on this roadmap through a combination of internal development programs and external partnerships to bring to market the most comprehensive proteomics platform in our industry.
Most importantly, this roadmap includes the development of ProteusTM, our next-generation platform, which was announced in November 2024, and that we anticipate launching by the end of 2026. Proteus aims to provide single-molecule, amino acid level resolution while also providing significantly higher sequencing output per sample, increased sample throughout per run, automation of the sequencing workflow and automated data analysis as compared to Platinum Pro. The Proteus platform is being developed to be a modular, scalable system that allows for expansion in the overall platform, the number of consumables that can be processed concurrently and the overall output of sample data from the platform. The first generation of Proteus and associated sequencing consumables are anticipated to include motion control, liquid handling, and a new on-board single optical system with the ability to accept a new consumable chip that has approximately 80 million features. We believe this new platform will provide much deeper insights while simplifying and significantly reducing the cost of the underlying consumable. In addition, during our presentation in November 2025, we provided data demonstrating the wide range of potential proteomics applications that are addressable with our proprietary, single-molecule, kinetic detection technology.
Once launched, we believe that Proteus will be the most comprehensive proteomics platform in our industry.
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
•Drug discovery and development: identification of drug candidates, novel drug delivery systems, and aid in drug development including potential clinical applications;
•Biomarker discovery: identification of protein markers for disease identification and management;
•Personalized medicine: tailoring of disease treatment based real-time proteomic data;
•Industry / agriculture: bioproduction and study of plant-pathogen interaction (e.g. crop engineering for drought resistance);
•Food science: identification of allergies, understanding an improvement of nutritional values and food quality and safety control; and
•Defense: screening of potential harmful substances and compounds, including potential early detection applications.

Limitations of Legacy Proteomic Technologies

There is higher diversity and level of complexity related to proteins than genes. Depending on the combination of genes, specific proteins are built to perform specialized functions in the body. A single gene can encode multiple proteoforms depending on the role the protein will ultimately play in the cell. Protein synthesis happens in two stages. First is transcription, where DNA is converted into messenger RNA (“RNA”). Second is translation, where a cell’s ribosomes read the RNA instructions to assemble the protein. An increase in the complexity of the proteome is facilitated by post translational modifications (“PTMs”) where pieces of the protein are modified to either activate or inactivate the protein as part of a signaling pathway to localize the protein to a certain cellular compartment. Legacy proteomic techniques can be grouped into three general categories: Mass Spectrometry, Affinity-based Methods and Sequencing via Edman Degradation.

•Mass Spectrometry. MS is a method for the mass determination and characterization of proteins and, for more than a decade, has been the dominant tool for unbiased protein analysis. MS workflows allow for the interrogation of individual peptides and protein sequences; however, these techniques are generally complex, lengthy, utilize expensive equipment, and require extensive data analysis by specially trained staff. MS instruments can cost $1,000,000 or more per new instrument and given the technical staff required for performing the process and analyzing the resulting data, the use of MS is often constrained to large, centralized core laboratories. In addition, current sensitivity and dynamic range restrictions of MS also make it difficult to use with liquid samples and restrict the ability to analyze at single-molecule resolution or the ability to deeply integrate a protein. Taken together, these factors limit the broad scale adoption of MS in the market.
•Affinity-Based Methods. Affinity-based methods are effective when specific proteins or epitopes of interest are known. Affinity-based methods use a variety of molecules, such as antibodies or aptamers, which bind to specific regions, rather than individual amino acids, and therefore may not detect the presence of a protein variant. For instance, the average binding site of an affinity reagent is an epitope with a length of 5 to 8 amino acids, whereas the average length of a human protein is approximately 470 amino acids. Changes or modifications to the protein may prevent the affinity reagent from binding, resulting in missed identification or false negative results. In addition, affinity reagents do not recognize differences in protein structure outside of the targeted binding site making them ineffective at differentiating protein variants. These fundamental challenges limit the ability of affinity-based methods to accurately survey the full complexity of the proteome. Furthermore, affinity-based methods when applied to highly multiplexed analysis of proteins, requires the use of expensive DNA sequencing instrumentation and reagents to resolve barcodes necessary to complete the analysis process. This additional step and instrumentation requirement often limits the use of these high-plex methods to large, core laboratories that have the required infrastructure and data analysis capabilities in their laboratories.
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

Today, our protein sequencing platforms, Platinum and Platinum Pro, address these market challenges in two distinct ways. First, our single-molecule, amino acid level resolution capability allows researchers to deeply characterize proteins including protein isoforms, variants and PTMs, types of analysis that are either very difficult to perform or not feasible at all using affinity-based methods or MS. This makes Platinum and Platinum Pro a valuable complement to current technologies used in proteomics core laboratories. Second, our instrument has a low capital cost and includes automated data analysis, easing adoption in both core laboratories and smaller research laboratories looking to insource their proteomics work saving time and budget compared to sending samples to core laboratories. For countries with limited or no core laboratory infrastructure, our platform, in some cases, represents the only advanced proteomics instrument local researchers can implement.

Looking to the future, we believe our Proteus instrument and core technology will be able to address a broad range of proteomics analysis methods, thereby limiting the need for a laboratory to own multiple, specialized platforms. Proteus will provide single-molecule, amino acid level resolution, as Platinum and Platinum Pro currently do, while also offering significantly higher sequencing output per sample, increased sample throughput per run, automation of the sequencing workflow and automated data analysis. We believe the Proteus platform will enable laboratories to perform a broad range of proteomics analysis methods on a single instrument, potentially displacing key instruments found in a core lab today.

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
Overview of the Protein Sequencing Process
The protein sequencing process starts with a step called library prep. The first step in library prep is to digest the proteins into smaller fragments called peptides. In the second part of the library prep process, a linker is attached to the end of the peptide. This linker is designed to attach to the bottom of the reaction well in our sequencing consumable. Once the library prep process is complete, the user then sets up the sequencing step. In this step, the prepared library is combined with sequencing reagents and introduced into a chamber in our sequencing consumable. The sequencing consumable contains millions of features, each capable of performing a single-molecule sequencing reaction. The sequencing reagents contain amino acid recognizers, enzymes that remove terminal amino acids and other buffers. A single recognizer is capable of uniquely identifying more than one amino acid. Our technology is designed to accurately determine the recognizer by its unique kinetic signature. After removing the terminal amino acid, the recognition process repeats until the full peptide chain is sequenced. While traditional single-molecule platforms rely on a single measurement for the detection of an event, the advantage of our approach is that our technology can obtain tens to hundreds of data points for each amino acid. Cumulatively, we expect the multiple measurements to deliver high amino acid call accuracy. We believe we are the first company to have successfully commercialized a NGPS product.

Common biological questions researchers use NGPS to answer include the following:

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
Our Current Product Offering Consists of the Platinum and Platinum Pro Instruments, Library Preparation and Barcoding Kits, Sequencing Kit and Platinum Analysis Software

Instruments

Platinum - NGPS Instrument

QUANTUM SI™
Quantum-Si Platinum | N12247006BM
N12247006BM
Runs
Chip Check
Settings

We believe Platinum was the first-to-market NGPS instrument. While traditional instruments like MS can cost up to $1,000,000 or more per new instrument, our Platinum device is currently priced at approximately $85,000. Platinum is designed to provide single-molecule, amino acid level resolution with a streamlined workflow, including automated data analysis, making it accessible to researchers in all laboratory types.

Platinum Pro - NGPS Instrument

In January 2025, we announced the launch of Platinum Pro with first shipments occurring in March 2025. Platinum Pro provides the same technology capabilities of Platinum (single-molecule, amino acid resolution) and includes an enhanced user interface, cloud or on-instrument data analysis and an available “Pro Mode”, an option for customers who want to build custom analysis methods utilizing the power of our single-molecule, kinetic detection technology. Platinum Pro is currently priced at approximately $120,000.

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

Sequencing Kit

Our Sequencing Kit contains the reagents and consumables used to perform NGPS on the Platinum or Platinum Pro instrument. In the currently marketed kit, the consumable is a semiconductor chip with two million features.

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

Our Platinum Pro instrument offers a combination of cloud-based and on-instrument software and data analysis tools to address situations where customers have limited or no ability to access to the cloud environment.

Our Competitive Strengths

We believe that our competitive strengths include the following:

•Differentiated technology with broad applicability across a range of proteomics analysis methods. At the core, our technology provides single-molecule, kinetic detection of individual amino acids. By enabling single-molecule detection, we are not reliant on ensemble measurements, which can often vary from sample to sample and even run to run. Amino acid level resolution allows researchers to deeply characterize proteins including protein isoforms, variants and PTMs, all types of analysis that are either very difficult to perform or not feasible at all using affinity-based methods or MS. Finally, our ability to detect the kinetic signatures of amino acid recognizers can be extended to other detection molecules including engineered proteins, nanobodies or antibodies. Looking to the future, we believe that our core technology will be able to address a broad range of proteomics analysis methods, thereby limiting the need for a laboratory to own multiple, specialized platforms.
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

•Robust patent protection. We have a strong intellectual property strategy in which we have 402 issued patents and 348 pending applications as of December 31, 2025. In addition, we believe many of our pending and issued patents include foundational technology in the proteomics field.

•Experienced Life Science Management team and Board of Directors with significant experience in healthcare. We have a world-class management team and Board of Directors, including our chairman, executive officers, and other senior management with decades of cumulative experience in the healthcare and life sciences end-markets. We believe this leadership team positions us as a potentially disruptive force in creating a new market of next-generation protein sequencing.

Our Strategies

Our strategies include the following:

•First-to-market using a phased approach to broad commercialization and adoption of our Proteomics solutions. In December 2022, we initiated a controlled launch of Platinum for RUO, subsequently began a controlled commercial launch of Platinum in January 2023, and then moved to a full commercial launch of Platinum beginning in the second quarter of 2024. In January 2025, we announced the launch of our Platinum Pro benchtop sequencer. First shipments of Platinum Pro occurred in March 2025. Members of our team have previously utilized a similar phased launch approach to successfully launch and drive long-term adoption of other disruptive technologies. We believe this approach has allowed us to introduce our platform in a structured manner to demonstrate its use and practicality, while working directly with our key potential customers and industry thought leaders to help ensure a positive experience. Our leadership team has decades of cumulative experience working directly in the life sciences industry with many of the companies and research centers that have the potential to become customers. With this first-to-market approach, we believe we are creating market awareness for amino acid resolution of protein sequencing, allowing us to grow our user base and awareness with our Platinum and Platinum Pro line of instruments, which will allow us to leverage this robust awareness for our Proteus launch, which is anticipated to launch by the end of 2026.

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

•Continued technical innovation to drive product enhancements, new products, and additional applications. Our leadership team has deep expertise in technology development and commercialization in the life sciences and diagnostics markets. Since the launch of our Platinum instrument, we have delivered a steady cadence of new products including Library Prep Kits, a Barcoding Kit, Sequencing Kits and software workflows including protein inference and variant caller. In January 2025, we announced the launch of Platinum Pro with first shipments occurring in March 2025. We aim to continually innovate and deliver new products, product enhancements, applications, workflows, and other tools to enable our customers to leverage the power of NGPS at scale. See “Product Roadmap” below for further information.

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

•Build an ecosystem that delivers platform consolidation and a streamlined customer experience. Given the complexity of analyzing the proteome, customers often own and must manage many specialized instruments each addressing a subset of their research needs. Many of the associated laboratory workflows are also highly manual and require specialized facilities and staff. We believe that our core technology can address the broadest range of proteomics analysis methods in the market and through partnerships and internal development programs, including the development of Proteus, we will be able to simplify the customer experience through platform consolidation and greater workflow automation.

•Maintain a strong intellectual property portfolio for existing and new technologies. We have a broad and deep patent protection strategy, which includes 402 issued patents and 348 pending applications as of December 31, 2025, including certain foundational IP around proteomics. Protection of our intellectual property is a strategic priority for the business; we have taken, and will continue to take, steps to protect our current and future intellectual property and proprietary technology. We believe our broad patent portfolio and continued rigorous patent protection strategy will help to allow us to focus on our key priorities of commercializing our platform, continuing to innovate with new technologies, and preventing fast-followers.

Commercial Strategy

As we continue to commercialize our platforms, we plan to build out our commercial infrastructure to sell and support our products, across a growing number of market segments and geographies. Presently, we have a direct sales force in the United States, with a combined direct and distributor approach in Europe, and distributor relationships in certain global, key markets.
Our leadership team has decades of experience bring new technologies to the market and working directly with many of the companies and research centers that have the potential to become customers. Our commercial strategy includes the following areas of focus.

1.Continue to build our direct sales and support infrastructure in the U.S. and Western Europe. We plan to continue to build our commercial and operational infrastructure to sell and support our platform as we seek to grow market awareness of our Platinum and Platinum Pro platform adoption in these regions. In addition to our direct investments, we will continue to evaluate opportunities to partner with leading companies to augment our commercial footprint while minimizing the level of direct investment required.
2.Commercial partnerships. In November 2024, we announced a North American distribution agreement with Avantor to distribute the Platinum Pro and related consumables. Avantor is a leading distributor of life sciences products with established relationships in our target market segments.
3.Geographic partnerships. We exited 2025 with international distribution partners spanning many countries across Europe, Middle East, Africa, Asia Pacific and South America. Each of our international partners brings a depth of local expertise in the fields of genomics and proteomics and have experience bringing new technologies to market. We expect to continue to expand this international network in 2026 as we continue to grow market awareness for our Proteus platform, which we anticipate launching by the end of 2026.
4.Technical and scientific support. We believe that a key to successfully commercializing a new technology like NGPS, is providing high quality technical and scientific support to customers. We use a mix of field-based and in house scientific staff to support our customers through all phases of the commercial process from pre-sales, to training and onboarding and through post-sales support. We will continue to invest in this area in both our direct markets and regionally to support our geographic partners as appropriate.
5.Key opinion leaders (“KOL”) and evidence generation. We believe our platform has the capability to enable users to generate a depth of proteomic information that until our launch, was not available. We work closely with KOLs in the development and commercialization of our products, including supporting research studies that lead to the presentation and/or publishing of data using our technology. We plan to continue to invest in research studies and scientific collaborations to generate scientific evidence that supports the importance and utility of NGPS in proteomics research.
6.Technology access program. We believe our core technology has broad utility across the field of proteomics research. While our internal R&D focus is on the development and commercialization of NGPS, we believe there would be interests from potential customers and strategic partners, to leverage our single-molecule, kinetic detection capabilities for other proteomics applications. To support that work, we initiated a “Technology Access Program” that allows customers to engage directly with our R&D scientists to explore custom applications of our core technology in support of their on-going research efforts.

Product Roadmap

We believe that our product and technology roadmap and internal development processes position us as a leader in the proteomics market. Since the launch of Platinum in December 2022, we have executed numerous product launches across instruments, Library Prep Kits, Sequencing Kits and software tools. This steady cadence of technological advancements ensures our customers have a continuous flow of new capabilities that enable them to pursue their research interests to the fullest. The following roadmap includes innovations across all areas of our technology and provides a timeline of actual and anticipated product launches through 2026:

In addition, in November 2024, at our investor and analyst day, we laid out a long-term product and technology roadmap, including our Proteus platform and core technology to address the broadest range of proteomics applications in the market today. Subsequently, in November 2025, we provided an update on the development of the Proteus platform, presenting meaningful traction and milestones achieved in relation to the development, as well as outlining our estimated development and commercialization milestones timeline on the path to the anticipated launch of Proteus by the end of 2026.

2026 Estimated Proteus Development and Commercial Milestones

1.Sequencing Instrumentation and Consumables. In January 2025, we launched Platinum Pro, a new generation of instrumentation that utilizes our current technology architecture, namely a semiconductor chip. Looking to the future, our Proteus platform will introduce a new instrument and consumable architecture that is being designed to scale the sequencing output per sample from two million features per consumable today, to billions of features per consumable in the future. The first generation of Proteus and associated sequencing consumables, which is anticipated to be ready for launch by the end of 2026, is being designed to have a new on-board single optical system with the ability to accept a new consumable chip having approximately 80 million features.

2.Library Preparation. In December 2025, we launched version 3 of our Library Preparation Kit which now requires 200 nanograms or less of total protein input, which is a 100-fold improvement over the prior library preparation kit.

3.Sequencing Chemistry. Our current Sequencing Kit recognizes 15 of the 20 known, naturally occurring, amino acids accounting for up to 75% of amino acids in the proteome. We are continuing to evolve our sequencing chemistry with key areas of focus being amino acid coverage, sequence speed and depth, amongst other parameters that includes use of tools, such as artificial intelligence and our rich database of protein sequencing information to accelerate this process. For example, at our November 2025 Investor & Analyst Day, with the use of these new tools and processes, we showcased a roadmap that includes recognition of all 20 amino acids by the end of 2026.

4.Software. Our core technology is single-molecule, kinetic detection at the amino acid level. Each of our amino acid recognizers exhibits a unique kinetic signature. Utilizing artificial intelligence, we can continuously train our models and improve the accuracy of the database used to interpret these kinetic signatures, resulting in higher data output and accuracy. We expect to continue to evolve this aspect of our software in addition to continuing to evolve our analysis workflows, data visualizers and other software tools to add value for our customers.

Proteus™
QUANTUM SI
Proteus 2.0 (up to 10B)
Proteus™
QUANTUM SI
Proteus Plus (up to 320M)
Proteus™
QUANTUM SI
Proteus (80M+)

Platinum Pro offers a consumable chip with 2 million features. Proteus is anticipated to launch with a new on-board, single-optical system with the ability to accept a new consumable chip having approximately 80 million features. The Proteus Plus and Proteus 2.0 platforms are expected to launch having feature sets of up to an estimated 320 million and 10 billion features, respectively, based on long-term development initiatives.

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

We purchase some of our components and materials used in manufacturing, including the underlying wafers for our semiconductor chip as well as other critical manufacturing steps, from single-source suppliers. We believe alternatives would be available; however, it will likely take a significant amount of time to identify and validate replacement components, which could negatively affect our ability to supply our products on a timely basis. To mitigate this future risk, we and our third-party contractors attempt to carry a significant inventory of our critical components. However, any transaction disruptions in these suppliers and potential associated ramp up time of a new supplier would result in a supply disruption that could impact our business. In addition, any strategic decision to slow, pause, or stop the manufacturing of any core supply based on assumptions of adequate safety stock that subsequently proves to be an incorrect estimate of supply needs could result in a supply disruption due to the inability to ramp up or ramp down processes.

Our instruments are developed and designed by us but have historically been manufactured by a third-party contract manufacturing partner. Overall, we believe our manufacturing strategy is efficient and conserves capital. However, we do not have long-term supply or manufacturing commitments from all our suppliers or manufacturers, and some of our products and components are currently supplied on a purchase order basis. In addition, we expect we will need to increase the supply and manufacturing of our products as we continue to grow. If we are unable to maintain manufacturing at our contract manufacturing partners, it will affect our ability to produce instruments which would harm our research and development efforts and commercial operations. In the event that it becomes necessary to utilize a different contract manufacturer or suppliers for our products, now or in the future, we may experience additional costs, delays and difficulties in doing so, and our business could be harmed.

Certain processes related to our semiconductor chip technology are developed by us but manufactured by a third-party partner. Throughout 2024 and 2025 we were in the process of transitioning a portion of key activities to a new partner, resulting in completed wafers with surface coatings usable for commercial purposes, but not fully optimized for long-term production or a fully sustainable process. With the development and anticipated launch of the Proteus platform by the end of 2026, which will introduce a new consumable architecture, we have determined there is not sufficient justification to fully optimize our semiconductor process for long-term manufacturing. If we are unable to consistently manufacture from this less than fully optimized semiconductor chip surface coating process at this new contract manufacturer, it may affect our ability to supply semiconductor chips, affecting the commercial availability of our Sequencing Kit and our ability to complete development activities that allow us to improve the throughput of our platforms, which could ultimately harm our ability to deliver consumable sequencing kits to our customers, both of which would harm our research and development efforts and commercial operations.

Human Capital Management

Our people are a key pillar of our success, and we have structured our organization to maximize productivity and performance. Our future success largely depends upon our continued ability to attract and retain highly-skilled employees. We believe in attracting, developing and retaining diverse talent, and each individual, regardless of their role, impacts our progress. As of December 31, 2025, we employed 138 full-time employees in the United States and 7 full-time employees internationally. In addition, we utilize Professional Employment Organizations (“PEOs”) to provide labor for certain key activities outside the United States. None of our employees are covered by collective bargaining agreements. We understand our success depends on our highly talented employees, and our human capital management practices focus on attracting and retaining an engaged workforce.

Mission and Core Values. Our mission is to bring single-molecule proteomics to every lab, everywhere. We are committed to pioneering a new generation of technology to democratize protein sequencing so scientists can generate deeper insights faster. Employees are made aware of our values - Embrace Change, Stand Up, Speak Up, Never Settle, and Succeed Together. These values are the basis of our actions and decisions.

Employee Engagement. We have implemented an annual employee survey process to gather valuable feedback from our team. This feedback helps us strengthen our organization and foster an environment where every contribution matters and employees feel truly valued.

Training and Development. We actively listen to our employees to understand their training needs and support their professional growth. Employees are encouraged to take full advantage of our training platform, which offers a wide range of online learning courses. In addition, we conduct monthly seminars to keep employees informed about company updates and initiatives.

Compensation and Benefits. Life sciences companies, both large and small, compete for a limited number of qualified applicants to fill specialized positions. To attract qualified applicants and retain employees, we offer a total rewards package consisting of base salary, cash bonus and equity compensation. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. In addition, we provide a comprehensive benefits package inclusive of medical, dental and vision healthcare coverage, including company-paid contributions into a Health Savings Account for those employees enrolled in our High-Deductible Medical Plan option. Additional employee benefits include, life insurance and disability coverage, 401(k) investment plans, tax advantaged savings account, generous paid time off and leave of absence policies, employee assistance programs and wellness programs.

Employee Health and Safety. We prioritize the health and safety of our employees through comprehensive training programs covering general, chemical and biological safety. We continuously monitor guidance from federal and local authorities and have implemented strict policies and guidelines to ensure a safe workplace environment.

Competition

We face significant competition in the general life sciences technology market. We currently compete with life sciences technology and diagnostic companies supplying components, products and services that serve customers engaged in proteomics analysis. Most notably, these companies include Agilent Technologies, Bio-Rad Laboratories, Danaher, Luminex, Merck KGaA (and its subsidiary MilliporeSigma) and Thermo Fisher Scientific. In addition, there may be other non-publicized proteomics programs in development that we are not aware of.

We also may compete with a number of emerging growth companies that have developed, or are developing, proteomic products and solutions, such as Nautilus Biotechnology, Olink Proteomics (acquired by Thermo Fisher Scientific), Quanterix, Seer and SomaLogic (acquired by Illumina, Inc.). In addition, there are a number of privately-held entities working on similar technologies as ours.

We believe there are currently no commercially available NGPS platforms beyond our Platinum and Platinum Pro systems. The legacy proteomics market today is largely served by companies offering a variety of analytical instruments, such as MS and associated reagents and consumables. There are also a number of companies providing proteomic analysis services and have developed or are developing novel proteomic technologies. Additional competing products may emerge from various sources, including life sciences tools, diagnostics, pharmaceutical and biotechnology companies, third-party service providers, academic research institutions, governmental agencies and/or public and private research institutions, among others. Many of the companies with which we compete have substantially greater financial, operational and sales channel resources than we have.

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
We believe there are currently no other commercially available products providing the same level of analysis at the same scale and sensitivity our platform provides. Further, we have continued to enhance our position through our ongoing product development, including our Proteus platform, commercial strategy, deployment of new and updated products as well as ongoing collaborations and partnerships with key thought leaders.
Intellectual Property
Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patents, trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies.
Patented Technologies
The patents owned and in-licensed by us provide comprehensive coverage of our peptide sequencing and nucleic acid sequencing processes and are directed to aspects including instrument and laser light source architecture, pixel design, waveguide architecture, lifetime and color discrimination methods, machine learning and surface chemistry. We have developed a portfolio of issued patents and pending patent applications directed to commercial products and technologies for potential development. We believe our intellectual property is a core strength of our business, and our strategy includes the continued development of our patent portfolio as we develop and introduce new technologies.

Patent Portfolio
As of December 31, 2025, we own 402 issued patents and 348 pending patent applications. Of our 402 issued patents, 111 were issued U.S. utility patents. These issued patents have expected expiration dates ranging between 2034 and 2043.
As of December 31, 2025, of our 348 pending patent applications, 69 were pending U.S. utility patent applications, 4 of which were allowed. In addition, we own 291 issued patents in foreign jurisdictions, including Australia, Brazil, China, Europe, Hong Kong, India, Japan, Malaysia, Mexico South Korea and Taiwan, and 279 pending patent applications in foreign jurisdictions, including Australia, Canada, China, Europe, Hong Kong, India, Israel, Japan, South Korea, Malaysia, Mexico, Singapore, Taiwan and Thailand, 10 of which were allowed.
Going forward, we will continue to evaluate the potential for filing patents for new intellectual property, as well as strategic adjustments of our existing portfolio to maximize our market position, as well as effective deployment of capital to maintain our existing portfolio.
Trademark Portfolio
We also protect important marks through trademark registrations. As of December 31, 2025, we owned 76 trademark registrations and 61 trademark applications, of which 17 are U.S. trademark applications, Twelve of the U.S. trademark applications have been allowed.
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
Government Regulation
Life Sciences Research Use Only Technologies
Our protein sequencing products are currently intended for RUO applications, although the systems may provide data to customers and other third parties engaged in the research and development of potential diagnostic and therapeutic products and services for which they may later pursue clearance, authorization or approval from regulatory authorities, such as the U.S. Food and Drug Administration (“FDA”). All our products are labeled “For Research Use Only,” and are sold to academic and research life sciences institutions conducting basic and translational research, and biopharmaceutical and biotechnology companies for non-diagnostic and non-clinical purposes.
Under a long-standing FDA regulation, products intended for RUO and are labeled as RUO are not regulated by the FDA as in vitro diagnostic (“IVD”) devices and are not subject to the regulatory requirements discussed below for medical devices. RUO products may therefore be used or distributed for research use without obtaining FDA clearance or approval. Such products must bear the statement: “For Research Use Only. Not for Use in Diagnostic Procedures.” RUO products also cannot make any claims related to safety, effectiveness or diagnostic utility, and they cannot be intended for human clinical diagnostic use.
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
The Federal Trade Commission (“FTC”) also oversees the advertising and promotion of our current and future products pursuant to its broad authority to police deceptive advertising for goods or services within the United States. Under the Federal Trade Commission Act, the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices and management of entities engaged in commerce. In the context of performance claims for products, compliance with the FTC Act includes ensuring that there is scientific data to substantiate the claims being made, that the advertising is neither false nor misleading, and that any user testimonials or endorsements disseminated related to the goods or services comply with disclosure and other regulatory requirements. In addition, with respect to products that are marketed as in vitro diagnostic or clinical products, FDA’s regulations applicable to medical device products prohibit them from being promoted for uses not within the scope of a given product’s intended use(s), among other promotional and labeling rules applicable to products subject to the FDCA.
The FDCA and FDA’s implementing regulations define a medical device as an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent or other similar or related article, including any component part or accessory, which is (i) intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, or (ii) intended to affect the structure or any function of the body of man or other animals and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes. IVDs are a type of medical device and include reagents and instruments used in the diagnosis or detection of diseases, conditions or infections, including, without limitation, the presence of certain chemicals, genetic information or other biomarkers. Predictive, prognostic and screening tests can also be IVDs.
Medical devices, including IVD products, must undergo pre-market review by, and receive clearance or approval from, the FDA prior to commercialization, unless the device is of a type exempted from such review by statute, regulation, or an FDA exercise of enforcement discretion. The FDA classifies medical devices into three classes based on risk with Class I being the lowest risk and Class III being the highest risk. The FDA generally must clear or approve the commercial sale of most new medical devices that fall within product categories designated as Class II and III. Commercial sales of most Class II and III medical devices within the United States must be preceded either by pre-market notification and FDA clearance pursuant to Section 510(k) of the FDCA (Class II) or by the granting of a pre-market approval (“PMA”) (Class III), after a pre-market application is submitted. Both 510(k) notifications and PMA applications must be submitted to FDA with significant user fees, although reduced fees for small businesses are available. Class I devices are generally exempt from pre-market review and notification, as are some moderate-risk Class II devices. Manufacturers of all classes of devices must comply with FDA’s Quality System Regulations (“QSR”), establishment registration, medical device listing, labeling requirements, and medical device reporting (“MDR”) regulations, which are collectively referred to as medical device general controls. Class II devices may also be subject to special controls such as performance standards, post-market surveillance, FDA guidelines, or particularized labeling. Some Class I and Class II devices may be exempted by regulation from the requirement of compliance with substantially all of the QSR.
Moreover, as electronic and digital medical devices have become increasingly connected to the Internet, hospital networks and other medical devices to provide features that improve health care and patient accessibility, FDA and other regulatory authorities have recognized that those same features also increase the risk of cybersecurity threats. These types of medical devices may be vulnerable to cybersecurity incidents that could potentially impact the safety and effectiveness of the device, and device manufacturers are responsible for identifying cybersecurity risks and hazards associated with our products. In recent years, the FDA has increased its scrutiny of this issue as part of the review and marketing authorization process for new medical devices; the agency also monitors reports of cybersecurity incidents as part of its post-marketing device surveillance activities. In addition, as part of the Consolidated Appropriations Act for 2023, signed into law on December 29, 2022 (P.L. 117-328), Congress created new pre-market requirements for developers of “cyber devices,” defined as medical devices that include software, connect to the Internet and contain any technological features that could be vulnerable to cybersecurity threats.
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
•operating restrictions;
•injunctions or consent decrees; and
•civil or criminal prosecution.
A company, any contract manufacturers and some suppliers of components or device accessories would also be required to manufacture medical device products in compliance with current Good Manufacturing Practice requirements set forth in the QSR, unless explicitly exempted by regulation, should we develop and seek regulatory authorization for one or more diagnostic intended uses for our products. The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and includes extensive requirements with respect to quality management and organization, device design, buildings, equipment, purchase and handling of components or services, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing and record keeping. The FDA issued a final rule that amends its implementing regulations in order to harmonize the QSR with ISO 13485:2016; the rule changes were effective on February 2, 2026. Although the harmonization process is not expected to have a significant impact on the quality system compliance operations of device manufacturers because most requirements described in the QSR correspond to requirements set forth in ISO 13485:2016, device manufacturers will likely need to revise certain quality system procedures to ensure compliance with the harmonized regulations. Any failure to make such revisions or adapt to the harmonized regulations, once they become effective, may result in observations of non-compliance during facility inspections by the FDA or comparable regulatory authorities.
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
U.S. and European Data Security and Data Privacy Laws
All U.S. states have enacted legislation protecting the privacy and security of “personal information” such as identifiable financial or health information, social security numbers, credit card information and other personally identifiable information. These laws overlap and apply simultaneously with federal privacy and security requirements and regulated entities must comply with all of them. The California Consumer Privacy Act (“CCPA”) went into effect January 1, 2020, and is one of the most restrictive state privacy laws, protecting a wide variety of personal information and granting significant rights to California residents with respect to their personal information. Regulations under CCPA have been modified several times and continue to be modified. Additionally, a new privacy law, the California Privacy Rights Act, (“CPRA”) was approved by California voters in the election of November 3, 2020 and went into effect in January of 2023. The CPRA modified the CCPA significantly, and may result in further uncertainty, additional costs and expenses stemming from efforts to comply with this law, and increases the potential for harm and liability for failure to comply. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, which is enacting new regulations and has expanded enforcement authority. Other states in the U.S. have implemented or are considering privacy laws similar to CCPA. Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Montana, New Jersey, Oregon, Tennessee, Texas, Utah and Virginia have enacted similar data protection laws to California and other U.S. states have proposals under consideration, increasing the regulatory compliance risk. In dealing with health information for the development of our technology or for commercial purposes, we will be indirectly affected by HIPAA and state-imposed health information privacy and cybersecurity laws because these laws regulate the ability of our potential customers and research collaborators to share health information with us. Additionally, we must identify and comply with all applicable state laws for the protection of personal information with respect to personal information that we collect.
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
Other Governmental Regulation
We are subject to laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials and we incur expenses relating to compliance with these laws and regulations. For example, the U.S. Occupational Safety and Health Administration (“OSHA”) has established extensive requirements relating specifically to workplace safety for employers in the United States. This includes requirements to develop and implement multi-faceted programs to protect workers from exposure to blood-borne pathogens, including preventing or minimizing any exposure through needle stick injuries. For purposes of transportation, some biological materials and laboratory supplies are classified as hazardous materials and are subject to regulation by one or more of the following agencies: the U.S. Department of Transportation, the U.S. Public Health Service, the United States Postal Service and the International Air Transport Association. We generally use third-party vendors to dispose of regulated medical waste, hazardous waste and radioactive materials that we may use during our research.
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
Outside of the European Union, regulatory authorization needs to be sought on a country-by-country basis in order for us to market any clinical diagnostic products. Some countries have adopted medical device regulatory regimes, such as the Medical Device Administrative Control System (“MDACS”) published by the Hong Kong Department of Health, the Health Sciences Authority of Singapore regulation of medical devices under the Health Products Act and Health Products (Medical Devices) Regulations, and Health Canada’s risk-based classification system for devices, among others, that incorporate IVD products like the FDA’s current system. Each country may have its own processes and requirements for IVD licensing, approval/clearance and regulation, therefore requiring us to seek any regulatory approvals on a country-by-country basis.
Corporate Information
Quantum-Si Incorporated was originally incorporated under the laws of the State of Delaware on June 24, 2013. Our principal executive offices are located at 29 Business Park Drive, Branford, Connecticut 06405, and our telephone number is (866) 688-7374.
Information Available on the Internet
Our internet address is https://www.quantum-si.com, to which we regularly post copies of our press releases as well as additional information about us. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, will be available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to the SEC. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference. The information contained in our website does not constitute a part of this report or our other filings with the SEC.

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
We are an early-stage life sciences technology company and have incurred significant losses since Quantum-Si was formed in 2013, and expect to continue to incur losses in the future. We incurred net losses of $101.3 million, $101.0 million and $96.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $698.0 million. These losses and accumulated deficit were primarily due to the substantial investments made to develop and improve our technology. Over the next several years, we expect to continue to devote substantially all of our resources towards development and commercialization of our products and research and development efforts for enhancements to current products, products in development, and additional products. These efforts may prove more costly than we currently anticipate. In December 2022, we initiated a controlled launch of Platinum for RUO, subsequently began a controlled commercial launch of Platinum in January 2023, and then moved to a full commercial launch of Platinum beginning the second quarter of 2024. In January 2025, we announced the launch of our Platinum Pro benchtop sequencer. First shipments of Platinum Pro occurred in March 2025. In addition, in November 2024 we announced the development of a new hardware platform, ProteusTM, with an anticipated commercial launch date at the end of 2026. To date we have generated limited product revenue from our existing products and may never generate revenue from our existing products or future products sufficient to offset our expenses or produce enough cash to sustain operations from our existing products or future products. Accordingly, we cannot assure you that we will achieve profitability or positive cash flow production in the future or that, if we do become profitable and cash flow positive, we will sustain these levels.
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
Our operations have consumed substantial amounts of cash since inception. We expect to spend substantial additional amounts to continue the commercialization of our products and to develop new products. We expect to use our funds on hand to further develop and commercialize our products, develop new products, and for working capital and general corporate purposes. As of December 31, 2025, we had cash and cash equivalents and investments in marketable securities totaling $215.8 million. We expect our cash and cash equivalents and investments in marketable securities will be able to fund our operations for at least the next twelve months. However, this does not reflect the possibility that we may not be able to access a portion of our existing cash and cash equivalents and investments in marketable securities due to market conditions.
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
Risks Related to Our Business and Industry
We may not gain commercial traction for our current products, and we may not be able to successfully commercially launch other future products.
In December 2022, we initiated a controlled launch of Platinum for RUO, subsequently began a controlled commercial launch of Platinum in January 2023, and then moved to a full commercial launch of Platinum beginning the second quarter of 2024. In January 2025, we announced the launch of our Platinum Pro benchtop sequencer. First shipments of Platinum Pro occurred in March 2025. We are following a three-phase launch plan for commercialization, which included an early access limited release phase, a controlled commercial launch phase, and the current broad commercial availability phase, which is intended to drive awareness. Our commercial launch plan may not progress as planned due to:
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
The development and launch of new products may slow or stop existing product revenue in anticipation of superior technology that is pending launch.

In November 2024, we announced the development of our Proteus platform, which is our next-generation protein sequencing hardware platform that utilizes a brand-new consumable architecture, both of which are anticipated to provide a far superior sequencing data output and analysis compared to our current Platinum Pro platform. Further, throughout 2025, we have provided general development updates, including a comprehensive investor and analyst day update in November 2025 that highlights these significant feature improvements of Proteus, as well as an anticipated on-track commercial launch by the end of 2026. As a result of the development of Proteus and its anticipated capabilities, we may experience customers or potential customers delaying any capital purchases or ongoing consumable purchases in anticipation of the launch of Proteus, potentially negatively affecting our revenue in the near term.
Our Proteus platform is anticipated to be commercially available by the end of 2026, with an expectation of customer-focused applications and capabilities. If Proteus is not launched within our communicated time frame, or is delivered without the customer-focused applications and capabilities, it could materially impact any potential of long-term financial success and our market credibility.
Since November 2024, we have provided the overall market periodic updates on our Proteus platform development, including overall development status, initial views on capabilities and output, and indications or potential customer applications, as well as an anticipated commercial launch date by the end of 2026. Development of a new product platform is inherently difficult, and can often experience delays resulting from hardware integration, inability to develop desired customer applications for the commercial launch, unforeseen regulatory issues, hardware supplier challenges or a variety of other challenges impacting a commercial launch. If our Proteus platform experiences a commercial launch delay due to these reasons or other impacts on our development program, it could materially impact any long-term financial success of the Company, and further, materially impact and damage our market credibility, negatively impacting commercial success and company valuation.
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
Other factors in achieving commercial market acceptance include:
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

Throughout 2025 the President of the United States issued executive orders directing the United States to impose new and changing tariffs on imports from many countries throughout the world, including many in which we buy materials and supplies from. These tariffs have increased the cost of the certain products we source from these international jurisdictions and may affect future shipments from any of our foreign suppliers. We may not be able to pass along increases in tariffs and freight charges, and any alterations we may make to our business strategy or operations to adapt to the foregoing, including sourcing products from suppliers in other countries, would be time consuming and expensive and could adversely impact our business.

In February 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. Further, the Supreme Court did not determine whether duties paid under the invalidated tariff structure must be refunded, contributing to the uncertainty of the tariff landscape. We also cannot predict the extent to which other countries will impose duties, tariffs, taxes or other similar restrictions upon the import or export of goods and materials in the future, nor can we predict future U.S. trade policy. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions, and may significantly reduce global trade. These changes could prevent or make it difficult or more expensive for us to obtain the materials or components needed for new products.
Geopolitical conflicts could potentially affect our sales and disrupt our operations and could have a material adverse impact on our business.
Geopolitical conflicts could adversely impact our operations or those of our suppliers, manufacturers or customers. The extent to which these events impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence. If the uncertainty surrounding geopolitical conflicts and in the global marketplace continues, or if we, or any of our suppliers, manufacturers or customers encounter any disruptions to our or their respective operations or facilities, then we or they may be prevented or delayed from effectively operating our or their business, respectively, and the marketing and sale of our products and our financial results could be adversely affected.
If we do not sustain or successfully manage our anticipated growth, our business and prospects will be harmed.
Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. As of December 31, 2025, we had 138 full-time employees in the United States and 7 full-time employees internationally. Our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We may face challenges integrating, developing and motivating our employee base. To effectively manage our growth, we must continue to improve our operational and manufacturing systems and processes, our financial systems and internal controls and other aspects of our business and continue to effectively expand, train and manage our personnel. If we do not successfully manage our anticipated growth, our business, results of operations, financial condition and prospects will be harmed.

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
We do not maintain fixed-term employment contracts with any of our employees. As a result, our employees could leave the Company with little or no prior notice and may be free to work for a competitor. Due to the complex and technical nature of our products and technology and the dynamic market in which we compete, any failure to attract, train, retain and motivate qualified personnel could materially harm our business, results of operations, financial condition and prospects.
We expect to be dependent upon revenue generated from the sales of our initial products from the time they are commercialized through the foreseeable future.

In December 2022, we initiated a controlled launch of Platinum for RUO, subsequently began a controlled commercial launch of Platinum in January 2023, and then moved to a full commercial launch of Platinum beginning the second quarter of 2024. In January 2025, we announced the launch of our Platinum Pro benchtop sequencer. First shipments of Platinum Pro occurred in March 2025. If we are able to successfully commercialize our products, we expect that we will generate substantially all of our revenue from the sale of our instruments and consumables. There can be no assurance that we will be able to successfully commercialize our products, design other products that will meet the expectations of our customers or that any of our future products will become commercially viable. As technologies change in the future for life sciences research tools in general and in proteomics and genomics technologies specifically, we will be expected to upgrade or adapt our products in order to keep up with the latest technology. To date, we have limited experience simultaneously designing, testing, manufacturing and selling products and there can be no assurance we will be able to do so. Our sales expectations are based in part on the assumption that our products will increase study sizes for our future customers and their associated purchases of our consumables. If sales of our instruments fail to materialize, so will the related consumable sales and associated revenue.

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
Our business will depend significantly on research and development spending by academic institutions and other research institutions, and any reduction in spending, driven by these customers or other third-party funding sources such as the National Institutes of Health, could limit demand for our products and adversely affect our business, results of operations, financial condition and prospects.
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
We rely on certain contract manufacturers to manufacture and supply our instruments, components of our instruments, and certain components of our consumable offerings. If these manufacturers should fail or not perform satisfactorily, or for economic or other reasons choose to end business with us, our ability to commercialize and supply our instruments and consumable offerings would be adversely affected.
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
We face significant competition in the life sciences technology market. We currently compete with life sciences technology and the diagnostic companies that are supplying components, products and services that serve customers engaged in proteomics analysis. These companies include but are not limited to: Agilent Technologies, Bio-Rad Laboratories, Danaher, Luminex, Merck KGaA (and its subsidiary MilliporeSigma) and Thermo Fisher Scientific. We also compete with a number of emerging growth companies that have developed, or are developing, proteomic products and solutions, such as: Nautilus Biotechnology, Olink Proteomics (acquired by Thermo Fisher Scientific), Quanterix, Seer and SomaLogic (acquired by Illumina, Inc.). Finally, we compete with a number of privately held companies that are developing technology that may compete with our products.
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
As of December 31, 2025, we had federal net operating loss carryforwards (“NOLs”) to offset future taxable income of approximately $513.1 million, of which $65.5 million will begin to expire in 2033 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset post-change taxable income. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period (calculated on a rolling basis). We have completed an analysis through December 31, 2025 and no such ownership change has occurred. Future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in future ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
In addition to the limitations discussed above under Sections 382 of the Code, the utilization of NOLs incurred in taxable years beginning after December 31, 2017, are subject to limitations adopted by the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Under the TCJA, in general, NOLs generated in taxable years beginning after December 31, 2017 may offset no more than 80% of such year’s taxable income and there is no ability for such NOLs to be carried back to a prior taxable year. The CARES Act modifies the TCJA with respect to the TCJA’s limitation on the deduction of NOLs and provides that NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, the CARES Act eliminates the limitation on the deduction of NOLs to 80% of current year taxable income for taxable years beginning before January 1, 2021. As a result of such limitation, we may be required to pay federal income tax in some future year notwithstanding that we had a net loss for all years in the aggregate.

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
If our research and development program or commercialization program were disrupted by a disaster or catastrophe, the launch of new products and the timing of improvements to our products could be significantly delayed and could adversely impact our ability to compete with other available products and solutions. If we or our third-party manufacturer’s capabilities are impaired, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business. Although we possess insurance for damage to our property and have limited coverage for disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
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
Medical product manufacturers’ use of social media platforms could present new risks.
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
The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition. In addition, third parties have filed, and may in the future file, for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If such third parties were to succeed in registering or developing common law rights in any other trademarks that are similar or identical to our trademarks, and if we are not successful in challenging such rights and defending against challenges to our trademarks, we may not be able to use such trademarks to develop brand recognition of our technologies, products or services. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Further, we have and may in the future enter into agreements with owners of such third-party trade names or trademarks to avoid potential trademark litigation which may limit our ability to use our trade names or trademarks in certain fields of business. Over the long-term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business, financial condition, results of operations and prospects may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources. Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Following the Business Combination, there were 3,833,319 outstanding warrants issued in connection with the initial public offering of HighCape (the “Public Warrants”) to purchase 3,833,319 shares of our Class A common stock at an exercise price of $11.50 per share, which warrants became exercisable on September 9, 2021. In addition, there are 135,000 private placement warrants (the “Private Warrants”) to purchase 135,000 shares of our Class A common stock at an exercise price of $11.50 per share. In certain circumstances, the Public Warrants and Private Warrants may be exercised on a cashless basis. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock, the impact of which is increased as the value of our stock price increases. Both the Public Warrants and Private Warrants expire on June 10, 2026.
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
As a result, included on our balance sheets as of December 31, 2025 and 2024, are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our Consolidated Financial Statements and results of operations may fluctuate quarterly, based on factors that are outside of our control. Due to the recurring fair value measurement, it is expected that we will recognize non-cash gains or losses on the warrants each reporting period and that the amount of such gains or losses could be material.
There can be no assurance that the warrants will be in the money prior to their expiration, and they may expire worthless.
The exercise price for our outstanding warrants is $11.50 per share of our Class A common stock. There can be no assurance that the warrants will be in the money prior to their expiration, and as such, the warrants may expire worthless.
There are currently outstanding an aggregate of 3,968,317 warrants to acquire shares of our Class A common stock, which comprise 135,000 Private Warrants held by HighCape’s initial stockholders at the time of HighCape’s initial public offering and 3,833,317 Public Warrants. Each of our outstanding whole warrants is exercisable as of September 9, 2021, for one share of our Class A common stock in accordance with its terms. Therefore, as of December 31, 2025, if we assume that each outstanding whole warrant is exercised and one share of HighCape Class A common stock is issued as a result of such exercise, with payment of the exercise price of $11.50 per share, our fully-diluted share capital would increase by a total of 3,968,317 shares, with approximately $45.6 million paid to us to exercise the warrants.
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
So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will qualify as a “controlled company” within the meaning of the Nasdaq listing rules. As of February 25, 2026, Dr. Rothberg controlled 69.3% of the voting power of our outstanding capital stock, including our Class A common stock and Class B common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards and are not subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a compensation committee comprised solely of independent directors; and (iii) director nominees selected, or recommended for our Board’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.
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

Shares of our Class B common stock have 20 votes per share, while shares of our Class A common stock have one vote per share. Dr. Rothberg and his affiliates hold all of the issued and outstanding shares of our Class B common stock, and as of February 25, 2026, Dr. Rothberg and his affiliates held 69.3% of the voting power of our capital stock, including our Class A common stock and Class B common stock and is able to control matters submitted to our stockholders for approval, including the election of directors, amendments to our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Dr. Rothberg may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of our Class A common stock. If additional shares of our Class B common stock are issued, your shares and your votes may be significantly diluted.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None
ITEM 1C.    CYBERSECURITY
Creating and maintaining a secure information infrastructure is essential to Quantum-Si. We have invested, and will continue to invest, significant resources to ensure we maintain the most secure environment reasonably possible to protect our assets, customers and employees. Our Board of Directors, through our Audit Committee, oversees our risk management activities with cybersecurity as a key focus. We employ a comprehensive, cross-functional strategy to safeguard the confidentiality, security, and availability of our information by proactively addressing and responding to cybersecurity threats. Our policies, standards, processes and practices align with recognized frameworks established by the National Institute of Standards and Technology (“NIST”) and other applicable industry standards.
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
We also identify our cybersecurity threat risks by comparing our processes to standards set by NIST as well as by engaging experts to attempt to penetrate our information systems. To provide for the availability of critical data and systems, manage our material risks from cybersecurity threats, and protect against and respond to cybersecurity incidents, we undertake the following activities:
•monitor emerging data protection laws and implement changes to our processes designed to comply with such laws;
•through our policies, practices and contracts (as applicable), require employees, as well as third parties that provide services on our behalf, to treat confidential information and data with care;
•employ technical safeguards designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence;
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
Despite our efforts to create security barriers to such threats, it is virtually impossible for us to completely mitigate these risks. In August 2020, we discovered ransomware on a server and engaged third-party forensics experts and outside counsel for incident response. We did not pay ransom to the attacker because the documents encrypted by the attacker were sufficiently backed up and the investigation further confirmed no employee data or other personal information was accessed. We implemented a number of security enhancements as the incident unfolded and continue to implement short- and long-term security enhancements to further secure our network.
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
The Chief Financial Officer provides the Audit Committee with quarterly general risk assessment updates, which shall cover cyber risk topics such as data security posture, results from third-party assessments, progress towards predetermined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. Our Audit Committee is also involved in the reporting function of our incident response plan which includes communication of any cybersecurity incident that meets our reporting thresholds, as well as ongoing updates regarding any such incident, until such incident has been resolved.
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
ITEM 2.    PROPERTIES
We currently lease our executive office at 29 Business Park Drive, Branford, Connecticut 06405. We also lease office, laboratory and manufacturing space in San Diego, California. Our semiconductor chip assembly and packaging business is located in Garnet Valley, Pennsylvania. Our current leases expire at various dates through 2029. We believe our current office, laboratory and assembly and packaging locations are sufficient to meet our needs at existing volume levels through each of the respective lease termination date. For further information, please refer to Note 7. Leases of the Notes to the Consolidated Financial Statements (Part II, Item 8) included in this report, which is incorporated by reference herein.
ITEM 3.    LEGAL PROCEEDINGS
We are involved in various legal proceedings, claims, investigations and litigation that arise in the ordinary course of our business. For further information regarding our legal proceedings, please refer to Note 17. Commitments and Contingencies of the Notes to the Consolidated Financial Statements (Part II, Item 8) included in this report, which is incorporated by reference herein.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock and warrants to purchase Class A common stock are listed on Nasdaq under the symbols “QSI” and “QSIAW”, respectively.
Stockholders
As of February 25, 2026, we had 196,431,273 shares of Class A common stock issued and outstanding held of record by 308 holders, 19,937,500 shares of Class B common stock issued and outstanding held of record by two holders, and 3,833,317 public warrants held of record by two holders and 135,000 private placement warrants issued in connection with HighCape’s initial public offering held of record by three holders, each exercisable for one share of Class A Common Stock at a price of $11.50 per share. Both the public and private warrants expire on June 10, 2026.
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
ITEM 6.    [RESERVED]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the introductory note to this Annual Report under the caption “Cautionary Note Regarding Forward Looking Statements,” which information is incorporated herein by reference. Unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” or “Quantum-Si” are intended to mean the business and operations of Quantum-Si Incorporated and its consolidated subsidiaries. For discussion and analysis pertaining to the year ended December 31, 2024 overview and highlights as compared to the year ended December 31, 2023, please refer to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 3, 2025.
Overview
We are a life sciences company focused on proteomics research, with the mission of transforming single-molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell. We have developed a proprietary, universal, single-molecule detection platform that we are applying to proteomics to enable next-gen protein sequencing (“NGPS”) to sequence proteins in a massively parallel fashion (rather than sequentially, one at a time), which can also be used for the study of nucleic acids. We believe in the ability to sequence proteins in a massively parallel fashion and offer a fast analysis time provides NGPS with the potential to unlock significant biological information through improved resolution and unbiased access to the proteome at a speed and scale not available today. Traditionally, proteomic workflows to sequence proteins required days or weeks to complete. Our current platform includes our Platinum® NGPS line of instruments, Platinum Analysis Software and consumable kits for use with our Platinum line of instruments. In 2021, we introduced our Platinum early access program to sites with participation from leading academic centers and key industry partners. The early access program introduced the Platinum single-molecule sequencing system to key opinion leaders across the globe for both expansion and development of applications and workflows. We began a controlled launch of the Platinum instrument and started to take orders in December 2022, subsequently began a controlled commercial launch of Platinum in January 2023 and then moved to a full commercial launch of Platinum beginning in the second quarter of 2024. In January 2025, we announced the launch of our Platinum Pro benchtop sequencer. First shipments of Platinum Pro occurred in March 2025.
We believe our platform offers a differentiated solution in a rapidly evolving proteomics tools market. Within our initial focus market of proteomics, our platform is designed to provide users a seamless opportunity to gain key insights into the immediate state of biological pathways and cell state. Our platform aims to address many of the key challenges and bottlenecks with legacy proteomic solutions, such as mass spectrometry (“MS”), which include high instrument costs both in terms of acquisition and ownership, and complexity with data analysis, which together limit broad adoption. We believe our platform, which is designed to streamline sequencing and data analysis at a lower instrument cost and with greater automation than legacy proteomic solutions, could allow our product to have wide utility across the study of the proteome. For example, our platform could be used for biomarker discovery and disease detection, pathway analysis, immune response, vaccine development, quality assurance and quality control, among other applications.
In November 2025, we presented an updated technology and product roadmap that we believe positions us to be a leader in proteomics, including instrumentation, consumable kits and software tools. We intend to continue to execute on this roadmap through a combination of internal development programs and external partnerships to bring to market the most comprehensive proteomics platform in our industry.
Most importantly, this roadmap includes the development of ProteusTM, our next-generation platform, which was announced in November 2024 and is anticipated to launch by the end of 2026. Proteus aims to provide single-molecule, amino acid level resolution while also providing anticipated significantly higher sequencing output per sample and increased sample throughout per run, automation of the sequencing workflow and automated data analysis as compared to Platinum Pro. The Proteus platform is being developed to be a modular, scalable system that allows for expansion in the overall platform, the number of consumables that can be processed concurrently and the overall output of sample data from the platform. The first generation of Proteus and associated sequencing consumables is anticipated to include motion control, liquid handling, and a new on-board single optical system with the ability to accept a new consumable chip that has approximately 80 million features. We believe this new platform will provide much deeper insights while simplifying and significantly reducing the cost of the underlying consumable. In addition, during our presentation in November 2025, we provided data demonstrating the wide range of proteomics applications that are addressable with our proprietary, single-molecule, kinetic detection technology.
Global Developments
Although the U.S. Federal Reserve lowered interest rates slightly in 2024 and in the third and fourth quarters of 2025, it is not known whether additional action will be taken to lower interest rates and if this decrease, and any other decreases, will have an impact on inflation. While these rate fluctuations have not had a significant adverse impact on the Company to date, the impact of such rate fluctuations on the overall financial markets and the economy may adversely impact the Company in the future. In addition, the global economy has experienced and is continuing to experience high levels of inflation and global supply chain disruptions. The Company continues to monitor these supply chain, inflation and interest rate factors, as well as the uncertainty resulting from the overall economic environment.
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
Restructuring
In November 2024, we announced that we committed to an organizational restructuring program designed to streamline and focus our overall corporate resources, as well as align required resources to focus on future product development objectives, including our recently announced Proteus platform. As a result, we terminated approximately 23% of our 187 employee workforce. In connection with the restructuring, we recognized one-time cash charges related to severance and other benefits of approximately $2.3 million in the fourth quarter of 2024. Our restructuring activities were complete as of December 31, 2024 and, as of December 31, 2025, we do not expect to incur additional charges associated with these activities. For further information regarding our restructuring activities, please refer to Note 13. Restructuring in the accompanying notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Equity Transactions
At-the-Market Equity Offering Program

On September 26, 2025, we entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink”), pursuant to which we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $100.0 million, from time to time through an “at-the-market” offering program under which Leerink will act as sales agent (the “2025 ATM Offering”). We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The 2025 ATM Offering is being made pursuant to a universal shelf registration statement on Form S-3, which we originally filed on September 26, 2025, and a sales agreement prospectus related to the 2025 ATM Offering. During the year ended December 31, 2025, there were no shares sold under the Sales Agreement.
Registered Direct Offerings and Pre-funded Warrants
On July 3, 2025, we entered into a securities purchase agreement with a certain institutional investor, pursuant to which we agreed to issue and sell, in a registered direct offering (the “July 2025 Registered Direct Offering”), an aggregate of (i) 18,200,000 shares of our Class A common stock at a price of $1.67 per share and (ii) pre-funded warrants to purchase 11,740,119 shares of Class A common stock (the “Pre-Funded Warrants”). The Pre-Funded Warrants were exercised in full on August 1, 2025 at the exercise price of 0.0001 for one share of Class A common stock per Pre-Funded Warrant. The gross proceeds from the July 2025 Registered Direct Offering were $50.0 million. After deducting estimated placement agents’ fees and other offering expenses payable by us, net proceeds as of December 31, 2025 were approximately $46.7 million.
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
On January 3, 2025, we entered into a securities purchase agreement with certain institutional investors pursuant to which we agreed to issue and sell, in a registered direct offering (the “January 2025 Registered Direct Offering,” and together with the July 2025 Registered Direct Offering, the “Registered Direct Offerings”) an aggregate of 15,625,000 shares of our Class A common stock at a price of $3.20 per share. The gross proceeds from the January 2025 Registered Direct Offering were $50.0 million. After deducting estimated placement agents’ fees and other offering expenses payable by us, net proceeds recorded as of December 31, 2025 were approximately $46.8 million.

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
Stock options granted to non-employees are accounted for based on their fair value on the measurement date using the Black-Scholes model. For further information regarding our stock-based compensation and equity incentive plans, please refer to Note 2. Summary of Significant Accounting Policies and Note 10. Stock-based Compensation in the accompanying notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Inventory
Inventory is stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method. Materials that may be utilized for either commercial or, alternatively, for research and development purposes, are classified as inventory. Amounts in inventory used for research and development purposes are charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes and, therefore, does not have an “alternative future use” as defined in authoritative guidance. During the years ended December 31, 2025, 2024 and 2023, we identified $1.6 million, $3.2 million and $3.4 million, respectively, of product that no longer had an alternative future use and therefore was included as part of research and development expense.
An assessment of the recoverability of capitalized inventory is performed during each reporting period and, if needed, we record a reserve for any excess and obsolete inventory to record inventory at its estimated net realizable value in the period it is identified. Inventory excess and obsolescence reserves related to cost of revenue were $0.7 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively. Inventory excess and obsolescence reserves related to cost of revenue were immaterial for the year ended December 31, 2023.
For further information regarding our significant accounting policies and estimates, please refer to Note 2. Summary of Significant Accounting Policies in the accompanying notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Warrant Liabilities
Outstanding warrants include Public Warrants which were issued as one-third of one redeemable warrant per unit during HighCape’s initial public offering on September 9, 2020, and Private Warrants sold to the Sponsor. The Public Warrants and Private Warrants meet the definition of a derivative and we recorded these warrants as warrant liabilities on the Consolidated Balance Sheets at fair value upon the closing of the Business Combination, with subsequent changes in their respective fair values recognized in the Consolidated Statements of Operations and Comprehensive Loss at each reporting date. Both the Public Warrants and Private Warrants expire on June 10, 2026. For further information regarding our warrants, please refer to Note 11. Warrant Liabilities in the accompanying notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
For a discussion of recently adopted accounting pronouncements and accounting pronouncements pending adoption, please refer to Note 2. Summary of Significant Accounting Policies in the accompanying notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations for the Year Ended December 31, 2025 as Compared to the Year Ended December 31, 2024
The following table summarizes the results of our operations for the years ended December 31, 2025 and 2024 (dollars in thousands):

	2025	2024	$ Change	% Change
Revenue
Product	$2,286	$2,925	$(639)	(21.8)%
Service	150	133	17	12.8%
Total revenue	2,436	3,058	(622)	(20.3)%

Cost of revenue
Product	1,249	1,404	(155)	(11.0)%
Service	34	54	(20)	(37.0)%
Total cost of revenue	1,283	1,458	(175)	(12.0)%

Gross profit	1,153	1,600	(447)	(27.9)%

Operating expenses:
Research and development	53,759	59,641	(5,882)	(9.9)%
Selling, general and administrative	44,754	50,535	(5,781)	(11.4%)
Lease termination expense, net	13,577	—	13,577	nm(1)
Legal settlement expense, net of insurance proceeds	5,162	—	5,162	nm(1)
Total operating expenses	117,252	110,176	7,076	6.4%
Loss from operations	(116,099)	(108,576)	(7,523)	6.9%
Dividend income	697	1,728	(1,031)	(59.7%)
Interest income	8,964	9,638	(674)	(7.0)%
Change in fair value of warrant liabilities	4,202	(3,722)	7,924	(212.9)%
Other income (expense), net	955	(19)	974	(5126.3)%
Loss before provision for income taxes	(101,281)	(100,951)	(330)	0.3%
Provision for income taxes	(58)	(56)	(2)	3.6%
Net loss	$(101,339)	$(101,007)	$(332)	0.3%
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

Revenue, Cost of revenue and Gross profit for the years ended December 31, 2025 and 2024 are as follows (dollars in thousands):

	2025	2024	$ Change	% Change
Revenue
Product	$2,286	$2,925	$(639)	(21.8)%
Service	150	133	17	12.8%
Total revenue	2,436	3,058	(622)	(20.3)%

Cost of revenue
Product	1,249	1,404	(155)	(11.0)%
Service	34	54	(20)	(37.0)%
Total cost of revenue	1,283	1,458	(175)	(12.0)%

Gross profit	$1,153	$1,600	$(447)	(27.9)%
Gross profit margin	47.3%	52.3%
Total revenue for the sale of our Platinum line of instruments, related reagent kits and service maintenance contracts decreased by $0.6 million, or 20.3% for the year ended December 31, 2025 as compared to the same period in 2024. During the year ended December 31, 2025, we experienced longer capital sales cycles, largely driven by low or no capital spend budgets at certain customers, primarily from actual and potential budget cuts from the National Institute of Health (“NIH”).
Total cost of revenue decreased $0.2 million, or 12.0%, for the year ended December 31, 2025 as compared to the same period in 2024. The change in the cost of revenue is based on the relative volume and revenue decreases for the year ended December 31, 2025 as compared to the prior year.
Gross profit decreased $0.4 million, or 27.9% for the year ended December 31, 2025 as compared to the same period in 2024.

Gross profit margin was 47.3% for the year ended December 31, 2025 as compared to 52.3% for the same period in 2024. This change in margin was primarily based on the mix of products sold during each period and the inventory utilization impacted by purchase price variance and other valuation adjustments for items carried at low or no value that predates the commercial launch of our Platinum line of instruments. We expect gross profit margin to fluctuate for the foreseeable future as we work through our continued commercialization efforts.
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
Research and development expenses for the years ended December 31, 2025 and 2024 are as follows (dollars in thousands):

	2025	2024	$ Change	% Change
Research and development	$53,759	$59,641	$(5,882)	(9.9)%

Research and development expenses decreased by $5.9 million, or 9.9%, for the year ended December 31, 2025 as compared to the same period in 2024. This decrease was primarily driven by a $3.6 million decrease in payroll, payroll-related and other personnel costs resulting primarily from the reduction in headcount related to the November 2024 restructuring, a $2.4 million decrease in research and development expenses due to refundable tax credits, a $2.0 million decrease in laboratory supplies expense, a $0.9 million net decrease in excess and obsolete inventory with no alternative future use and a $0.4 million decrease in consulting expense. These decreases were partially offset by a $3.8 million increase in fabrication and outsourced services driven by efforts to support the development of our Proteus platform.
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of personnel costs and benefits, stock-based compensation, patent and filing fees, consulting and professional services, legal and accounting services, facilities costs, depreciation and amortization expense, insurance and office expenses, product advertising and marketing.
Selling, general and administrative expenses for the years ended December 31, 2025 and 2024 are as follows (dollars in thousands):

	2025	2024	$ Change	% Change
Selling, general and administrative	$44,754	$50,535	$(5,781)	(11.4%)
Selling, general and administrative expenses decreased by $5.8 million, or 11.4%, for the year ended December 31, 2025 as compared to the same period in 2024. This decrease was primarily due to a $2.9 million decrease in legal fees, a $2.1 million decrease in payroll, payroll-related and other personnel costs, a $0.6 million decrease in non-income tax expense, a $0.5 million decrease in depreciation expense, a $0.5 million decrease in insurance expense due to lower premiums and a $0.9 million net decrease in other expenses. These decreases were partially offset by a $1.7 million increase in stock-based compensation expense.
Lease Termination Expense, Net
For the years ended December 31, 2025 and 2024, Lease termination expense, net, is as follows (dollars in thousands):

	2025	2024	$ Change	% Change
Lease termination expense, net	$13,577	$—	$13,577	nm(1)
(1) “nm” indicates change is not meaningful.
Lease termination expense, net, increased $13.6 million for the year ended December 31, 2025, when compared to the same period in 2024. This increase was due to a settlement agreement to terminate the New Haven, Connecticut lease. For further details regarding this settlement, please refer to Note 17. Commitments and Contingencies in the accompanying notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Legal Settlement Expense, Net of Proceeds
For the years ended December 31, 2025 and 2024, Legal settlement expense, net of proceeds, is as follows (dollars in thousands):

	2025	2024	$ Change	% Change
Legal settlement expense, net of insurance proceeds	$5,162	$—	$5,162	nm(1)
(1) “nm” indicates change is not meaningful.
Legal settlement expense, net of insurance proceeds, increased $5.2 million for the year ended December 31, 2025, as compared to the same period in 2024. This increase was due to a $3.4 million preliminary legal settlement being reached for the Delaware Stockholder Litigation in the second quarter of 2025 and a $1.8 million settlement being paid to the prior contract manufacturer that had manufactured the Platinum and Carbon instruments in the third quarter of 2025. For further information on these settlements, please refer to Note 17. Commitments and Contingencies in the accompanying notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Dividend Income and Interest Income
For the year ended December 31, 2025 and 2024, dividend income and interest income are derived primarily from fixed income securities and money market mutual funds, respectively.
Dividend income and interest income for the years ended December 31, 2025 and 2024 is as follows (dollars in thousands):

	2025	2024	$ Change	% Change
Dividend income	$697	$1,728	$(1,031)	(59.7%)
Interest income	$8,964	$9,638	$(674)	(7.0%)
Dividend income and interest income decreased by $1.0 million and $0.7 million, respectively, or 59.7% and 7.0%, respectively, for the year ended December 31, 2025 as compared to the same period in 2024. These decreases are a result of lower market interest rates on invested capital as well as relative lower invested balances during the year ended December 31, 2025.
Change in Fair Value of Warrant Liabilities
The warrant liabilities were recorded at fair value as part of the Business Combination. Change in fair value of warrant liabilities primarily consists of the change in the fair value of our Public Warrants and Private Warrants.
Change in warrant liabilities for the years ended December 31, 2025 and 2024 is as follows (dollars in thousands):

	2025	2024	$ Change	% Change
Change in fair value of warrant liabilities	$4,202	$(3,722)	$7,924	(212.9)%
For the year ended December 31, 2025 we recognized $4.2 million of income from the decrease in the fair value of warrant liabilities as compared to $3.7 million of expense from the increase in fair value of warrant liabilities for the same period in 2024. These changes in the fair value of warrant liabilities were primarily driven by the change in the underlying trading price of our Class A common stock during the periods reported.
Other Expense, Net
Other expense, net, typically consists of currency revaluations and income from credit card cash rewards programs. Other expense, net, for the years ended December 31, 2025 and 2024 is as follows (dollars in thousands):

	2025	2024	$ Change	% Change
Other income (expense), net	$955	$(19)	$974	(5126.3)%
Other (expense) income, net, increased by $1.0 million, or 5126.3%, for the year ended December 31, 2025 as compared to the same period in 2024. In addition to the items mentioned above, the year ended December 31, 2025 also includes a legal settlement payment received of $1.0 million.
Liquidity and Capital Resources
The following table presents a summary of our consolidated cash flows for operating, investing, and financing activities for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Net cash (used in) provided by:
Net cash used in operating activities	$(94,717)	$(87,795)
Net cash used in investing activities	(28,320)	(32,675)
Net cash provided by financing activities	95,423	35,876
Effect of exchange rate changes on cash and cash equivalents	12	(25)
Net decrease in cash and cash equivalents	$(27,602)	$(84,619)
Net cash used in operating activities
For the year ended December 31, 2025, net cash used in operating activities of $94.7 million was primarily due to a net loss of $101.3 million, resulting from continued spend on research and development and commercialization efforts, accretion on marketable securities of $8.0 million, net changes in operating assets and liabilities of $4.6 million and a change in fair value of warrant liabilities of $4.2 million, which was primarily driven by the change in the underlying trading price of our Class A common stock. This cash used in operating activities was partially offset by stock-based compensation of $10.8 million, depreciation and amortization of $4.5 million, a loss on lease termination of $2.3 million related to the New Haven, Connecticut lease, non-cash lease expense of $2.3 million, write-downs of inventory of $2.3 million and a $1.2 million write-off of construction in process related to the termination of the New Haven, Connecticut lease.
For the year ended December 31, 2024, net cash used in operating activities of $87.8 million was primarily due to a net loss of $101.0 million resulting from continued spend on research and development and commercialization efforts, accretion on marketable securities of $8.4 million and a $3.2 million write-down of inventory. This cash used in operating activities was partially offset by stock-based compensation of $8.9 million, a net increase in cash provided by operating assets and liabilities of $4.6 million due to timing of cash receipts and disbursements, depreciation and amortization of $4.6 million, a change in fair value of warrant liabilities of $3.7 million, and non-cash lease expense of $2.4 million.
Net cash used in investing activities
For the year ended December 31, 2025, net cash used in investing activities was $28.3 million as compared to $32.7 million for the same period in 2024. This decrease in cash used was primarily due to a $37.4 million increase in cash provided by proceeds from the sales and maturities of marketable securities and a $2.1 million decrease in purchases of property and equipment partially offset by a $35.1 million increase in cash used for purchases of marketable securities.
Net cash provided by financing activities
For the year ended December 31, 2025, net cash provided by financing activities was $95.4 million as compared to $35.9 million for the same period in 2024. This increase in cash provided was primarily due to $93.5 million of net proceeds from the issuance of common stock from net direct equity and pre-funded warrant offerings that occurred in January and July of 2025 and $1.9 million in proceeds from the exercise of stock options. Further information regarding the direct equity and pre-funded warrant offerings can be found below under the header Liquidity Outlook.
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
We expect our existing cash and cash equivalents and investments in marketable securities, together with revenue from the sale of our products and services, will be sufficient to meet our liquidity, capital expenditure, and anticipated working capital requirements and fund our operations for at least the next 12 months. We expect to use our cash and cash equivalents and investments in marketable securities and funds from revenue generated to invest in our continued

commercialization efforts, to further invest in research and development, for other operating expenses, business acquisitions and for working capital and general corporate purposes.
As of December 31, 2025, we had cash and cash equivalents and investments in marketable securities totaling $215.8 million. Our future capital requirements may vary from those currently planned and will depend on various factors including the pace and success of product commercialization.

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
On December 11, 2024, we entered into an Equity Distribution Agreement (the “Canaccord Sales Agreement”) with Canaccord to sell shares of our Class A common stock having an aggregate offering price of up to $75.0 million, from time to time through an “at-the-market” offering program under which Canaccord acted as sales agent (the “2024 ATM Offering”). We had no obligation to sell any shares under the Canaccord Sales Agreement and could at any time suspend solicitation and offers under the Canaccord Sales Agreement. The 2024 ATM Offering was made pursuant to the 2023 Shelf Registration Statement and a prospectus supplement related to the 2024 ATM Offering dated December 11, 2024. During the year ended December 31, 2024, we sold and issued 23,425,650 shares of our Class A common stock under the 2024 ATM Offering, resulting in gross proceeds of $36.2 million. Net proceeds were $34.8 million after commissions and issuance costs of $1.4 million. We sold no shares of our Class A common stock under the 2024 ATM Offering during the year ended December 31, 2025. In connection with the July 2025 Registered Direct Offering, we provided written notice, effective as of July 3, 2025, to Canaccord of our election to terminate the Canaccord Sales Agreement for our at-the-market offering. At the time of termination, we had sold 23,425,650 shares of our Class A common stock under the Canaccord Sales Agreement for aggregate gross proceeds of $36.2 million.
On January 3, 2025, we entered into a securities purchase agreement with certain institutional investors in connection with the January 2025 Registered Direct Offering. The gross proceeds from the January 2025 Registered Direct Offering were $50.0 million. After deducting estimated placement agents’ fees and other offering expenses payable by us, net proceeds recorded as of December 31, 2025 were approximately $46.8 million.
On July 3, 2025, we entered into a securities purchase agreement with a certain institutional investor in connection with the July 2025 Registered Direct Offering. The Pre-Funded Warrants were exercised in full on August 1, 2025 at the exercise price of $0.0001 for one share of Class A common stock per Pre-Funded Warrant. The gross proceeds from the July 2025 Registered Direct Offering were $50.0 million. After deducting estimated placement agents’ fees and other offering expenses payable by us, net proceeds as of December 31, 2025 were approximately $46.7 million.
On September 26, 2025, we entered into the Leerink Sales Agreement. We have no obligation to sell any shares under the Leerink Sales Agreement and may at any time suspend solicitation and offers under the Leerink Sales Agreement. The 2025 ATM Offering is being made pursuant to the 2025 Shelf Registration Statement and a prospectus supplement related to the 2025 ATM Offering. During the year ended December 31, 2025, there were no shares sold under the Leerink Sales Agreement. Shares offered and sold in the 2025 ATM Offering, if any, will be sold pursuant to the 2025 Shelf Registration Statement.
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

Related Party Transactions
For a description of our related party transactions, please refer to Note 16. Related Party Transactions in the accompanying notes to the Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-K.
Capital Expenditures
During the year ended December 31, 2025, capital expenditures were $2.5 million. We forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate our capital expenditures for the year ended December 31, 2026 will be approximately $5.0 million. We have funded and plan to continue funding these capital expenditures with cash and financing.
Contractual Obligations
Leases
We lease certain facilities and equipment under noncancellable lease agreements that expire at various dates through 2029. As of December 31, 2025, the future lease payments, before adjustments for tenant incentives, were approximately $4.6 million.
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
Interest rate risk
As of December 31, 2025, our marketable securities are comprised primarily of investments in money market funds backed by U.S. government issued securities, U.S. Treasury bills, and high-quality corporate commercial paper. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Based on the nature of our holdings, future interest rate changes are not expected to have a material impact on our marketable securities.
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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Quantum-Si Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Quantum-Si Incorporated and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Lease Termination - Winchester
As described in Note 17 to the consolidated financial statements, in December 2021, the Company signed a 10-year lease with Winchester Office LLC (“Winchester”) as landlord. The lease commenced on January 8, 2022 with an original lease expiration date of July 31, 2032. On September 13, 2022, the Company filed a lawsuit against Winchester, alleging that Winchester had (i) refused to reimburse the Company for costs related to improvements already incurred and submitted, (ii) delayed the Company’s completion of improvements, in order to avoid reimbursing the costs of those improvements, and (iii) improperly rejected the Company’s proposed improvement plans. On September 23, 2025, the Company and Winchester entered into the mutual release agreement in connection with the lease. For the year ended December 31, 2025, the Company recorded $13.6 million of total lease termination expense, net, in consideration for Winchester’s agreement to terminate the lease as of the early termination date and settle all disputes between the parties.
The principal considerations for our determination that performing procedures relating to the lease termination - Winchester is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s accounting for the lease termination.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) obtaining and evaluating the lease and mutual release agreements; (ii) evaluating management’s assessment of the accounting treatment relating to the derecognition and settlement under the lease and mutual release agreements; (iii) confirming with internal and external counsel the extent to which the settlement is reasonably estimable; and (iv) evaluating the sufficiency of the Company’s disclosures in the consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
San Diego, California
March 3, 2026
We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Quantum-Si Incorporated:
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”) of Quantum-Si Incorporated and subsidiaries (the “Company”). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ Deloitte & Touche LLP

New York, New York
February 29, 2024 (March 3, 2025, as to the effects of the adoption of ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures)
We began serving as the Company’s auditor in 2020. In 2024 we became the predecessor auditor.

QUANTUM-SI INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$21,639	$49,241
Marketable securities, current	141,271	160,362
Accounts receivable, net of allowance of $270 and $124, respectively	561	1,333
Legal settlement insurance receivable	4,638	—
Inventory	3,197	4,067
Prepaid expenses and other current assets	4,554	3,006
Total current assets	175,860	218,009
Marketable securities, non-current	52,855	—
Property and equipment, net	13,194	15,993
Operating lease right-of-use assets	3,464	13,061
Other assets	234	808
Total assets	$245,607	$247,871
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,623	$1,931
Accrued payroll and payroll-related costs	5,903	5,331
Accrued contracted services	3,356	2,379
Accrued legal settlement liability	8,000	—
Accrued expenses and other current liabilities	1,505	4,848
Warrant liabilities, current	794	—
Current portion of operating lease liabilities	1,844	3,698
Total current liabilities	23,025	18,187
Warrant liabilities, non-current	—	4,995
Operating lease liabilities	2,322	9,250
Other long-term liabilities	34	19
Total liabilities	25,381	32,451
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A Common stock, $0.0001 par value; 600,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 196,431,273 and 146,953,271 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	20	16
Class B Common stock, $0.0001 par value; 27,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 19,937,500 shares issued and outstanding as of December 31, 2025 and December 31, 2024	2	2
Additional paid-in capital	918,190	811,998
Accumulated other comprehensive (loss) income	(6)	45
Accumulated deficit	(697,980)	(596,641)
Total stockholders’ equity	220,226	215,420
Total liabilities and stockholders’ equity	$245,607	$247,871
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenue
Product	$2,286	$2,925	$1,031
Service	150	133	51
Total revenue	2,436	3,058	1,082

Cost of revenue
Product	1,249	1,404	564
Service	34	54	30
Total cost of revenue	1,283	1,458	594

Gross profit	1,153	1,600	488

Operating expenses:
Research and development	53,759	59,641	67,025
Selling, general and administrative	44,754	50,535	44,634
Lease termination expense, net	13,577	—	—
Legal settlement expense, net of insurance proceeds	5,162	—	—
Total operating expenses	117,252	110,176	111,659
Loss from operations	(116,099)	(108,576)	(111,171)
Dividend income	697	1,728	9,077
Interest income	8,964	9,638	459
Unrealized gain on trading securities	—	—	10,690
Realized loss on trading securities	—	—	(5,103)
Change in fair value of warrant liabilities	4,202	(3,722)	(278)
Other income (expense), net	955	(19)	366
Loss before provision for income taxes	(101,281)	(100,951)	(95,960)
Provision for income taxes	(58)	(56)	—
Net loss	$(101,339)	$(101,007)	$(95,960)

Net loss per common share attributable to common stockholders, basic and diluted	$(0.51)	$(0.71)	$(0.68)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	197,765	143,196	141,300

Other comprehensive gain (loss):
Net unrealized (loss) gain on marketable securities, net of tax	$(63)	$70	$—
Foreign currency translation adjustment	12	(25)	—
Total other comprehensive (loss) gain, net of tax	(51)	45	—
Comprehensive loss	$(101,390)	$(100,962)	$(95,960)
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance January 1, 2023	120,006,757	12	19,937,500	2	758,366	—	(399,674)	358,706
Common stock issued upon exercise of stock options	1,825,660	—	—	—	357	—	—	357
Stock-based compensation	—	—	—	—	8,516	—	—	8,516
Net loss	—	—	—	—	—	—	(95,960)	(95,960)
Balance - December 31, 2023	121,832,417	12	19,937,500	2	767,239	—	(495,634)	271,619
Common stock issued upon exercise of stock options	598,689	1	—	—	1,071	—	—	1,072
Common stock issued upon vesting of restricted stock units	1,096,515	1	—	—	—	—	—	1
Common stock issued from at-the-market offering, net of commissions and issuance costs	23,425,650	2	—	—	34,787	—	—	34,789
Stock-based compensation	—	—	—	—	8,887	—	—	8,887
Net unrealized gain on marketable securities, net of tax	—	—	—	—	—	70	—	70
Refund of issuance costs	—	—	—	—	14	—	—	14
Foreign currency translation	—	—	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	—	—	(101,007)	(101,007)
Balance - December 31, 2024	146,953,271	$16	19,937,500	$2	$811,998	$45	$(596,641)	$215,420
Common stock issued upon exercise of stock options	830,228	—	—	—	1,912	—	—	1,912
Common stock issued upon vesting of restricted stock units	3,082,653	1	—	—	—	—	—	1
Common stock issued from direct equity offerings and upon exercise of public and pre-funded warrants, net of fees and issuance costs	45,565,121	3	—	—	93,507	—	—	93,510
Stock-based compensation	—	—	—	—	10,773	—	—	10,773
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	(63)	—	(63)
Foreign currency translation	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	(101,339)	(101,339)
Balance - December 31, 2025	196,431,273	$20	19,937,500	$2	$918,190	$(6)	$(697,980)	$220,226

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(101,339)	$(101,007)	$(95,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,454	4,600	4,156
Allowance for credit losses	146	124	—
Non-cash lease expense	2,309	2,424	1,402
Loss on lease termination	2,260	—	—
Write-off of construction on process due to lease termination	1,162	—	—
Unrealized gain on trading securities, net	—	—	(10,690)
Realized loss on trading securities, net	—	—	5,103
Accretion on marketable securities	(8,022)	(8,405)	—
Loss on disposal of fixed assets	31	425	136
Write-down of inventory	2,290	(3,229)	(3,382)
Change in fair value of warrant liabilities	(4,202)	3,721	278
Change in fair value of contingent consideration	—	—	(400)
Stock-based compensation	10,773	8,887	8,516
Other	(1)	22	—
Changes in operating assets and liabilities:
Accounts receivable, net	626	(1,089)	(368)
Legal settlement insurance receivable	(4,638)	—	—
Inventory	(2,006)	4,342	286
Prepaid expenses and other current assets	(1,563)	486	2,159
Operating lease right-of-use assets	—	—	(83)
Other assets	3	(113)	2
Accounts payable	(338)	390	(1,220)
Accrued expenses and other current liabilities	(1,495)	4,021	(1,835)
Accrued legal settlement liability	8,000	—	—
Other long-term liabilities	14	7	7
Operating lease liabilities	(3,181)	(3,401)	(2,143)
Net cash used in operating activities	(94,717)	(87,795)	(94,036)
Cash flows from investing activities:
Purchases of property and equipment	(2,517)	(4,583)	(4,510)
Internally developed software - capitalized costs	—	(59)	(763)
Purchases of marketable securities	(404,581)	(369,433)	(123,809)
Sales and maturities of marketable securities	378,778	341,400	272,510
Net cash (used in) provided by investing activities	(28,320)	(32,675)	143,428
Cash flows from financing activities:
Proceeds from exercise of stock options	1,912	1,072	357
Proceeds from vesting of restricted stock	1	1	—
Proceeds from issuance of common stock from direct equity offerings and the exercise of public and pre-funded warrants, net of fees and issuance costs	93,510	—	—
Proceeds from issuance of common stock from “at-the-market” offering, net of commissions and issuance costs	—	34,789	—
Deferred offering costs	—	—	(208)
Refund of issuance costs	—	14	—
Net cash provided by financing activities	95,423	35,876	149
Effect of exchange rate changes on cash and cash equivalents	12	(25)	—
Net (decrease) increase in cash and cash equivalents	(27,602)	(84,619)	49,541
Cash and cash equivalents at beginning of period	49,241	133,860	84,319
Cash and cash equivalents at end of period	$21,639	$49,241	$133,860

Supplemental disclosure of cash flow information:
Cash received from exchange of research and development tax credits	$2,114	$—	$1,523
Cash paid for taxes	$24	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchased but not paid	$217	$337	$302
Transfers from inventory to property and equipment	$1,029	$—	$—
Deferred offering costs payable	$—	$553	$105
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business and Basis of Presentation
Background
Quantum-Si Incorporated (including its subsidiaries, “Quantum-Si”, “QSI”, or the “Company”) was incorporated in Delaware on June 10, 2020 as HighCape Capital Acquisition Corp. (“HighCape”). The Company’s legal name became Quantum-Si Incorporated following a business combination on June 10, 2021 between the Company and Q-SI Operations Inc. (formerly Quantum-Si Incorporated) (the “Business Combination”), which was founded in 2013.
Quantum-Si is a life sciences company focused on proteomics research, with the mission of transforming single-molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell. The Company has developed a proprietary, universal, single-molecule detection platform that is applied to proteomics to enable next-gen protein sequencing (“NGPS”) to sequence proteins in a massively parallel fashion (rather than sequentially, one at a time), which can also be used for the study of nucleic acids. The Company believes in the ability to sequence proteins in a massively parallel fashion and offer a fast analysis time provides NGPS with the potential to unlock significant biological information through improved resolution and unbiased access to the proteome at a speed and scale not available today. Traditionally, proteomic workflows to sequence proteins required days or weeks to complete. The current platform includes the Platinum® NGPS line of instruments, Platinum Analysis Software and consumable kits for use with the Platinum line of instruments. In 2021, the Company introduced the Platinum early access program to sites with participation from leading academic centers and key industry partners. The early access program introduced the Platinum single-molecule sequencing system to key opinion leaders across the globe for both expansion and development of applications and workflows. The Company began a controlled launch of the Platinum instrument and started to take orders in December 2022, subsequently began a controlled commercial launch of Platinum in January 2023 and then moved to a full commercial launch of Platinum beginning in the second quarter of 2024. In January 2025, the Company announced the launch of the Platinum Pro benchtop sequencer. First shipments of Platinum Pro occurred in March 2025.
Liquidity and Capital Resources
The Company has historically financed its operations primarily with proceeds from the issuance of equity to private investors, as well as with the proceeds received from the closing of the Business Combination. The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $698.0 million as of December 31, 2025. The Company has incurred significant operating losses, including net losses of $101.3 million, $101.0 million and $96.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the Company had cash, cash equivalents and investments in marketable securities of $215.8 million. Management believes the Company’s current cash, cash equivalents and marketable securities, together with revenue from the sales of its products and services, will be sufficient to fund its planned operations for at least the next twelve months from the date of the issuance of the accompanying Consolidated Financial Statements.
Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through private and public equity offerings, debt financings, and/or potential future collaboration, license and development agreements. However, there can be no assurance the Company will be able to complete any such transactions on acceptable terms or otherwise, and the Company may be unable to obtain sufficient additional capital when needed. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability and it may never do so.
Global Developments
Although the U.S. Federal Reserve lowered interest rates slightly in 2024 and in the third and fourth quarters of 2025, it is not known whether additional action will be taken to lower interest rates and if this decrease, and any other decreases, will have an impact on inflation. While these rate fluctuations have not had a significant adverse impact on the Company to date, the impact of such rate fluctuations on the overall financial markets and the economy may adversely impact the Company in the future. In addition, the global economy has experienced and is continuing to experience high levels of inflation and global supply chain disruptions. The Company continues to monitor these supply chain, inflation and interest rate factors, as well as the uncertainty resulting from the overall economic environment.

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
Concentration of Business Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and marketable securities. As of December 31, 2025 and 2024, the Company’s marketable securities consist of mutual funds, U.S. Treasury securities, U.S. government agency bonds and commercial paper. For further information regarding marketable securities, please refer to Note 3. Investments in Marketable Securities. The Company also maintains balances in certain operating accounts above federally insured limits and, as a result, the Company is exposed to credit risk in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation.
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
Segment Reporting
The Company’s Chief Operating Decision Maker (the “CODM”), its Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of assessing financial performance, making operating decisions and allocating resources. Accordingly, the Company has determined that it operates as a single reportable segment. For further discussion related to segment reporting, please refer to Note 15. Segment Information.
Foreign Currency Translation and Transactions
For the Company’s international operations, the local currency has been determined to be the functional currency. The results of its non-U.S. dollar-based operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transaction. The translational effects of revaluing non-functional currency assets and liabilities were immaterial for the years ended December 31, 2025, 2024 and 2023.
The Company realizes foreign currency gains/(losses) in the normal course of business based on movement in the applicable exchange rates. As of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023, the effect of foreign currency translation and transactions on the Company’s Consolidated Financial Statements was immaterial.
Cash and Cash Equivalents
All highly liquid investments purchased with a maturity of three months or less are classified as cash equivalents. As of December 31, 2025 and 2024, cash and cash equivalents consist of a mix of cash and short-term money market accounts, U.S. Treasury securities, U.S. government agency bonds and commercial paper.
Accounts Receivable, Net
Accounts receivable, net, is stated at the amount the Company expects to collect from customers based on their outstanding invoices. The Company reviews accounts receivable regularly to determine if any receivable may not be collectible. Such accounts receivable have been reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. The Company estimates the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to its estimated net realizable value by analyzing the status of significant past due receivables and current and historical bad debt trends. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and ceases collection efforts. As of December 31, 2025 and 2024, the Company recorded an allowance against accounts receivable of $0.3 million and $0.1 million, respectively. The Company did not write off any accounts receivable balances during the years ended December 31, 2025, 2024 and 2023.
Marketable Securities
The Company’s investments in marketable securities with original maturities of greater than three months and remaining maturities of less than one year are classified as Marketable securities, current, and investments with maturities beyond one year are classified as Marketable securities, non-current, on the Consolidated Balance Sheets.

As of December 31, 2025 and 2024 the Company’s marketable securities were classified as available-for-sale securities, carried at fair value, with the unrealized holding gains/(losses), net of income taxes, reflected in accumulated other comprehensive income/(loss) until realized. Regardless of the intent to sell a security, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are recorded when the Company does not expect to receive cash flows sufficient to recover the amortized cost basis of a security. For the purposes of computing realized and unrealized gains and losses, cost and fair value are determined on a specific identification basis. Purchase premiums and discounts on marketable debt securities are amortized or accreted into the cost basis over the life of the related security as adjustments to the yield using the effective-interest method.

Dividends on marketable securities are recognized as income when declared and are recorded as Dividend income in the Consolidated Statements of Operations and Comprehensive Loss. Interest income is recognized when earned.
For further discussion related to marketable securities, please refer to Note 3. Investments in Marketable Securities.
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include amounts paid in advance for operating expenses as well as monies to be received from the country of France and the State of Connecticut for research and development tax credits. These research and development tax credits are exchanged for a cash refund and are typically collected within one year from the date the tax return is filed with the state. The credits are recognized as an offset to research and development expenses in the Consolidated Statements of Operations and Comprehensive Loss in the annual period the corresponding expenses were incurred.
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

Internal use software is amortized on a straight-line basis over its estimated useful life, which is generally two years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of the assets. Capitalized costs are recorded as Internally developed software on the Consolidated Balance Sheets. Amortization expense related to internally developed software was $0.6 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company’s capitalized software was fully amortized and there was no such amortization expense for the year ended December 31, 2025.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment when the Company determines a triggering event has occurred. When a triggering event has occurred, each impairment test is based on a comparison of the future expected undiscounted cash flows to the recorded value of the asset. If the recorded value of the asset is less than the undiscounted cash flows, the asset is written down to its estimated fair value. No impairments were recorded for the years ended December 31, 2025, 2024 and 2023.
Leases
The company currently leases executive office space in Branford, Connecticut, office, laboratory and manufacturing space in San Diego, California and semiconductor chip assembly and packaging space in Garnet Valley, Pennsylvania. The Company’s current leases expire at various dates through 2029.
The Company’s real estate lease agreements may include options to either renew and/or early terminate the lease. Leases with renewal options allow the Company to extend the lease term typically between 1 and 5 years. When it is reasonably certain that the Company will exercise an option to renew or terminate a lease, these options are considered in determining the classification and measurement of the lease at lease commencement.
The Company’s leases generally do not have a readily determinable implicit discount rate. As such, the Company uses an incremental borrowing rate based on the information available at the lease commencement date to determine the present value of the lease payments. The Company’s incremental borrowing rate is the estimated rate that would be required to pay for a collateralized borrowing equal to the total lease payment over the lease term. The Company measures right-of-use (“ROU”) assets based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred and (iii) tenant incentives under the lease. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain it will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term for operating leases. Finance leases will result in a front-loaded expense pattern. With respect to finance leases, amortization of the ROU asset is presented separately from interest expense related to the finance lease liability. In addition, the Company does not have significant residual value guarantees or restrictive covenants in the lease portfolio.
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
Warrant Liabilities
The Company’s outstanding warrants include publicly traded warrants (the “Public Warrants”) which were issued as one-third of one redeemable warrant per unit issued during HighCape’s initial public offering on September 9, 2020, and warrants sold in a private placement (the “Private Warrants”) to HighCape’s sponsor, HighCape Capital Acquisition LLC (the “Sponsor”). The Public Warrants and Private Warrants meet the definition of a derivative and the Company recorded these warrants as long-term liabilities on the Consolidated Balance Sheets at fair value upon the closing of the Business Combination, with subsequent changes in their respective fair values recognized in the Consolidated Statements of Operations and Comprehensive Loss at each reporting date. As of December 31, 2025, the warrants are classified as current liabilities on the Consolidated Balance Sheets. For further discussion related to the Public Warrants and Private Warrants, please refer to Note 11. Warrant Liabilities.
Warranty
The Company provides a free one-year assurance-type warranty to customers with the initial purchase of a Platinum instrument. The cost of the warranty is accrued upon the initial sale of an instrument in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.
Revenue Recognition
The Company’s revenue is derived from sales of products and services. Product revenue is primarily generated from the sales of instruments and consumables used in protein sequencing and analysis. Service revenue is primarily generated from service maintenance contracts including access to analysis software and advanced training for instrument use. The Company recognizes revenue when or as a customer obtains control of the promised goods and services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for these goods and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue as the performance obligations have been satisfied. The Company has made the accounting policy election allowed for under ASC 606-10-32-2A to exclude all sales taxes from transaction price. Revenue recognition for contracts with multiple deliverables is based on the separate satisfaction of each distinct performance obligation within the contract. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources readily available to the customer and is separately identified in the contract. The Company allocates transaction price to the performance obligations in a contract with a customer based on the relative standalone selling price of each performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information and specific factors such as competitive positioning, internal costs, profit objectives, and internally approved pricing guidelines related to the performance obligation.
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
The Company disaggregates revenue from contracts with customers by type of revenue. The Company believes product revenue and service revenue aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. For further discussion on the disaggregation of revenue, please refer to Note 15. Segment Information.
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
As of December 31, 2025, the Company had deferred revenue of $0.1 million included within Accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets. As of December 31, 2025, amounts included within Other long-term liabilities in the Company’s Consolidated Balance Sheets were immaterial. The Company expects to recognize approximately 80% of its remaining performance obligations as revenue during the year ending December 31, 2026.
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
Selling, General and Administrative
Selling, general and administrative expenses primarily consist of personnel costs and benefits, stock-based compensation, patent and filing fees, consulting and professional services, legal and accounting services, facilities costs, depreciation and amortization expense, insurance and office expenses, product advertising and marketing. Advertising costs are expensed as incurred. Advertising expenses were immaterial for the years ended December 31, 2025, 2024 and 2023.
Net Loss per Share
Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of Class A and Class B common stock of the Company outstanding during the period, without consideration of potentially dilutive securities.
Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of Class A and Class B common shares plus the common equivalent shares of the period, including any dilutive effect from such shares. The Company’s diluted net loss per share is the same as basic net loss per share for all periods presented, since the effect of potentially dilutive securities is anti-dilutive. For further discussion, please refer to Note 12. Net Loss Per Share.
Stock-Based Compensation
Stock-based compensation expense for restricted stock and stock option grants with only service conditions is recognized on a straight-line basis over the requisite service period of the individual grants, which is generally the vesting period, based on the estimated grant date fair values. Stock-based compensation expense for stock option grants subject to non-

financing event performance conditions on an accelerated basis is recognized as though each vesting portion of the award was, in substance, a separate award.
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
•Expected Term: The expected term is calculated using the weighted-average period that the stock options are expected to be outstanding prior to being exercised. The Company determines expected term based on historical exercise patterns and its expectation of the time it will take for employees to exercise options still outstanding. The Company estimates non-employees’ options based on the contractual term.
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
The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not-to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves or unrecognized tax benefits that are considered appropriate, as well as the related net interest and penalties, as applicable. As of both December 31, 2025 and 2024, no accrued interest and penalties associated with any uncertain tax positions were recorded on the Consolidated Balance Sheets. The Company recognized an immaterial amount of interest and penalties in the Statements of Operations and Comprehensive Income for the year ended December 31, 2024. There were no interest and penalties recognized in the Statements of Operations and Comprehensive Income for the years ended December 31, 2025 and December 31, 2023.
Recently Issued Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard provides entities with a practical expedient when calculating current expected credit loss by assuming the current conditions as of the balance sheet date will not change for the remaining life of the asset. The ASU is effective for fiscal years beginning after December 15, 2025 and interim periods within those annual periods, with early adoption permitted. The ASU is to be applied on a prospective basis. The Company adopted ASU 2025-05 effective January 1, 2026. The adoption of ASU 2025-05 did not have a material impact to the Consolidated Financial Statements and disclosures.
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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands income tax disclosure requirements to include additional information related to the rate reconciliation of effective tax rates to statutory rates, as well as additional disaggregation of taxes paid in both U.S. and foreign jurisdictions. The amendments in ASU 2023-09 also remove disclosures related to certain unrecognized tax benefits and deferred taxes. The Company adopted ASU 2023-09 prospectively during the year ended December 31, 2025. The impact of ASU 2023-09 was not material to the Company’s Consolidated Financial Statements. For further details regarding the Company’s income taxes, please refer to Note 14. Income Taxes.
Note 3. Investments in Marketable Securities

As of December 31, 2025 and 2024 the Company’s marketable securities were classified as available-for-sale securities, carried at fair value, with the unrealized holding gains/(losses), net of income taxes, reflected in accumulated other comprehensive income/(loss) until realized.

During the year ended December 31, 2023, the Company’s investments in marketable securities were classified as trading securities and consisted of ownership interests in fixed income mutual funds. In the fourth quarter of 2023, these trading securities were sold and the Company reinvested the funds received from the sale in marketable securities deemed to be available-for-sale securities. Unrealized gain (loss) on trading securities and realized loss on trading securities related to the Company’s trading securities for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	2025	2024	2023
Unrealized gain on trading securities	$—	$—	$10,690
Realized loss on trading securities	$—	$—	$(5,103)

The following is a summary of the Company’s available-for-sale securities recorded within Marketable securities on the Consolidated Balance Sheets as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Amortized Costs	Gross Unrealized Net Gains/(Losses)	Fair Value
Financial Assets
Short-term marketable securities:
U.S. Treasury securities	$43,159	$13	$43,172
Corporate bonds	14,241	5	14,246
Commercial paper	83,816	37	83,853
Total short-term marketable securities	141,216	55	141,271
Long-term marketable securities:
U.S. government agency bonds	31,100	(67)	31,033
Corporate bonds	21,805	17	21,822
Total long-term marketable securities	52,905	(50)	52,855
Total marketable securities	$194,121	$5	$194,126

	December 31, 2024
	Amortized Costs	Gross Unrealized Net Gains	Fair Value
Financial Assets
Short-term marketable securities:
U.S. Treasury securities	$108,047	$63	$108,110
Commercial paper	52,243	9	52,252
Total marketable securities	$160,290	$72	$160,362
The fair values of the Company’s available-for-sale securities included within Marketable securities on the Consolidated Balance Sheets as of December 31, 2025 and 2024, by remaining contractual maturity, are as follows (in thousands):

	December 31, 2025
	One Year or Less	Over One Year Through Five Years	Total
Financial Assets
Short-term marketable securities:
U.S. Treasury securities	$43,172	$—	$43,172
Corporate bonds	14,246	—	14,246
Commercial paper	83,853	—	83,853
Total short-term marketable securities	141,271	—	141,271
Long-term marketable securities
U.S. government agency bonds	—	31,033	31,033
Corporate bonds	—	21,822	21,822
Total long-term marketable securities	—	52,855	52,855
Total marketable securities	$141,271	$52,855	$194,126

	December 31, 2024
	One Year or Less	Total
Financial Assets
Short-term marketable securities:
U.S. Treasury securities	$108,110	$108,110
Commercial paper	52,252	52,252
Total marketable securities	$160,362	$160,362
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
The carrying value of cash and cash equivalents, accounts payable and accrued expenses and other current liabilities approximates their fair values due to the short-term or on demand nature of these instruments. As of December 31, 2025 and 2024, the Company’s investment portfolio included available-for-sale securities which were comprised of money market funds, U.S. Treasury bills, U.S. government agency bonds and/or commercial paper. The Company has certain U.S. Treasury bills, U.S. government agency bonds, and commercial papers classified as Level 2 due to the fair value for these instruments being determined by utilizing observable inputs in similar assets or identical assets in non-active markets.
Warrants are recorded as Warrant liabilities, current, and Warrant liabilities, non-current, on the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024, respectively. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented as Change in fair value of warrant liabilities in the Consolidated Statements of Operations and Comprehensive Loss.
The Public Warrants and Private Warrants were carried at fair value as of December 31, 2025 and 2024. The Public Warrants were valued using Level 1 inputs as they are traded in an active market. The Private Warrants were valued using a binomial lattice model, which results in a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Warrants was the expected volatility of the Company’s Class A common stock. The expected volatility was based on consideration of the implied volatility from the Company’s own public warrant pricing and on the historical volatility observed at guideline public companies. As of December 31, 2025, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 263.6%, (ii) risk-free interest rate of 3.60%, (iii) strike price of $11.50, (iv) fair value of common stock of $1.10, and (v) expected life of 0.4 years. As of December 31, 2024, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 194.3%, (ii) risk-free interest rate of 4.20%, (iii) strike price of $11.50, (iv) fair value of common stock of $2.70, and (v) expected life of 1.4 years.

The following tables set forth the Company’s fair value hierarchy for assets and liabilities measured at fair value as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$17,167	$—	$—	$17,167
Marketable securities:
U.S. Treasury securities	—	43,172	—	43,172
U.S. government agency bonds	—	31,033	—	31,033
Commercial paper	—	119,921	—	119,921
Total assets at fair value on a recurring basis	$17,167	$194,126	$—	$211,293

Liabilities:
Public Warrants	$767	$—	$—	$767
Private Warrants	—	—	27	27
Total liabilities at fair value on a recurring basis	$767	$—	$27	$794

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$20,340	$—	$—	$20,340
U.S. Treasury securities	—	—	—	—
Commercial paper	16,919	—	—	16,919
Marketable securities:
U.S. Treasury securities	—	108,110	—	108,110
Commercial paper	—	52,252	—	52,252
Total assets at fair value on a recurring basis	$37,259	$160,362	$—	$197,621

Liabilities:
Public Warrants	$4,792	$—	$—	$4,792
Private Warrants	—	—	203	203
Total liabilities at fair value on a recurring basis	$4,792	$—	$203	$4,995
There were no transfers of financial assets or liabilities into or out of Level 3 for the years ended December 31, 2025 and 2024.
Note 5. Inventory
Inventory consists of the following as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Raw materials	$453	$1,290
Work in progress	1,794	2,212
Finished goods	950	565
Total inventory	$3,197	$4,067

Charges recorded for inventory write-downs included in Research and development expenses in the Consolidated Statements of Operations and Comprehensive Loss were $1.6 million, $3.2 million and $3.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Charges recorded for inventory write-downs included in Cost of revenue in the Consolidated Statements of Operations and Comprehensive Loss were $0.7 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively. Charges recorded for inventory write-downs included in Cost of revenue in the Consolidated Statements of Operations and Comprehensive Loss were immaterial for the year ended December 31, 2023.
Note 6. Property and Equipment, Net
Property and equipment, net, consists of the following as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Laboratory and production equipment	$14,615	$13,412
Computer equipment	1,761	1,724
Purchased software	57	57
Furniture and fixtures	318	321
Leasehold improvements	11,790	7,226
Construction in process	1,390	4,960
Subtotal	29,931	27,700
Less: Accumulated depreciation and amortization	(16,737)	(11,707)
Property and equipment, net	$13,194	$15,993
Depreciation and amortization expense is included within Cost of revenue, Research and development and Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. For the years ended December 31, 2025, 2024 and 2023, depreciation and amortization expense was $4.5 million, $4.6 million and $4.2 million, respectively.
For the year ended December 31, 2025, the Company recorded immaterial losses on disposals relating to property and equipment of $0.1 million with accumulated depreciation and amortization of $0.1 million. For the year ended December 31, 2024, the Company recorded losses on disposals of $0.4 million relating to property and equipment of $3.2 million with accumulated depreciation and amortization of $2.8 million. For the year ended December 31, 2023, the Company recorded losses on disposals of $0.1 million relating to property and equipment of $0.3 million with accumulated depreciation and amortization of $0.2 million.
Note 7. Leases
Lease-related costs for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	2025	2024	2023
Operating lease cost	$3,036	$3,518	$3,478
Variable lease cost	1,591	1,786	1,678
Total lease cost	$4,627	$5,304	$5,156

As of December 31, 2025, the maturities of the operating lease liabilities and a reconciliation to the present value of lease liabilities were as follows (dollars in thousands):

Remaining Lease Payments
2026	$2,090
2027	1,991
2028	354
2029	119
Total remaining undiscounted lease payments	$4,554
Less: Imputed interest	(388)
Total operating lease liabilities	4,166
Less: current portion	(1,844)
Long-term operating lease liabilities	$2,322
Weighted-average remaining lease term (in years)	2.2
Weighted-average discount rate	8.1%
The following table provides certain cash flow and supplemental cash flow information related to the Company’s right-of-use assets and lease liabilities for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Operating cash paid to settle operating lease liabilities	$3,910	$4,436
Right-of-use assets obtained in exchange for lease liabilities(1)	$—	$1,047
Derecognition of right-of-use asset and lease liability due to operating lease termination	$1,687	$—
(1) The year ended December 31, 2024 includes an increase in right-of-use assets due to the change in estimated timing of receipt of reimbursements for tenant improvements related to the New Haven, Connecticut lease.
During the year ended December 31, 2025, the Company entered into the Mutual Release Agreement to terminate the lease of 67,000 square feet of space in New Haven, Connecticut, resulting in the derecognition of the right-of-use asset in the amount of $7.3 million and the related lease liability in the amount of $5.6 million which were included in Operating lease right-of-use assets and Operating lease liabilities, respectively, on the Consolidated Balance Sheets. For further details regarding this lease termination, please refer to Note 17. Commitments and Contingencies.
Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Legal fees	$330	$2,166
Sales tax payable	549	1,339
Restructuring costs	—	679
Severance costs	137	—
Deferred revenue	133	189
Royalties	82	150
Other	274	325
Total accrued expenses and other current liabilities	$1,505	$4,848

Note 9. Equity Transactions
Class A Common Stock
As of December 31, 2025 and 2024, the Company had authorized 600,000,000 shares of Class A common stock at $0.0001 par value per share, of which a total of 196,431,273 and 146,953,271 shares were outstanding, respectively.
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
Class B Common Stock
As of December 31, 2025 and 2024, the Company had authorized 27,000,000 shares of Class B common stock at $0.0001 par value per share, of which a total of 19,937,500 shares were outstanding for both years.
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
Dividend Rights of Class A and Class B Common Stock
With limited exceptions in the case of certain stock dividends or disparate dividends approved by the affirmative vote of the holders of a majority of the Class A common stock and Class B common stock, each voting separately as a class, holders of Class B common stock will share ratably (based on the number of shares of Class B common stock held), together with each holder of Class A common stock, if and when any dividend is declared by the Board out of funds legally available therefor, subject to restrictions, whether statutory or contractual (including with respect to any outstanding indebtedness), on the declaration and payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock or any class or series of stock having a preference over, or the right to participate with, the Class B common stock with respect to the payment of dividends.
Preferred Stock
As of December 31, 2025 and 2024, the Company had authorized 1,000,000 shares of preferred stock at $0.0001 par value per share. There were no preferred shares outstanding for both years.
Preferred stock may be issued from time to time in one or more series. Any shares of preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law.
At-the-Market Equity Offering Programs
The Company filed a universal shelf registration statement on Form S-3 and a subsequent amendment to the Form S-3 (the “2025 Shelf Registration Statement”), on September 26, 2025 and October 9, 2025, respectively, covering the offering of Class A common stock, preferred stock, debt securities, warrants, rights and units. The 2025 Shelf Registration Statement replaced an equivalent shelf registration statement on Form S-3 originally declared effective on August 22, 2023 (the “2023 Shelf Registration Statement”).
On September 26, 2025, the Company entered into a Sales Agreement (the “Leerink Sales Agreement”) with Leerink Partners LLC (“Leerink”), pursuant to which the Company may offer and sell shares of its Class A common stock, having an aggregate offering price of up to $100.0 million, from time to time through an “at-the-market” offering program under which Leerink will act as sales agent (the “2025 ATM Offering”). The Company has no obligation to sell any shares under the Leerink Sales Agreement and may at any time suspend solicitation and offers under the Leerink Sales Agreement. The

2025 ATM Offering is being made pursuant to the 2025 Shelf Registration Statement and a sales agreement prospectus related to the 2025 ATM Offering. During the year ended December 31, 2025, there were no shares sold under the Sales Agreement.
On December 11, 2024, the Company entered into an Equity Distribution Agreement (the “Canaccord Sales Agreement”) with Canaccord Genuity LLC (“Canaccord”) to sell shares of its Class A common stock having an aggregate offering price of up to $75.0 million, from time to time through an “at-the-market” offering program under which Canaccord acted as sales agent (the “2024 ATM Offering”). The Company had no obligation to sell any shares under the Canaccord Sales Agreement and could at any time suspend solicitation and offers under the Canaccord Sales Agreement. The 2024 ATM Offering was made pursuant to the 2023 Shelf Registration Statement and a prospectus supplement related to the 2024 ATM Offering dated December 11, 2024. During the year ended December 31, 2024, we sold and issued 23,425,650 shares of our Class A common stock under the 2024 ATM Offering, resulting in gross proceeds of $36.2 million. Net proceeds were $34.8 million after commissions and issuance costs of $1.4 million. The Company sold no shares of our Class A common stock under the 2024 ATM Offering during the years ended December 31, 2025 and December 31, 2023. In connection with the July 2025 Registered Direct Offering, as described below, the Company provided written notice, effective as of July 3, 2025, to Canaccord of its election to terminate the Canaccord Sales Agreement for its at-the-market offering.
Registered Direct Offerings and Pre-funded Warrants
On July 3, 2025, the Company entered into a securities purchase agreement with a certain institutional investor pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “July 2025 Registered Direct Offering”), an aggregate of (i) 18,200,000 shares of the Company’s Class A common stock at a price of $1.67 per share and (ii) pre-funded warrants to purchase 11,740,119 shares of common stock (the “Pre-Funded Warrants”). The Pre-Funded Warrants were exercised in full on August 1, 2025 at the exercise price of $0.0001 for one share of Class A common stock per Pre-Funded Warrant. The gross proceeds to the Company from the July 2025 Registered Direct Offering were approximately $50.0 million. After deducting estimated placement agents’ fees and other offering expenses payable by the Company, net proceeds as of December 31, 2025 were approximately $46.7 million.
On January 3, 2025, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “January 2025 Registered Direct Offering”) an aggregate of 15,625,000 shares of the Company’s Class A common stock at a price of $3.20 per share. The gross proceeds to the Company from the January 2025 Registered Direct Offering were $50.0 million. After deducting estimated placement agents’ fees and other offering expenses payable by the Company, net proceeds recorded as of December 31, 2025 were approximately $46.8 million.
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
Note 10. Stock-based Compensation
Equity Incentive Plan
The Quantum-Si Incorporated 2021 Equity Incentive Plan (the “2021 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2021 Plan. As of December 31, 2025, there were 14,602,612 shares available for future grant under the 2021 Plan.
Inducement Equity Incentive Plan
On May 8, 2023, the Company adopted the 2023 Inducement Equity Incentive Plan (the “2023 Inducement Plan”) to reserve 3,000,000 shares of its Class A common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. On August 23, 2024, the Company amended the 2023 Inducement Plan to reserve an additional 3,000,000 shares of its Class A common stock under the 2023 Inducement Plan. The terms and conditions of the 2023 Inducement Plan, as amended, are substantially similar to those of the 2021 Plan. As of December 31, 2025, there were 2,239,404 shares remaining available for issuance under the 2023 Inducement Plan.
Stock options
The Company granted an aggregate of 1,166,855and 2,282,600 stock option awards to participants during the years ended December 31, 2025 and 2024, respectively, with vesting subject to the participant’s continued employment with or continued service provided to the Company through the applicable vesting dates.
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
Stock-based compensation related to stock options for the years ended December 31, 2025, 2024 and 2023 was $6.3 million, $6.4 million and $7.1 million, respectively. The Company estimates and records the compensation cost associated with the grants described above with an offsetting entry to paid-in capital. The Company utilized the Black-Scholes model for determining the estimated fair value for service or performance-based stock-based awards. The Black-Scholes model requires the use of subjective assumptions which determine the fair value of stock-based awards. The assumptions used to value option grants to employees and non-employees for the years ended December 31, 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Expected term (in years)	4.6 – 5.5	4.6 – 5.0	5.0 – 6.2
Risk-free interest rate	4.4% – 4.4%	3.4% – 5.2%	3.4% – 4.4%
Expected volatility	107% – 114%	82% – 91%	62% – 64%
Expected dividend yield	—	—	—
Weighted average fair value per share at grant date	$1.17	$1.03	$1.01
A summary of the stock option activity is presented in the table below:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	20,803,142	$2.61	7.8	$11,507
Granted	1,166,855	1.44
Exercised	(830,228)	2.31
Forfeited	(2,009,819)	3.36
Outstanding at December 31, 2025	19,129,950	$2.47	7.1	$22
Exercisable at December 31, 2025	10,796,502	$2.81	6.4	$22
Vested and expected to vest at December 31, 2025	19,129,950	$2.47	7.1	$22

The total fair value of stock options that vested during the years ended December 31, 2025 and 2024 was approximately $5.4 million and $6.4 million, respectively.
As of December 31, 2025 total unrecognized stock-based compensation related to stock options was $6.0 million, which is expected to be recognized over a remaining weighted average vesting period of 1.5 years.
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
On March 15, 2024, the market conditions that trigger the vesting of these performance-based stock option awards were modified. The modified market conditions require the Company’s Class A common stock to trade above specified levels for certain defined periods of time that are different from the original awards. The Company accounted for the modifications as modifications of market conditions. The total incremental stock-based compensation expense to be recognized for these awards is approximately $2.4 million within Selling, general and administrative operating expenses in the Consolidated Statements of Operations and Comprehensive Loss. Incremental stock-based compensation expense was $0.8 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively. There were no such modifications to performance-based stock option awards for the year ended December 31, 2023.
Restricted stock units
During the years ended December 31, 2025, 2024 and 2023, the Company granted an aggregate of 8,535,732, 9,216,559 and 786,938, respectively, of restricted stock unit (“RSU”) awards to participants with vesting subject to the participant’s continued employment with or continued service provided to the Company through the applicable vesting dates.
Stock-based compensation related to RSU awards for the years ended December 31, 2025, 2024 and 2023 was $4.5 million, $2.4 million and $1.4 million, respectively.
The number of shares and weighted average grant date fair values of restricted non-vested common stock at the beginning and end of 2025, as well as restricted stock units granted, vested, and forfeited during the year were as follows:

	Number of Shares Underlying RSUs	Weighted Average Grant-Date Fair Value (per share)
Non-vested RSUs at December 31, 2024	7,179,009	$1.39
Granted	8,535,732	1.21
Vested	(3,082,653)	1.36
Forfeited	(1,513,697)	1.21
Non-vested RSUs at December 31, 2025	11,118,391	$1.29
As of December 31, 2025 total unrecognized stock-based compensation related to restricted stock was $13.4 million, which is expected to be recognized over the remaining weighted average vesting period of 2.9 years.

The total fair value of restricted stock vested during the years ended December 31, 2025 and 2024 was approximately $4.2 million and $2.6 million, respectively.
Stock-based Compensation Expense
Stock-based compensation is allocated to Research and development and Selling, general and administrative operating expenses in the Consolidated Statements of Operations and Comprehensive Loss. Stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	2025	2024	2023
Research and development	$2,834	$2,659	$2,961
Selling, general and administrative	7,939	6,228	5,555
Total stock-based compensation	$10,773	$8,887	$8,516
No related tax benefits of the stock-based compensation expense have been recognized and no related tax benefits have been realized from the exercise of stock options due to the Company’s net operating loss carryforwards.
Note 11. Warrant Liabilities
Public Warrants
As of December 31, 2025 and 2024, there was an aggregate of 3,833,317 and 3,833,319, respectively, of outstanding Public Warrants which entitle the holder to acquire Class A common stock. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment as discussed below, beginning on September 9, 2021. The warrants will expire on June 10, 2026 or earlier upon redemption or liquidation.
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

The Public Warrants do not meet the criteria to be classified in stockholders’ equity as the exercise of the warrants may be settled in cash upon the occurrence of a tender offer or exchange offer in which the maker of the tender offer or exchange offer, upon completion of the tender offer or exchange offer, beneficially owns more than 50% of the outstanding shares of the Company’s Class A common stock, even if it would not result in a change of control of the Company. This provision precludes the Public Warrants from being classified in equity and thus, they are classified as current and long-term liabilities on the Condensed Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.
Private Warrants
There were 135,000 Private Warrants outstanding as of December 31, 2025 and 2024. The Private Warrants are identical to the Public Warrants, except that so long as they are held by the Sponsor or any of its permitted transferees, (i) the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or saleable until 30 days after the completion of the Business Combination, (ii) the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and (iii) the Private Warrants are not subject to the Company’s redemption option at the price of $0.01 per warrant. The Private Warrants are subject to the Company’s redemption option at the price of $0.01 per warrant, provided the other conditions of such redemption are met, as described above. If the Private Warrants are held by a holder other than the Sponsor or any of its permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants.
The Private Warrants do not meet the criteria to be classified in stockholders’ equity as the terms of the warrants provide for potential changes to the settlement amounts depending upon the characteristics of the warrant holder, and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares. This provision precludes the Private Warrants from being classified in equity and thus, they are classified as current and long-term liabilities on the Condensed Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.
The fair value of warrant liabilities was $0.8 million and $5.0 million as of December 31, 2025 and 2024, respectively. The Company recognized a gain of $4.2 million and losses of $3.7 million and $0.3 million for the years ended December 31, 2025, 2024 and 2023, respectively, as a Change in fair value of warrant liabilities in the Consolidated Statements of Operations and Comprehensive Loss. There were two exercises and no redemptions of the Public Warrants and no exercises or redemptions of the Private Warrants during the year ended December 31, 2025. There were no exercises or redemptions of the Public Warrants or Private Warrants during the years ended December 31, 2024 and 2023.
For further details regarding the warrant liabilities, please refer to Note 4. Fair Value of Financial Instruments.
Note 12. Net Loss Per Share
The Company presents both basic earnings per share (“EPS”) and diluted EPS. Basic and diluted net loss per share was the same for each period presented as the inclusion of all common share equivalents would have been anti-dilutive.
The following table presents the calculations for the years ended December 31, 2025, 2024 and 2023 of basic and diluted net loss per share for the Company’s common stock (in thousands, except per share amounts):

	2025	2024	2023
Numerator
Net loss	$(101,339)	$(101,007)	$(95,960)
Numerator for basic and diluted EPS - loss attributable to common stockholders	$(101,339)	$(101,007)	$(95,960)
Denominator
Common stock	197,765	143,196	141,300
Denominator for basic and diluted EPS - weighted-average common stock	197,765	143,196	141,300
Basic and diluted net loss per share	$(0.51)	$(0.71)	$(0.68)
Net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive.

The following potential dilutive shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Outstanding options to purchase common stock	19,129,950	20,803,142	22,511,900
Outstanding restricted stock units	11,118,391	7,179,009	847,169
Outstanding warrants	3,968,317	3,968,319	3,968,319
	34,216,658	31,950,470	27,327,388
Note 13. Restructuring
The Company committed to organizational restructurings during the fourth quarter of 2024, designed to decrease its costs and create a more streamlined organization to support its business. These liabilities are included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.
The Company’s restructuring costs, primarily for cash severance and other severance costs, are allocated to the following operating expense categories as follows (in thousands):

	Research and Development	Selling, general and administrative	Total
Balance as of December 31, 2024	$513	$166	$679
Restructuring charges incurred(1)	312	—	312
Cash payments and other adjustments(1)	(825)	(166)	(991)
Balance as of December 31, 2025	$—	$—	$—
Current liabilities			$—
Long-term liabilities			—
Total liabilities as of December 31, 2025			$—
(1) Restructuring charges incurred and Cash payments and other adjustments include non-cash charges related to stock-based compensation expense and charges for cash severance and other severance costs, including health care coverage for a specified period of time after separation.
The Company’s restructuring activities were complete as of December 31, 2024 and, as of December 31, 2025, the Company does not expect to incur additional charges associated with these activities.
Note 14. Income Taxes
The components of (loss) income before provision for income taxes for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	2025	2024	2023
Domestic loss before provision for income taxes	$(103,891)	$(101,108)	$(95,977)
Foreign income before provision for income taxes	2,610	157	17
Loss before provision for income taxes	$(101,281)	$(100,951)	$(95,960)
The provision for income taxes for the years ended December 31, 2025, 2024 and 2023 consists of the following (in thousands):

	2025	2024	2023
Current:
Foreign	$58	$56	$—
Total current	58	56	—
Income tax provision	$58	$56	$—
The table below provides the updated requirements of ASU 2023-09 for the year ended December 31, 2025. For further discussion related to ASU 2023-09, please refer to Note 2. Summary of Significant Accounting Policies. For purposes of reconciling the Company’s provision for income taxes at the statutory rate and the Company’s provision for income taxes at the effective rate, a notional 21% tax rate was applied as follows:

	2025
	$	%
U.S. federal income tax at statutory rate	$(21,269)	21.00%
State and local income taxes, net of federal income tax effect(1)	(277)	0.27
Foreign tax effect
Other foreign	(305)	0.30
Effect of cross-border tax laws
Other	548	(0.54)
Tax credits
Changes in valuation allowance	19,218	(18.97)
Nontaxable or nondeductible items
Officer compensation	1,386	(1.37)
Other	(420)	0.41
Changes in unrecognized tax benefits	1,177	(1.16)
Income tax expense and effective income tax rate	$58	(0.06%)
(1) For the year ended December 31, 2025, the states and district that contributed to the majority (greater than 50%) of the tax effect in this category include California, Connecticut, District of Columbia, Massachusetts and New York.
As previously disclosed, for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	2024	2023
	%	%
Federal income tax at statutory rate	21.00%	21.00%
State income tax, net of federal benefit	3.21	7.81
Uncertain tax positions	(0.15)	(1.45)
Tax credits generated in current year	(3.41)	0.68
Return to provision adjustments	—	(3.25)
Stock-based compensation	(1.01)	(3.17)
Other	0.51	(0.10)
Tax rate change	(3.41)	—
Valuation allowance change	(16.79)	(21.52)
Effective tax rate	(0.05)%	—%
The difference between the statutory federal income tax rate and the Company’s effective tax rate in 2024 and 2023 is primarily attributable to the effect of losses sustained which required a valuation allowance.

The amounts of cash income taxes paid by the Company are as follows (in thousands):

2025
Foreign
France	24
Total	$24
The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 related to the following (in thousands):

	2025	2024
Deferred income tax assets:
Net operating loss carryforwards	$128,955	$101,115
Tax credit carryforwards	11,306	10,576
Stock-based compensation	2,866	2,997
Operating lease liabilities	1,036	3,258
Loss on marketable securities	4,994	3,963
Capitalized research and development	22,342	32,220
Property and equipment	2,927	—
Other	4,515	5,687
Total deferred income tax assets	$178,941	$159,816

Deferred income tax liabilities:
Operating lease right-of-use assets	$(861)	$(3,287)
Property and equipment	—	(36)
Total deferred income tax liabilities	(861)	(3,323)
Valuation allowance	(178,080)	(156,493)
Net deferred tax assets	$—	$—
A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation, as of December 31, 2025 and 2024, the Company recorded a valuation allowance of $178.1 million and $156.5 million, respectively. The valuation allowance increased by $21.6 million and $17.0 million, for the years ended December 31, 2025 and 2024, respectively, due to losses incurred that cannot be realized.
As of December 31, 2025, the Company has accumulated federal and state net operating loss (“NOL”) carryforwards of $513.1 million and $355.8 million, respectively. Of the $513.1 million of federal NOL carryforwards, $65.5 million was generated before January 1, 2018 and is subject to the 20-year carryover period (“pre-Tax Act losses”) and begin to expire in 2033. The remaining $447.6 million can be carried forward indefinitely but is subject to the 80% taxable income limitation. Of the $355.8 million of state NOL carryforwards, $24.5 million can be carried forward indefinitely with the remaining beginning to expire in 2031.
In addition, the Company has federal and Connecticut research and development credit carryforwards totaling $8.1 million and $5.3 million, respectively. The federal research and development credits begin to expire in 2033 unless previously utilized. The Connecticut research and development credits do not expire.
The Company also has federal and state capital loss carryforwards totaling $20.1 million and $14.6 million, respectively. The capital losses start expiring in 2027 unless previously utilized.

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
Upon the occurrence of an ownership change under Section 382 as outlined above, utilization of the Company’s NOL and research and development credit carryforwards are subject to an annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, which could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization. The Company has completed an analysis through December 31, 2025 and no such ownership change has occurred, however, an ownership change may occur in the future.
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
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits as of December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Beginning balance	$1,685	$1,379	$—
(Decreases) increases related to prior year tax positions	(153)	136	1,310
Increases related to current year tax positions	1,404	170	69
Ending balance	$2,936	$1,685	$1,379
As of December 31, 2025, the Company had gross unrecognized tax benefits of $2.9 million which would affect the effective tax rate if recognized subject to valuation allowance. The Company’s policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. As of both December 31, 2025, the Company had no accrued interest and penalties recorded on its Consolidated Balance Sheets.

The Company is subject to taxation in the United States, various states within the United States, and France. The Company was notified in November 2024 that the Internal Revenue Service (“IRS”) will be examining their December 31, 2022 Federal income tax return. The audit commenced during 2025 and remains open as of December 31, 2025. As a result of the audit, the IRS proposed certain adjustments with respect to the tax reporting of our former executives’ 2022 compensation amounts, and the reclassification of an amount originally reported a net operating loss to a capital loss. Due to our current and historical loss position, the proposed adjustments would have no material impact on our Federal income tax; therefore, the Company has agreed to make the adjustments as proposed by the IRS. The net operating loss has been reduced by $7.4 million of which $4.4 million has been reclassified from net operating loss to capital loss. The Company has not been notified that it is under audit by any state or foreign taxing authorities, however, due to the presence of NOL carryforwards, all of the income tax years remain open for examination in each of these jurisdictions.
Additionally, as a result of legislation in the state of Connecticut and the country of France, companies have the opportunity to exchange certain research and development tax credit carryforwards for a cash refund. The research and development expenses that qualify for this benefit are limited to those costs incurred within each jurisdiction. The Company has elected to participate in these exchange programs and, as a result, has recognized net benefits of $2.6 million for the year ended December 31, 2025, and $0.2 million for each of the years ended December 31, 2024 and 2023, which are included in Research and development in the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2025 and 2024, the Company recorded $0.7 million of the research and development tax credit receivables in Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets. As of December 31, 2025, all refunds for years prior to 2024 have been received by the Company.

The Company analyzes undistributed earnings of its foreign disregarded entity and has accrued withholding taxes of $0.1 million for earnings that are not permanently reinvested. No additional deferred tax liability has been established, as the parent entity would not be required to include the distribution into income as the amount would be tax free under current law.
On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act, was enacted in the U.S., which includes a broad range of tax reform provisions, including extending and modifying certain key Tax Cuts and Jobs Act provisions (both domestic and international), and provisions allowing accelerated tax deductions for qualified property and research expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The legislation’s enactment did not materially impact our effective income tax rate or cash tax position for the year ended December 31, 2025.
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
The Company’s Chief Operating Decision Maker (the “CODM”), its Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of assessing financial performance, making operating decisions and allocating resources. Accordingly, the Company has determined it operates as a single reportable segment. The CODM utilizes the Company’s long-range plan, which includes product development roadmaps and long-range financial models, as a key input to resource allocation. The CODM makes decisions on resource allocation, assesses the performance of the business, and monitors budget versus actual results on a consolidated basis using loss from operations as reported in the Consolidated Statements of Operations and Comprehensive Loss as the primary measure of segment profit or loss. Net loss and the change in cash and cash equivalents and marketable securities are also measures considered in monitoring budget versus actual results.

Significant expenses within loss from operations, as well as within net loss, include research and development, and selling, general and administrative expenses, which are each separately presented on the Company’s Consolidated Statements of Operations and Comprehensive Loss. Other segment items included in net loss on the Company’s Consolidated Statements of Operations and Comprehensive Loss are lease termination expense, net, legal settlement expense, net of insurance proceeds, dividend income, interest income, change in fair value of warrant liabilities, other expense or income, net, and provision for income taxes.
The Company’s revenue is derived from sales of products and services. Product revenue is primarily generated from the sales of instruments and consumables used in protein sequencing and analysis. Service revenue is primarily generated from service maintenance contracts including access to analysis software and advanced training for instrument use.
Total revenue generated from domestic and international sales for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	2025	2024	2023
Domestic	$699	$1,235	$788
International	1,737	1,823	294
Total revenue	$2,436	$3,058	$1,082
Note 16. Related Party Transactions
The Company was a party to the Amended and Restated Technology Services Agreement (the “ARTSA”), most recently amended on November 11, 2020, by and among 4Catalyzer Corporation (“4C”), the Company and other participant companies controlled by Dr. Jonathan Rothberg, the Chairman of the Company’s Board of Directors. The Company entered into a First Addendum to the ARTSA on February 17, 2021 pursuant to which the Company agreed to terminate its participation under the ARTSA no later than immediately prior to the effective time of the Business Combination, resulting in the termination of the Company’s participation under the ARTSA on June 10, 2021. In connection with the termination of the Company’s participation under the ARTSA, the Company terminated its existing arm’s length lease agreement with

4C and negotiated a new arm’s length lease agreement. Under the ARTSA, the Company and the other participant companies had agreed to share certain non-core technologies, which means any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant and subject to certain restrictions on use. The ARTSA also provided for 4C to perform certain services for the Company and each other participant company such as monthly administrative, management and technical consulting services to the Company which were pre-funded approximately once per quarter.
The Company incurred expenses paid to 4C in the amounts of $0.1 million, $0.3 million and $0.6 million during the years ended December 31, 2025, 2024 and 2023, respectively. These expenses included immaterial amounts for month-to-month sublease arrangements for office and laboratory spaces from 4C and certain administrative expenses. These expenses are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The ARTSA also provided for the participant companies to provide other services to each other. There were no amounts payable to or from the Company related to such services as of December 31, 2025 and 2024.
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
Note 17. Commitments and Contingencies
Commitments
Licenses related to certain intellectual property:
The Company licenses certain intellectual property, some of which may be utilized in its current or future product offerings. To preserve the right to use such intellectual property, the Company is required to make annual minimum fixed payments totaling approximately $0.2 million as well as royalties based on net sales if the royalties exceed annual minimum fixed payments. As of both December 31, 2025 and 2024, the Company had accrued royalties of approximately $0.1 million included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.
Other commitments:
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the years ended December 31, 2025 and 2024.
Contingencies
The Company is subject to claims in the ordinary course of business. Except as discussed below, the Company is not currently a party to any pending or threatened litigation, the outcome of which would be expected to have a material adverse effect on its financial condition, results of operations, or cash flows. The Company discloses contingent liabilities even if the liability is not probable or estimable, or both, if there is a reasonable possibility a material loss may have been incurred.
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
On July 22, 2025, the parties of the Delaware Stockholder Litigation, through a mediation process, reached a preliminary settlement. As a result, as of December 31, 2025, the Company recorded a gross Accrued legal settlement liability of $8.0 million and a $4.6 million Legal settlement insurance receivable in the Consolidated Balance Sheets and associated legal settlement fees of $3.4 million in Legal settlement, net of insurance proceeds, in the Consolidated Statements of Operations and Comprehensive Loss during the year ended December 31, 2025. Of the $8.0 million accrued liability, $7.6 million represents the preliminary legal settlement amount and $0.4 million is an estimate of legal and related expenses to finalize the legal settlement.
On December 23, 2025, a Stipulation and Agreement of Compromise, Settlement, and Release in relation to the Delaware Stockholder Litigation (the “Settlement Agreement”) was executed. This Settlement Agreement is subject to the completion of a number of court procedural processes, including final court approval, which is scheduled for March 27, 2026. The Company has deemed these remaining court procedural processes as probable of occurring.
Contract Manufacturer Matter
In April 2023, the Company informed the contract manufacturer that had manufactured the Platinum and another development product, Carbon™, that it intended to wind down the relationship and transition to a different contract manufacturer. In October 2023, the former contract manufacturer filed a complaint against the Company in the State of Texas alleging breach of contract and made claims for economic damage and attorney costs. In January 2024, the suit was withdrawn and refiled in the State of Minnesota alleging similar claims. The Company denied all liability and countersued alleging claims of negligence. In August 2025, the Company paid $1.8 million to the former contract manufacturer to settle and discharge all claims. This amount is included in Legal settlement expense, net of insurance proceeds, in the Consolidated Statements of Operations and Comprehensive Loss.
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
For the year ended December 31, 2025, the Company recorded $13.6 million of total Lease termination expense, net, in the Consolidated Statements of Operations and Comprehensive Loss related to the Mutual Release Agreement. Included in this amount is (i) consideration for Winchester’s agreement to terminate the Lease Agreement as of the Early Termination Date and settle all disputes between the parties in the gross amount of $11.0 million, less the surrender of a $0.6 million security deposit and a $0.2 million credit for the monthly recurring charges incurred for September 2025, resulting in a net cash payment of $10.2 million, (ii) the write-off of tenant improvement construction costs, which were not placed in service and which were included in construction in process within Property and equipment, net, on the Consolidated Balance Sheets, resulting in a loss of $1.2 million, (iii) the derecognition of $1.7 million of net operating lease right-of-use assets and related lease liabilities, and, (iv) the write-off related to the surrender of the $0.6 million security deposit.

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
Disclosure controls and procedures are controls and other procedures designed to ensure information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of December 31, 2025.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on the results of its evaluation, management concluded our internal control over financial reporting was effective as of December 31, 2025.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2025, none of our officers or directors adopted, modified or terminated any such trading arrangements.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is incorporated by reference from the discussion responsive thereto under the headings “Management and Corporate Governance” and “Code of Conduct and Ethics” in our proxy statement for the 2026 annual meeting of stockholders (the “2026 Proxy Statement”).
ITEM 11.    EXECUTIVE COMPENSATION
The response to this item is incorporated by reference from the discussion responsive thereto under the heading “Executive Officer and Director Compensation” in our 2026 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The response to this item is incorporated by reference from the discussion responsive thereto under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2026 Proxy Statement.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this item is incorporated by reference from the discussion responsive thereto under the headings “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in our 2026 Proxy Statement.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
The response to this item is incorporated by reference from the discussion responsive thereto under the heading “Ratification of Selection of Independent Registered Public Accounting Firm” in our 2026 Proxy Statement.

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
1.Reports of Independent Registered Public Accounting Firms - Pricewaterhouse Coopers LLC and Deloitte & Touche LLP
2.Consolidated Balance Sheets as of December 31, 2025 and 2024
3.Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2025, 2024 and 2023
4.Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2025, 2024 and 2023
5.Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
6.Notes to the Consolidated Financial Statements
(ii)Financial Statement Schedules.
All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.
(iii)Exhibits.
The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.
(b)Exhibits.
The following exhibits are filed herewith or are incorporated by reference to exhibits filed with the SEC:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date
1.1	Sales Agreement, dated as of September 26, 2025, by and between Quantum-Si Incorporated and Leerink Partners LLC.		Form S-3 (Exhibit 1.2)	9/26/2025
2.1#	Business Combination Agreement, dated as of February 18, 2021, by and among Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.), Clay Merger Sub, Inc., and Q-SI Operations Inc. (formerly Quantum-Si Incorporated).		Form 8-K (Exhibit 2.1)	2/18/2021
3.1	Second Amended and Restated Certificate of Incorporation of Quantum-Si Incorporated, as amended.		Form 10-Q (Exhibit 3.1)	8/7/2024
3.2	Amended and Restated Bylaws of Quantum-Si Incorporated.		Form 10-K (Exhibit 3.2)	3/1/2022

4.1	Description of Securities.	Form 10-K (Exhibit 4.1)	2/29/2024
4.2	Specimen Class A Common Stock Certificate.	Form S-4/A (Exhibit 4.1)	5/11/2021
4.3	Warrant Agreement, dated as of September 3, 2020, by and between Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.) and Continental Stock Transfer & Trust Company.	Form 8-K (Exhibit 4.1)	9/9/2020
10.1	Form of PIPE Investor Subscription Agreement for institutional investors, dated as of February 18, 2021, by and between Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.) and the subscriber parties thereto.	Form 8-K (Exhibit 10.1)	2/18/2021
10.2	Form of PIPE Investor Subscription Agreement for accredited investors, dated as of February 18, 2021, by and between Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.) and the subscriber parties thereto.	Form 8-K/A (Exhibit 10.2)	2/19/2021
10.3	Form of Subscription Agreement, dated as of February 18, 2021, by and between Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.) and the Foresite Funds.	Form 8-K/A (Exhibit 10.3)	2/19/2021
10.4	Transaction Support Agreement, dated as of February 19, 2021, by and among Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.), and certain supporting stockholders of Q-SI Operations Inc. (formerly Quantum-Si Incorporated).	Form 8-K (Exhibit 10.1)	2/23/2021
10.5	Sponsor Letter Agreement, dated as of February 18, 2021, by and among HighCape Capital Acquisition LLC, Deerfield Partners, L.P., Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.) and Q-SI Operations Inc. (formerly Quantum-Si Incorporated).	Form 8-K (Exhibit 10.4)	2/18/2021
10.6+	Advisory Agreement, dated as of November 1, 2022, by and between Quantum-Si Incorporated and Jonathan M. Rothberg, Ph.D.	Form 10-K (Exhibit 10.6+)	3/17/2023
10.7+	Offer Letter of Employment, dated as of October 2, 2022, by and between Quantum-Si Incorporated and Jeffrey Hawkins.	Form 8-K (Exhibit 10.1)	10/4/2022
10.8+	Offer Letter of Employment, dated as of April 27, 2023, by and between Quantum-Si Incorporated and Jeffry Keyes.	Form 8-K (Exhibit 10.1)	5/2/2023
10.9+	Offer Letter of Employment, dated as of November 4, 2020, by and between Q-SI Operations Inc. (formerly Quantum-Si Incorporated) and Christian LaPointe, Ph.D., as supplemented by the Letter Agreement, dated as of February 16, 2021, by and between Q-SI Operations Inc. and Christian LaPointe, Ph.D.	Form 10-K (Exhibit 10.12+)	3/1/2022
10.10.1+	Quantum-Si Incorporated 2021 Equity Incentive Plan.	Form 8-K (Exhibit 10.13.1)	6/15/2021
10.10.2+	Form of Stock Option Agreement under 2021 Equity Incentive Plan.	Form 8-K (Exhibit 10.13.2)	6/15/2021
10.10.3+	Form of Restricted Stock Unit Agreement under 2021 Equity Incentive Plan.	Form 10-K (Exhibit 10.13.3+)	2/29/2024
10.11.1+	Q-SI Operations Inc. 2013 Employee, Director and Consultant Equity Incentive Plan, as amended.	Form 8-K (Exhibit 10.14.1)	6/15/2021
10.11.2+	Form of Stock Option Agreement under 2013 Employee, Director and Consultant Equity Incentive Plan, as amended.	Form 8-K (Exhibit 10.14.2)	6/15/2021
10.11.3+	Form of Restricted Stock Unit Agreement under 2013 Employee, Director and Consultant Equity Incentive Plan, as amended.	Form 8-K (Exhibit 10.14.3)	6/15/2021

10.12+	Form of Performance-Based Non-Qualified Stock Option Agreement.		Form S-8 (Exhibit 99.1)	11/10/2022
10.13+	Nonemployee Director Compensation Policy.		Form 10-K (Exhibit 10.16+)	2/29/2024
10.14+	Form of Indemnification Agreement.		Form 8-K (Exhibit 10.16)	6/15/2021
10.15	Amended and Restated Registration Rights Agreement, dated as of June 10, 2021, by and among Quantum-Si Incorporated (formerly HighCape Capital Acquisition Corp.) and certain of its securityholders.		Form 8-K (Exhibit 10.17)	6/15/2021
10.16	Lease Agreement between Quantum-Si Incorporated and BP3-SD5 5510 Morehouse Drive LLC, dated June 18, 2021.		Form 8-K (Exhibit 10.1)	6/24/2021
10.17#	Mutual Release Agreement, dated September 23, 2025, by and between Quantum-Si Incorporated and Winchester Office, LLC.		Form 8-K (Exhibit 10.1)	9/26/2025
10.18+	Quantum-Si Incorporated Executive Severance Plan, effective November 1, 2024.	X
10.19.1+	2023 Inducement Equity Incentive Plan, as amended.		Form 10-Q (Exhibit 10.3+)	11/12/2024
10.19.2+	Form of Restricted Stock Agreement under the 2023 Inducement Equity Incentive Plan.		Form 10-Q (Exhibit 10.3.1+)	11/12/2024
10.19.3+	Form of Stock Option Agreement under the 2023 Inducement Equity Incentive Plan.		Form S-8 (Exhibit 99.2)	7/20/2023
10.20+	Letter of Employment, dated as of August 12, 2024, by and between Quantum-Si Incorporated and John Vieceli.		Form 10-Q (Exhibit 10.1+)	11/12/2024
10.21	Sales Agreement, dated December 11, 2024, by and between Quantum-Si Incorporated and Canaccord Genuity LLC.		Form 8-K (Exhibit 10.1)	12/11/2024
10.22	Form of Securities Purchase Agreement, by and among the Company and the Purchasers.		Form 8-K (Exhibit 10.1)	1/6/2025
10.23	Placement Agency Agreement between the Company and the Placement Agent.		Form 8-K (Exhibit 10.2)	1/6/2025
10.24	Form of Securities Purchase Agreement, by and among Quantum-Si Incorporated and the Purchaser.		Form 8-K (Exhibit 10.1)	7/7/2025
10.25	Form of Placement Agency Agreement between the Company and the Placement Agent.		Form 8-K (Exhibit 10.2)	7/7/2025
10.26+	Separation Agreement, dated as of November 3, 2025 by and between Quantum-Si Incorporated and Mr. Todd Bennett.		Form 10-Q (Exhibit 10.5+)	11/5/2025
16.1	Letter from Deloitte & Touche LLP, dated June 7, 2024		Form 10-K (Exhibit 16.1)	6/7/2024
19.1	Insider Trading Policy, effective October 2025	X
21.1	List of Subsidiaries		Form 10-K (Exhibit 21.1)	3/17/2023
23.1	Consent of PricewaterhouseCoopers LLP	X
23.2	Consent of Deloitte & Touche LLP	X
24.1	Power of Attorney (included in the signature page)	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97+	Clawback Policy, effective as of August 3, 2023		Form 10-K (Exhibit 97)	2/29/2024

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
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
March 3, 2026
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

Name	Title	Date

/s/ Jeffrey Hawkins	President, Chief Executive Officer and Director	March 3, 2026
Jeffrey Hawkins	(Principal Executive Officer)

/s/ Jeffry Keyes	Chief Financial Officer and Treasurer	March 3, 2026
Jeffry Keyes	(Principal Financial and Accounting Officer)

/s/ Charles Kummeth	Chairman of the Board	March 3, 2026
Charles Kummeth

/s/ Paula Dowdy	Director	March 3, 2026
Paula Dowdy

/s/ Ruth Fattori	Director	March 3, 2026
Ruth Fattori

/s/ Amir Jafri	Director	March 3, 2026
Amir Jafri

/s/ John Patrick Kenny	Director	March 3, 2026
John Patrick Kenny

/s/ Brigid A. Makes	Director	March 3, 2026
Brigid A. Makes

/s/ Scott Mendel	Director	March 3, 2026
Scott Mendel

/s/ Kevin Rakin	Director	March 3, 2026
Kevin Rakin

/s/ Jonathan M. Rothberg, Ph.D.	Director	March 3, 2026
Jonathan M. Rothberg, Ph.D.