Form 10-Q
period 2026-03-31
Quantum-Si Inc
filed 2026-05-07
CIK 1816431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2026, the registrant had 197,822,663 shares of Class A common stock outstanding and 19,937,500 shares of Class B common stock outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995, that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. The actual results may differ from its expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue,” and similar expressions (or the negative versions of such words or expressions) are intended to identify such forward-looking statements. These forward-looking statements include, without limitation, our expectations with respect to future performance and development and commercialization of products and services. The forward-looking statements are based on projections prepared by, and are the responsibility of, management and involve significant risks and uncertainties that could cause the actual results to differ materially from those discussed in the forward-looking statements. Most of these factors are outside our control and are difficult to predict. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our ProteusTM platform (“Proteus”), which is anticipated to be commercially available by the end of 2026, with an expectation of customer-focused applications and capabilities. If Proteus is not launched within our communicated time frame, or is delivered without the customer-focused applications and capabilities, it could materially impact any potential of long-term financial success and our market credibility;
•the development and launch of new products may slow or delay customer purchasing decisions for existing instruments and/or consumables and the potential adverse impact to revenue in anticipation of superior technology that is pending launch;
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
These forward-looking statements are based on information available as of the date of this report and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, this Quarterly Report on Form 10-Q and in other filings that we make with the Securities and Exchange Commission. The risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$36,200	$21,639
Marketable securities, current	91,138	141,271
Accounts receivable, net of allowance of $270 and $270, respectively	203	561
Legal settlement insurance receivable	—	4,638
Inventory	2,191	3,197
Prepaid expenses and other current assets	5,232	4,554
Total current assets	134,964	175,860
Marketable securities, non-current	63,023	52,855
Property and equipment, net	12,030	13,194
Operating lease right-of-use assets	3,098	3,464
Other assets	233	234
Total assets	$213,348	$245,607
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,790	$1,623
Accrued payroll and payroll-related costs	2,205	5,903
Accrued contracted services	2,879	3,356
Accrued legal settlement liability	—	8,000
Accrued expenses and other current liabilities	1,557	1,505
Warrant liabilities	437	794
Current portion of operating lease liabilities	1,841	1,844
Total current liabilities	10,709	23,025
Operating lease liabilities	1,870	2,322
Other long-term liabilities	25	34
Total liabilities	12,604	25,381
Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A Common stock, $0.0001 par value; 600,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 197,218,496 and 196,431,273 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	20	20
Class B Common stock, $0.0001 par value; 27,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 19,937,500 shares issued and outstanding as of March 31, 2026 and December 31, 2025	2	2
Additional paid-in capital	920,755	918,190
Accumulated other comprehensive loss	(382)	(6)
Accumulated deficit	(719,651)	(697,980)
Total stockholders’ equity	200,744	220,226
Total liabilities and stockholders’ equity	$213,348	$245,607
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2026	2025
Revenue
Product	$216	$808
Service	42	34
Total revenue	258	842

Cost of revenue
Product	177	337
Service	7	19
Total cost of revenue	184	356

Gross profit	74	486

Operating expenses:
Research and development	14,487	13,717
Selling, general and administrative	9,640	11,881
Total operating expenses	24,127	25,598
Loss from operations	(24,053)	(25,112)
Dividend income	131	221
Interest income	1,744	2,326
Change in fair value of warrant liabilities	357	3,401
Other income (expense), net	28	(14)
Loss before provision for income taxes	(21,793)	(19,178)
Benefit (provision) for income taxes	122	(11)
Net loss	$(21,671)	$(19,189)

Net loss per common share attributable to common stockholders, basic and diluted	$(0.10)	$(0.11)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	216,472	182,303

Other comprehensive income (loss)
Net unrealized loss on marketable securities, net of tax	$(304)	$(53)
Foreign currency translation adjustment	(72)	6
Total other comprehensive loss, net of tax	(376)	(47)
Comprehensive loss	$(22,047)	$(19,236)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2025	196,431,273	$20	19,937,500	$2	$918,190	$(6)	$(697,980)	$220,226
Common stock issued upon vesting of restricted stock units	787,223	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,565	—	—	2,565
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	(304)	—	(304)
Foreign currency translation	—	—	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	—	—	(21,671)	(21,671)
Balance - March 31, 2026	197,218,496	$20	19,937,500	$2	$920,755	$(382)	$(719,651)	$200,744

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2024	146,953,271	$16	19,937,500	$2	$811,998	$45	$(596,641)	$215,420
Common stock issued upon exercise of stock options	623,834	—	—	—	1,600	—	—	1,600
Common stock issued upon vesting of restricted stock units	358,511	—	—	—	—	—	—	—
Common stock issued from direct equity offering, net of fees and issuance costs	15,625,000	—	—	—	46,774	—	—	46,774
Stock-based compensation	—	—	—	—	2,362	—	—	2,362
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	(53)	—	(53)
Foreign currency translation	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(19,189)	(19,189)
Balance - March 31, 2025	163,560,616	$16	19,937,500	$2	$862,734	$(2)	$(615,830)	$246,920

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(21,671)	$(19,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,225	917
Non-cash lease expense	366	631
Accretion on marketable securities	(888)	(2,132)
Loss on disposal of fixed assets	—	15
Write-down of inventory	1,284	696
Change in fair value of warrant liabilities	(357)	(3,401)
Stock-based compensation	2,565	2,362
Changes in operating assets and liabilities:
Accounts receivable, net	358	301
Legal settlement insurance receivable	4,638	—
Inventory	(278)	(1,093)
Prepaid expenses and other current assets	(678)	(730)
Accounts payable	316	(15)
Accrued expenses and other current liabilities	(4,053)	(3,624)
Accrued legal settlement liability	(8,000)	—
Operating lease liabilities	(455)	(894)
Other long-term liabilities	(10)	2
Net cash used in operating activities	(25,638)	(26,154)
Cash flows from investing activities:
Purchases of property and equipment	(279)	(1,307)
Purchases of marketable securities	(64,150)	(119,667)
Sales and maturities of marketable securities	104,700	86,800
Net cash provided by (used in) investing activities	40,271	(34,174)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	1,600
Proceeds from issuance of common stock from direct equity offerings, net of fees and issuance costs	—	46,774
Net cash provided by financing activities	—	48,374
Effect of exchange rate changes on cash and cash equivalents	(72)	6
Net increase (decrease) in cash and cash equivalents	14,561	(11,948)
Cash and cash equivalents at beginning of period	21,639	49,241
Cash and cash equivalents at end of period	$36,200	$37,293
Supplemental disclosure of cash flow information
Cash paid for income taxes	$12	$—
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchased but not paid	$—	$28
Transfers from inventory to property and equipment	$189	$—
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
Quantum-Si is a life sciences company focused on proteomics research, with the mission of transforming single-molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell. The Company has developed a proprietary, universal, single-molecule detection platform that is applied to proteomics to enable next-gen protein sequencing (“NGPS”) to sequence proteins in a massively parallel fashion (rather than sequentially, one at a time), which can also be used for the study of nucleic acids. The Company believes in the ability to sequence proteins in a massively parallel fashion and the ability to offer a fast analysis time provides NGPS with the potential to unlock significant biological information through improved resolution and unbiased access to the proteome at a speed and scale not available today. Traditionally, proteomic workflows to sequence proteins required days or weeks to complete. The current platform includes the Platinum® NGPS line of instruments, Platinum Analysis Software and consumable kits for use with the Platinum line of instruments.
The development of ProteusTM, the Company’s next-generation platform, was announced in November 2024 and is anticipated to launch by the end of 2026. Proteus aims to provide single-molecule, amino acid level resolution while also providing anticipated significantly higher sequencing output per sample and increased sample throughput per run, automation of the sequencing workflow and automated data analysis as compared to Platinum Pro. The platform is being developed to be a modular, scalable system that allows for expansion in the overall platform, the number of consumables that can be processed concurrently and the overall output of sample data from the platform. The first generation of Proteus and associated sequencing consumables is anticipated to include motion control, liquid handling, and a new on-board single optical system with the ability to accept a new consumable chip that has approximately 80 million features. This new platform is expected to provide much deeper insights, while simplifying and significantly reducing the cost of the underlying consumable, with a wide range of proteomics applications that are addressable with our proprietary, single-molecule, kinetic detection technology.
Liquidity and Capital Resources
The Company has historically financed its operations primarily with proceeds from the issuance of equity to private investors, as well as with the proceeds received from the closing of the Business Combination. The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $719.7 million as of March 31, 2026. The Company has incurred significant operating losses, including net losses of $21.7 million and $19.2 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had cash, cash equivalents and investments in marketable securities of $190.4 million. Management believes the Company’s cash, cash equivalents and marketable securities, together with revenue from the sales of its products and services, will be sufficient to fund its planned operations for at least the next twelve months from the date of the issuance of the accompanying unaudited Condensed Consolidated Financial Statements.
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
Global Developments

Although the U.S. Federal Reserve lowered interest rates slightly in the third and fourth quarters of 2025, it is not known whether additional action will be taken to lower interest rates and if this decrease, and any other decreases, will have an impact on inflation. While these rate fluctuations have not had a significant adverse impact on the Company to date, the impact of such rate fluctuations on the overall financial markets and the economy may adversely impact the Company in the future. In addition, the global economy has experienced and may experience high levels of inflation and global supply chain disruptions. The Company continues to monitor these supply chain, inflation and interest rate factors, as well as the uncertainty resulting from the overall economic environment.
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
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Condensed Consolidated Balance Sheet as of December 31, 2025 included herein was derived from the audited Consolidated Financial Statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP, on an annual reporting basis.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments necessary to fairly state the financial position, results of operations, and cash flows for the interim periods. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2026, or any other period.
There have been no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Reclassifications
Certain prior year amounts have been reclassified for consistency with the current year’s presentation.
Note 2. Summary of Significant Accounting Policies
For the Company’s Significant Accounting Policies, please refer to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).
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
There are no additional ASUs issued and not yet adopted that are expected to have a material impact on the Company’s financial statements and related disclosures.
Note 3. Investments in Marketable Securities
As of March 31, 2026 and December 31, 2025, the Company’s investments in marketable securities were determined to be available-for-sale securities, carried at fair value, with the unrealized holding gains/(losses), net of income taxes, reflected in accumulated other comprehensive income/(loss) until realized.
The following is a summary of the Company’s available-for-sale securities recorded within Marketable securities on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Amortized Costs	Gross Unrealized Net Gains (Losses)	Fair Value
Financial Assets
Short-term marketable securities:
U.S. Treasury securities	$12,207	$(3)	$12,204
Corporate bonds	24,211	(40)	24,171
Commercial paper	54,786	(23)	54,763
Total short-term marketable securities	91,204	(66)	91,138
Long-term marketable securities:
U.S. government agency bonds	41,592	(156)	41,436
Corporate bonds	21,662	(75)	21,587
Total long-term marketable securities	63,254	(231)	63,023
Total marketable securities	$154,458	$(297)	$154,161

	December 31, 2025
	Amortized Costs	Gross Unrealized Net Gains (Losses)	Fair Value
Financial Assets
Short-term marketable securities:
U.S. Treasury securities	$43,159	$13	$43,172
Corporate bonds	14,241	5	14,246
Commercial paper	83,816	37	83,853
Total short-term marketable securities	141,216	55	141,271
Long-term marketable securities:
U.S. government agency bonds	31,100	(67)	31,033
Corporate bonds	21,805	17	21,822
Total long-term marketable securities	52,905	(50)	52,855
Total marketable securities	$194,121	$5	$194,126
The fair values of the Company’s available-for-sale securities included within Marketable securities, current and non-current on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, by remaining contractual maturity, are as follows (in thousands):

	March 31, 2026
	One Year or Less	Over One Year Through Five Years	Total
Financial Assets
Short-term marketable securities:
U.S. Treasury securities	$12,204	$—	$12,204
Corporate bonds	24,171	—	24,171
Commercial paper	54,763	—	54,763
Total short-term marketable securities	91,138	—	91,138
Long-term marketable securities:
U.S. government agency bonds	—	41,436	41,436
Corporate bonds	—	21,587	21,587
Total long-term marketable securities	—	63,023	63,023
Total marketable securities	$91,138	$63,023	$154,161

	December 31, 2025
	One Year or Less	Over One Year Through Five Years	Total
Financial Assets
Short-term marketable securities:
U.S. Treasury securities	$43,172	$—	$43,172
Corporate bonds	14,246	—	14,246
Commercial paper	83,853	—	83,853
Total short-term marketable securities	141,271	—	141,271
Long-term marketable securities:
U.S. government agency bonds	—	31,033	31,033
Corporate bonds	—	21,822	21,822
Total long-term marketable securities	—	52,855	52,855
Total marketable securities	$141,271	$52,855	$194,126
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
The carrying value of cash and cash equivalents, accounts payable and accrued expenses and other current liabilities approximates their fair values due to the short-term or on demand nature of these instruments. As of March 31, 2026 and December 31, 2025, the Company’s investment portfolio included available-for-sale securities which were comprised of money market funds, U.S. Treasury bills, U.S. government agency bonds and high-quality corporate bonds and commercial paper. The Company has U.S. Treasury bills, U.S. government agency bonds, corporate bonds and commercial papers that are classified as Level 2 due to the fair value for these instruments being determined by utilizing observable inputs in similar assets or identical assets in non-active markets.
Warrants are recorded as Warrant liabilities on the Condensed Consolidated Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented as Change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The Company issued registered warrants (the “Public Warrants”) in connection with the initial public offering of HighCape and as well as private placement warrants (the “Private Warrants”). The Public Warrants and Private Warrants were carried at fair value as of March 31, 2026 and December 31, 2025. The Public Warrants were valued using Level 1 inputs as they are traded in an active market. The Private Warrants were valued using a binomial lattice model. The primary unobservable input utilized in determining the fair value of the Private Warrants was the expected volatility of the Company’s Class A common stock. The expected volatility was based on consideration of the implied volatility from the Company’s own Public Warrant pricing and on the historical volatility observed at guideline public companies. As of March 31, 2026, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 399.4%, (ii) risk-free interest rate of 3.7%, (iii) strike price of $11.50, (iv) fair value of Class A common stock of $0.77, and (v) expected life of 0.2 years. As of December 31, 2025, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 263.6%, (ii) risk-free interest rate of 3.6%, (iii) strike price of $11.50, (iv) fair value of Class A common stock of $1.10, and (v) expected life of 0.4 years.
There were no exercises or redemptions of the Public Warrants or Private Warrants during the three months ended March 31, 2026 and 2025.
The following tables summarize the Company’s financial assets and liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$20,354	$—	$—	$20,354
U.S. Treasury securities	—	11,385	—	11,385
Marketable securities:
U.S. Treasury securities	—	12,204	—	12,204
U.S. government agency bonds	—	41,436	—	41,436
Corporate bonds	—	45,758	—	45,758
Commercial paper	—	54,763	—	54,763
Total assets at fair value on a recurring basis	$20,354	$165,546	$—	$185,900

Liabilities:
Public Warrants	$422	$—	$—	$422
Private Warrants	—	—	15	15
Total liabilities at fair value on a recurring basis	$422	$—	$15	$437

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$17,167	$—	$—	$17,167
Marketable securities:
U.S. Treasury securities	—	43,172	—	43,172
U.S. government agency bonds	—	31,033	—	31,033
Corporate bonds	—	36,068	—	36,068
Commercial paper	—	83,853	—	83,853
Total assets at fair value on a recurring basis	$17,167	$194,126	$—	$211,293

Liabilities:
Public Warrants	$767	$—	$—	$767
Private Warrants	—	—	27	27
Total liabilities at fair value on a recurring basis	$767	$—	$27	$794
Note 5. Inventory
Inventory consists of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$100	$453
Work in progress	1,158	1,794
Finished goods	933	950
Total inventory	$2,191	$3,197
Charges recorded for inventory write-downs included in Research and development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss were $1.3 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively.
Charges recorded for inventory write-downs included in Cost of revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss were immaterial for the three months ended March 31, 2026 and $0.2 million for the three months ended March 31, 2025.

Note 6. Property and Equipment, Net
Property and equipment, net, consists of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Laboratory and production equipment	$15,378	$14,615
Computer equipment	2,246	1,761
Purchased software	57	57
Furniture and fixtures	318	318
Leasehold improvements	11,843	11,790
Construction in process	322	1,390
Subtotal	30,164	29,931
Less: Accumulated depreciation and amortization	(18,134)	(16,737)
Property and equipment, net	$12,030	$13,194
Depreciation and amortization expense is included within Cost of revenue, Research and development and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Depreciation and amortization expense was $1.2 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively. No impairments of property and equipment were recorded for both the three months ended March 31, 2026 or 2025.
Note 7. Leases
Lease-related costs for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	Three months ended March 31,
	2026	2025
Operating lease cost	$435	$864
Variable lease cost	202	384
Total lease cost	$637	$1,248
Future minimum lease payments under non-cancellable leases as of March 31, 2026 are as follows (dollars in thousands):

Remaining Lease Payments
Remainder of 2026	$1,569
2027	1,996
2028	354
2029	119
Total remaining undiscounted lease payments	4,038
Less: Imputed interest	(327)
Total lease liabilities	3,711
Less: current portion	(1,841)
Long-term operating lease liabilities	$1,870
Weighted-average remaining lease term (in years)	2.0
Weighted-average discount rate	8.0%

The following table provides certain cash flow and supplemental cash flow information related to the Company’s lease liabilities for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
Operating cash paid to settle operating lease liabilities	$525	$1,127
Note 8. Accrued Expenses and Other Current Liabilities
As of March 31, 2026 and December 31, 2025, Accrued expenses and other current liabilities included on the Condensed Consolidated Balance Sheets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Legal fees	$475	$330
Sales tax payable	553	549
Severance costs	325	137
Deferred revenue	91	133
Royalties	55	82
Other	58	274
Total accrued expenses and other current liabilities	$1,557	$1,505
Note 9. Equity Transactions
At-the-Market Equity Offering Program
The Company filed a universal shelf registration statement on Form S-3 and a subsequent amendment to the Form S-3 (the “Shelf Registration Statement”), on September 26, 2025 and October 9, 2025, respectively, covering the offering of Class A common stock, preferred stock, debt securities, warrants, rights and units.
On September 26, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink”), pursuant to which the Company may offer and sell shares of its Class A common stock, having an aggregate offering price of up to $100.0 million, from time to time through an “at-the-market” offering program under which Leerink will act as sales agent (the “ATM Offering”). The Company has no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The ATM Offering is being made pursuant to the Shelf Registration Statement and a sales agreement prospectus related to the ATM Offering. During the three months ended March 31, 2026, there were no shares sold under the Sales Agreement.
Preferred Stock
As of March 31, 2026 and December 31, 2025, the Company had authorized 1,000,000 shares of preferred stock at $0.0001 par value per share. There were no preferred shares outstanding for both periods.
Preferred stock may be issued from time to time in one or more series. Any shares of preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law.
Note 10. Stock-based Compensation
Equity Incentive Plan
The Quantum-Si Incorporated 2021 Equity Incentive Plan (the “2021 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2021 Plan. As of March 31, 2026, there were 12,280,182 shares available for future grant under the 2021 Plan.

Inducement Equity Incentive Plan
On May 8, 2023, the Company adopted the 2023 Inducement Equity Incentive Plan (the “2023 Inducement Plan”) to reserve 3,000,000 shares of its Class A common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. On August 23, 2024, the Company amended the 2023 Inducement Plan to reserve an additional 3,000,000 shares of its Class A common stock under the 2023 Inducement Plan. The terms and conditions of the 2023 Inducement Plan, as amended, are substantially similar to those of the 2021 Plan. As of March 31, 2026, there were 2,293,088 shares available for future issuance under the 2023 Inducement Plan, as amended.
Stock Options
The Company granted participants an aggregate of 3,237,444 and 32,000 stock options awards to participants during the three months ended March 31, 2026 and 2025, respectively, with vesting subject to the participant’s continued employment with or continued service provided to the Company through the applicable vesting dates.
The Company recorded $1.3 million and $1.5 million for stock-based compensation related to stock options for the three months ended March 31, 2026 and 2025, respectively.
The fair value of each stock option award granted during the three months ended March 31, 2026 was estimated as of the grant date using a Black-Scholes model with the following assumptions:

Three months ended March 31, 2026
Expected term (in years)	5.7 - 5.9
Risk-free interest rate	3.9% - 4.0%
Expected volatility	110.3% - 111.8%
Expected dividend yield	—
Weighted average grant date fair value per share	$0.78 - $0.82
A summary of the stock option activity for the three months ended March 31, 2026 is presented in the table below:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	19,129,950	$2.47	7.1	$22
Granted	3,237,444	0.97
Forfeited	(381,476)	2.51
Outstanding at March 31, 2026	21,985,918	$2.25	7.3	$—
Options exercisable at March 31, 2026	10,987,345	$2.80	6.2	$—
Vested and expected to vest at March 31, 2026	21,985,918	$2.25	7.3	$—
As of March 31, 2026, total unrecognized stock-based compensation related to stock options was $7.3 million, which is expected to be recognized over a remaining weighted average vesting period of 2.2 years.
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
On March 15, 2024, the market conditions that trigger the vesting of these performance-based stock option awards were modified. The modified market conditions require the Company’s Class A common stock to trade above specified levels for certain defined periods of time that are different from the original awards. The Company accounted for the modifications as modifications of market conditions. The total incremental stock-based compensation expense to be recognized for these awards within Selling, general and administrative operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss is approximately $2.4 million. Incremental stock-based compensation expense was $0.2 million for both the three months ended March 31, 2026 and 2025.
Restricted Stock Units
The Company granted participants an aggregate of 8,316,293 and 8,104,473 restricted stock unit (“RSU”) awards during the three months ended March 31, 2026 and 2025, respectively, to participants with vesting subject to the participant’s continued employment with or continued service provided to the Company through the applicable vesting dates.
The Company recorded $1.3 million and $0.8 million for stock-based compensation related to RSU awards for the three months ended March 31, 2026 and 2025, respectively.
A summary of the RSU activity for the three months ended March 31, 2026 is presented in the table below:

	Number of Shares Underlying RSUs	Weighted Average Grant-Date Fair Value
Outstanding non-vested RSUs at December 31, 2025	11,118,391	$1.29
Granted	8,316,293	$0.98
Vested	(787,223)	$1.39
Forfeited	(248,765)	$1.32
Outstanding non-vested RSUs at March 31, 2026	18,398,696	$1.14
As of March 31, 2026, total unrecognized stock-based compensation related to restricted stock units was $19.9 million, which is expected to be recognized over the remaining weighted average vesting period of 3.2 years.
Stock-based Compensation Expense
Stock-based compensation is allocated to Research and development and Selling, general and administrative operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Stock-based compensation expense for the three months ended March 31, 2026 and 2025 was allocated as follows (in thousands):

	Three months ended March 31,
	2026	2025
Research and development	$640	$596
Selling, general and administrative	1,925	1,766
Total stock-based compensation	$2,565	$2,362
Note 11. Warrant Liabilities
Public Warrants
As of both March 31, 2026 and December 31, 2025, there was an aggregate of 3,833,317 outstanding Public Warrants, which entitle the holder to acquire Class A common stock. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment as discussed below, beginning on September 9, 2021. The warrants will expire on June 10, 2026 or earlier upon redemption or liquidation.

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
The Public Warrants do not meet the criteria to be classified in stockholders’ equity as the exercise of the Public Warrants may be settled in cash upon the occurrence of a tender offer or exchange offer in which the maker of the tender offer or exchange offer, upon completion of the tender offer or exchange offer, beneficially owns more than 50% of the outstanding shares of the Company’s Class A common stock, even if it would not result in a change of control of the Company. This provision precludes the Public Warrants from being classified in equity and thus, they are classified as current liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.
Private Warrants
As of both March 31, 2026 and December 31, 2025, there were 135,000 Private Warrants outstanding. The Private Warrants are identical to the Public Warrants, except that so long as they are held by HighCape Capital Acquisition LLC or any of its permitted transferees, (i) the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or saleable until 30 days after the completion of the Business Combination, (ii) the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and (iii) the Private Warrants are not subject to the Company’s redemption option at the price of $0.01 per warrant. The Private Warrants are subject to the Company’s redemption option at the price of $0.01 per warrant, provided that the other conditions of such redemption are met, as described above. If the Private Warrants are held by a holder other than HighCape Capital Acquisition LLC or any of its permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants.
The Private Warrants do not meet the criteria to be classified in stockholders’ equity as the terms of the warrants provide for potential changes to the settlement amounts depending upon the characteristics of the warrant holder, and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares. This provision precludes the Private Warrants from being classified in equity and thus, they are classified as current liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.
As of March 31, 2026 and December 31, 2025, the combined fair value of warrant liabilities was $0.4 million and $0.8 million, respectively. The Company recognized gains of $0.4 million and $3.4 million for the three months ended March 31, 2026 and 2025, respectively, as a Change in fair value of warrant liabilities in the Condensed Consolidated

Statements of Operations and Comprehensive Loss. There were no exercises or redemptions of the Public Warrants or Private Warrants during the three months ended March 31, 2026 or 2025.
For further details regarding the warrant liabilities, please refer to Note 4. Fair Value of Financial Instruments.
Note 12. Net Loss Per Share
The Company presents both basic earnings per share (“EPS”) and diluted EPS. Basic and diluted net loss per share was the same for each period presented as the inclusion of all common share equivalents would have been anti-dilutive.
The following table presents the calculations for the three months ended March 31, 2026 and 2025 of basic and diluted net loss per share for the Company’s common stock (in thousands, except per share amounts):

	Three months ended March 31,
	2026	2025
Numerator
Net loss	$(21,671)	$(19,189)
Numerator for basic and diluted EPS - loss attributable to common stockholders	$(21,671)	$(19,189)
Denominator
Common stock	216,472	182,303
Denominator for basic and diluted EPS - weighted-average common stock	216,472	182,303
Basic and diluted net loss per share	$(0.10)	$(0.11)
Net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive.
The following potential dilutive shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Outstanding options to purchase common stock	21,985,918	19,612,245
Outstanding restricted stock units	18,398,696	14,852,679
Outstanding warrants	3,968,317	3,968,319
	44,352,931	38,433,243
Note 13. Income Taxes
Income taxes for the three months ended March 31, 2026 and 2025 were recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, if they occur. The Company’s estimated annual effective tax rate was 0.56% and (0.06)% for the three months ended March 31, 2026 and 2025, respectively. The primary reconciling items between the federal statutory rate of 21.0% and the Company’s overall effective tax rate for these periods were related to the valuation allowance recorded against the full amount of the Company’s U.S. net deferred tax assets.
A valuation allowance is required when it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of sufficient future taxable income during the period in which the Company’s related temporary differences become deductible. Management believes that based on the earnings history of the Company, it is more likely than not that the benefits of these assets will not be realized, and therefore, a full valuation allowance has been recorded against the Company’s U.S. net deferred tax assets as of March 31, 2026 and December 31, 2025.
Note 14. Segment Information

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
Significant expenses within loss from operations, as well as within net loss, include research and development, and selling, general and administrative expenses, which are each separately presented on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. Other segment items included in net loss on the Condensed Company’s Consolidated Statements of Operations and Comprehensive Loss are dividend income, interest income, change in fair value of warrant liabilities, other expense or income, net, and benefit or provision for income taxes.
The Company’s revenue is derived from sales of products and services. Product revenue is primarily generated from the sales of instruments and consumables used in protein sequencing and analysis. Service revenue is primarily generated from service maintenance contracts including access to analysis software and advanced training for instrument use.
Total revenue generated from domestic and international sales for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three months ended March 31,
	2026	2025
Domestic	$188	$123
International	70	719
Total revenue	$258	$842
Note 15. Related Party Transactions
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
There were no expenses paid to 4C for the three months ended March 31, 2026 and $0.1 million of expenses paid to 4C for the three months ended March 31, 2025. These expenses included amounts for month-to-month sublease arrangements for office and laboratory spaces from 4C and certain administrative expenses and are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The ARTSA also provided for the participant companies to provide other services to each other. As of both March 31, 2026 and December 31, 2025, there were no amounts payable to or payable by the Company related to such services.

Note 16. Commitments and Contingencies
Commitments
Licenses related to certain intellectual property
The Company licenses certain intellectual property, some of which may be utilized in its current or future product offerings. To preserve the right to use such intellectual property, the Company is required to make annual minimum fixed payments totaling approximately $0.1 million as well as royalties based on net sales if the royalties exceed annual minimum fixed payments. As of both March 31, 2026 and December 31, 2025, the Company had accrued royalties of approximately $0.1 million included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.
Other commitments
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees (the “401(k) Plan”). Contributions to the 401(k) Plan are discretionary. The Company did not make any matching contributions to the 401(k) Plan for both the three months ended March 31, 2026 and 2025.
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
Delaware Stockholder Litigation

On May 16, 2024, a punitive class action lawsuit was filed in the Delaware Court of Chancery, styled Farzad v. HighCape Capital, et al. (the “Delaware Stockholder Litigation”). The Delaware Stockholder Litigation asserted breach of fiduciary duty claims against the former officers and directors of HighCape, including Kevin Rakin, Matt Zuga, David Colpman, Robert Taub and Antony Loebel, HighCape Capital Acquisition LLC and HighCape Capital L.P.; aiding and abetting breach of fiduciary duty claims against Foresite Capital Management, LLC and Dr. Rothberg; and unjust enrichment claims against all defendants related to the Business Combination. The Delaware Stockholder Litigation complaint alleged that the transactions contemplated by the Business Combination were a product of an unfair process which was allegedly impacted by conflicts of interest, resulting in mispricing of the Business Combination. Quantum-Si, as part of the Business Combination, had previously agreed to indemnify certain of the defendants related to actions such as the Delaware Stockholder Litigation to the extent allowable by law.

On July 22, 2025, the parties of the Delaware Stockholder Litigation, through a mediation process, reached a preliminary settlement. In connection with the preliminary settlement, the Company recorded an accrued legal settlement liability of $8.0 million, consisting of $7.6 million for the settlement and $0.4 million for legal and related expenses, as well as a legal settlement insurance receivable of $4.6 million on the Consolidated Balance Sheets as of December 31, 2025. The Company also recognized associated legal settlement expenses of $3.4 million recorded in legal settlement, net of insurance proceeds, in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2025.

Subsequently, on March 27, 2026, the Delaware Court of Chancery executed an order and final judgment approving the legal settlement. During the quarter ended March 31, 2026, the Company paid $3.0 million in connection with the settlement and the remaining $4.6 million was funded by insurance proceeds. Accordingly, the accrued legal settlement liability and associated legal settlement insurance receivable were derecognized from the Condensed Consolidated Balance Sheets as of March 31, 2026.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with (i) the unaudited Condensed Consolidated Financial Statements and notes thereto contained in this Quarterly Report on Form 10-Q, (ii) the Consolidated Financial Statements and notes thereto for the year ended December 31, 2025 contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2026, and (iii) our other public reports filed with the SEC. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025, this Quarterly Report on Form 10-Q and in other filings that we make with the Securities and Exchange Commission. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” or “Quantum-Si” are intended to mean the business and operations of Quantum-Si Incorporated and its consolidated subsidiaries. The unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2026 and 2025 present the financial position and results of operations of Quantum-Si Incorporated and its consolidated subsidiaries.
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
Most importantly, this roadmap includes the development of ProteusTM, our next-generation platform, which was announced in November 2024 and is anticipated to launch by the end of 2026. Proteus aims to provide single-molecule, amino acid level resolution while also providing anticipated significantly higher sequencing output per sample and increased sample throughput per run, automation of the sequencing workflow and automated data analysis as compared to Platinum Pro. The Proteus platform is being developed to be a modular, scalable system that allows for expansion in the overall platform, the number of consumables that can be processed concurrently and the overall output of sample data from the platform. The first generation of Proteus and associated sequencing consumables is anticipated to include motion control, liquid handling, and a new on-board single optical system with the ability to accept a new consumable chip that has approximately 80 million features. We believe this new platform will provide much deeper insights while simplifying and significantly reducing the cost of the underlying consumable. In addition, during our presentation in November 2025, we provided data demonstrating the wide range of proteomics applications that are addressable with our proprietary, single-molecule, kinetic detection technology. As a result of the anticipated launch of Proteus, we expect some customers may delay purchasing decisions for existing products, which is expected to adversely impact revenue until Proteus becomes commercially available.
Results of Operations for the Three Months Ended March 31, 2026 as Compared to the Three Months Ended March 31, 2025
The following table presents the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three months ended March 31,
	2026	2025	$ Change	% Change
Revenue
Product	$216	$808	$(592)	(73.3)%
Service	42	34	8	23.5%
Total revenue	258	842	(584)	(69.4)%

Cost of revenue
Product	177	337	(160)	(47.5)%
Service	7	19	(12)	(63.2)%
Total cost of revenue	184	356	(172)	(48.3)%

Gross profit	74	486	(412)	(84.8)%

Operating expenses:
Research and development	14,487	13,717	770	5.6%
Selling, general and administrative	9,640	11,881	(2,241)	(18.9)%
Total operating expenses	24,127	25,598	(1,471)	(5.7)%
Loss from operations	(24,053)	(25,112)	1,059	(4.2)%
Dividend income	131	221	(90)	(40.7)%
Interest income	1,744	2,326	(582)	(25.0)%
Change in fair value of warrant liabilities	357	3,401	(3,044)	(89.5)%
Other income (expense), net	28	(14)	42	(300.0)%
Loss before provision for income taxes	(21,793)	(19,178)	(2,615)	13.6%
Benefit (provision) for income taxes	122	(11)	133	(1209.1)%
Net loss	$(21,671)	$(19,189)	$(2,482)	12.9%
Revenue, Cost of Revenue and Gross Profit
Revenue is derived from sales of products and services. Product revenue is generated from the following sources: (i) sales of our Platinum line of instruments, (ii) consumables kits, including Library Preparation Kits, Sequencing Kits (which includes sequencing reagents and semiconductor chips), and other related reagent kits, and (iii) freight revenue, which is recognized upon shipment. Service revenue is generated from service maintenance contracts including Platinum Analysis Software access, and advanced training for instrument use.

Cost of revenue primarily consists of product and service costs including material costs, personnel costs and benefits, inbound and outbound freight, packaging, warranty replacement costs, royalty costs, facilities costs, depreciation and amortization expense, and inventory write-offs.
Revenue, Cost of revenue and Gross profit for the three months ended March 31, 2026 and 2025 are as follows (dollars in thousands):

	Three months ended March 31,
	2026	2025	$ Change	% Change
Revenue
Product	$216	$808	$(592)	(73.3)%
Service	42	34	8	23.5%
Total revenue	258	842	(584)	(69.4)%

Cost of revenue
Product	177	337	(160)	(47.5)%
Service	7	19	(12)	(63.2)%
Total cost of revenue	184	356	(172)	(48.3)%

Gross profit	$74	$486	$(412)	(84.8)%
Gross profit margin	28.7%	57.7%
Total revenue for the sale of our Platinum line of instruments, related reagent kits and service maintenance contracts decreased by $0.6 million, or 69.4%, for the three months ended March 31, 2026, when compared to the same period in 2025. The decrease in revenue was primarily driven by lower sales volumes of instruments and consumables as customers deferred purchasing decisions in anticipation of the expected commercial launch of Proteus. We expect revenue in 2026 to continue to be impacted as customers may delay purchases ahead of Proteus becoming commercially available by the end of 2026.
Total cost of revenue decreased $0.2 million, or 48.3%, for the three months ended March 31, 2026, when compared to the same period in 2025. The change in the cost of revenue is directly correlated to the relative revenue and volume decreases for the three months ended March 31, 2026 as compared to the same period in 2025.
Gross profit decreased $0.4 million, or 84.8% for the three months ended March 31, 2026, when compared to the same period in 2025.

Gross profit margin was 28.7% for the three months ended March 31, 2026 compared to 57.7% for the same period in 2025. This change in margin was primarily based on the mix of products sold during each period. We expect gross profit margin to be variable for the foreseeable future as we work through our continued commercialization efforts.
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
Research and development expenses for the three months ended March 31, 2026 and 2025 are as follows (dollars in thousands):

	Three months ended March 31,
	2026	2025	$ Change	% Change
Research and development	$14,487	$13,717	$770	5.6%

Research and development expenses increased by $0.8 million, or 5.6%, for the three months ended March 31, 2026, when compared to the same period in 2025. This increase was primarily driven by a $0.8 million increase in laboratory supplies, $0.3 million of payroll and payroll-related costs, $0.2 million of fabrication and outsourced services driven by efforts to support the development of our Proteus platform and $0.2 million of net increases in other expenses. These increases were partially offset by a $0.5 million decrease in rent expense driven by the New Haven lease termination that occurred in the third quarter of 2025 and a $0.2 million decrease in professional services and consulting fees.
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of personnel costs and benefits, stock-based compensation, patent and filing fees, consulting and professional services, legal and accounting services, facilities costs, depreciation and amortization expense, insurance and office expenses, product advertising and marketing.
Selling, general and administrative expenses for the three months ended March 31, 2026 and 2025 are as follows (dollars in thousands):

	Three months ended March 31,
	2026	2025	$ Change	% Change
Selling, general and administrative	$9,640	$11,881	$(2,241)	(18.9)%
Selling, general and administrative expenses decreased $2.2 million, or 18.9%, for the three months ended March 31, 2026, when compared to the same period in 2025. This decrease was primarily due to a $1.4 million decrease in legal fees, a $0.3 million decrease in payroll and payroll-related costs, a $0.3 million decrease in trade show and other marketing-related costs, a $0.2 million decrease in professional services and consulting fees and a $0.2 million net decrease in other expenses. These decreases were partially offset by a $0.2 million increase in stock-based compensation.
Dividend Income and Interest Income
For the three months ended March 31, 2026 and 2025, dividend income and interest income was derived primarily from fixed income securities and money market mutual funds, respectively.
Dividend and interest income for the three months ended March 31, 2026 and 2025 is as follows (dollars in thousands):

	Three months ended March 31,
	2026	2025	$ Change	% Change
Dividend income	$131	$221	$(90)	(40.7)%
Interest income	$1,744	$2,326	$(582)	(25.0)%
Dividend income and interest income decreased by $0.1 million and $0.6 million, respectively, or 40.7% and 25.0%, respectively, for the three months ended March 31, 2026, when compared to the same period in 2025. These decreases are a result of lower market interest rates on invested capital as well as relative lower invested balances in the three months ended March 31, 2026.
Change in Fair Value of Warrant Liabilities
Warrant liabilities were recorded at fair value as part of the Business Combination. Change in fair value of warrant liabilities primarily consists of the change in the fair value of our Public Warrants and Private Warrants.
Change in warrant liabilities for the three months ended March 31, 2026 and 2025 is as follows (dollars in thousands):

	Three months ended March 31,
	2026	2025	$ Change	% Change
Change in fair value of warrant liabilities	$357	$3,401	$(3,044)	(89.5)%
For the three months ended March 31, 2026, we recognized $0.4 million of income from the decrease in the fair value of warrant liabilities as compared to $3.4 million of income from the decrease in the fair value of warrant liabilities for the same period in 2025. These changes in the fair value of warrant liabilities were primarily driven by the change in the underlying trading price of our Class A common stock during the periods reported.
Other Income (Expense), Net
Other income (expense), net, primarily consists of currency revaluations. Other income (expense), net, for the three months ended March 31, 2026 and 2025 is as follows (dollars in thousands):

	Three months ended March 31,
	2026	2025	$ Change	% Change
Other income (expense), net	$28	$(14)	$42	(300.0)%
Liquidity and Capital Resources
The following table presents a summary of our consolidated cash flows for operating, investing, and financing activities for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
Net cash used in operating activities	$(25,638)	$(26,154)
Net cash provided by (used in) investing activities	40,271	(34,174)
Net cash provided by financing activities	—	48,374
Effect of exchange rate changes on cash and cash equivalents	(72)	6
Net increase (decrease) in cash and cash equivalents	$14,561	$(11,948)
Net cash used in operating activities
Net cash used in operating activities was $25.6 million during the three months ended March 31, 2026. This cash used was primarily attributable to our net loss of $21.7 million, which resulted from continued spend on research and development and commercialization efforts. Net cash used was further impacted by $8.2 million of cash used from net changes in operating assets and liabilities, primarily due to the timing of cash receipts and payments for a legal settlement and activities in the ordinary course of business. In addition, operating cash flows were reduced by non-cash gains, including $0.9 million of accretion on marketable securities and a $0.4 million gain from changes in the fair value of warrant liabilities, primarily driven by the change in the underlying trading price of our Class A common stock. These items were partially offset by non-cash expenses, including stock-based compensation of $2.6 million, inventory write-downs of $1.3 million, depreciation and amortization of $1.2 million and non-cash lease expense of $0.4 million.
Net cash used in operating activities was $26.2 million during the three months ended March 31, 2025. This cash used was primarily attributable to our net loss of $19.2 million, which resulted from continued spend on research and development and commercialization efforts. Net cash used was further impacted by $6.1 million of cash used from net changes in operating assets and liabilities, primarily due to the timing of cash receipts and payments in the ordinary course of business. In addition, operating cash flows were reduced by non-cash gains, including a $3.4 million gain from changes in fair value of warrant liabilities, primarily driven by the change in the underlying trading price of our Class A common stock, and $2.1 million of accretion on marketable securities. These items were partially offset by non-cash expenses, including stock-based compensation of $2.4 million, depreciation and amortization of $0.9 million, inventory write-downs of $0.7 million and non-cash lease expense of $0.6 million.
We expect operating cash usage to continue to be impacted by operating results and working capital requirements.
Net cash provided by (used in) investing activities
Net cash provided by investing activities was $40.3 million during the three months ended March 31, 2026 compared to net cash used in investing activities of $34.2 million during the same period in 2025. Cash provided by investing activities during the current period was primarily attributable to $104.7 million of proceeds from sales and maturities of marketable securities, partially offset by $64.2 million of purchases of marketable securities and $0.3 million of purchases of property and equipment. The net cash inflow reflected the ongoing management of our investment portfolio to optimize liquidity and align investment maturities with anticipated cash requirements, while preserving capital, minimizing exposure to market and credit risk, and supporting our ability to fund ongoing research and development initiatives and operating needs. We also expect our net invested capital balance to vary in future quarters as we fund our operating needs primarily through our investment portfolio.
Net cash provided by financing activities
There was no net cash provided by financing activities during the three months ended March 31, 2026 compared to $48.4 million of net cash provided by financing activities during the same period in 2025. There were no financing transactions during the current period. Net cash provided by financing activities during the prior‑year period was attributable to $46.8 million of net proceeds from the issuance of common stock in a net direct equity offering and $1.6 million of proceeds from the exercise of stock options. Further information regarding the direct equity offering can be found below under the header Liquidity Outlook.
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
As of March 31, 2026, we had cash and cash equivalents and investments in marketable securities, current and non-current of $190.4 million. Our future capital requirements may vary from those currently planned and will depend on various factors including the pace and success of product commercialization.
Our ongoing commercialization efforts and continued research and development activities in advance of the anticipated launch of Proteus may require increased levels of spending. These efforts and activities may include investments to expand sales and marketing capabilities, advance product development, and build inventory to support commercialization. Other factors that could accelerate cash requirements include: (i) delays in achieving scientific and technical milestones, (ii) unforeseen capital expenditures and manufacturing costs related to commercialization, (iii) changes to our business or commercialization strategy, including those related to the timing and scope of the Proteus launch, (iv) costs associated with operating as a public company, (v) other items affecting our forecasted expenditures and use of cash resources, including potential acquisitions and (vi) increased product and service costs.
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
On September 26, 2025, we entered into the Leerink Sales Agreement. We have no obligation to sell any shares under the Leerink Sales Agreement and may at any time suspend solicitation and offers under the Leerink Sales Agreement. The 2025 ATM Offering is being made pursuant to the 2025 Shelf Registration Statement and a prospectus supplement related to the 2025 ATM Offering. During the three months ended March 31, 2026 and the year ended December 31, 2025, there were no shares sold under the Leerink Sales Agreement. Shares offered and sold in the 2025 ATM Offering, if any, will be sold pursuant to the 2025 Shelf Registration Statement.
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
Contractual Obligations
We lease certain facilities and equipment under non-cancellable lease agreements that expire at various dates through 2029. As of March 31, 2026, future lease payments were approximately $4.0 million.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited Condensed Consolidated Financial Statements, as well as expenses incurred during the reporting periods. Our estimates are based on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about items not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Please refer to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 2. Summary of Significant Accounting Policies in the accompanying notes to the unaudited Condensed Consolidated Financial Statements for a complete description of our significant accounting policies.
Recently Issued Accounting Pronouncements
Please refer to Note 2. Summary of Significant Accounting Policies in the accompanying notes to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recently issued accounting pronouncements that impacted or may potentially impact our financial position and results of operations.
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
Interest rate risk
As of March 31, 2026, our marketable securities are comprised primarily of investments in money market funds backed by U.S. government issued securities, U.S. Treasury bills, U.S. government agency bonds and high-quality corporate bonds and commercial paper. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Based on the short-term nature of the majority of our holdings, future interest rate changes are not expected to have a material impact on our marketable securities.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
From time to time, the Company is engaged in legal proceedings in the ordinary course of business. For further information on the Company’s legal proceedings, please refer to Note 16. Commitments and Contingencies in the notes to the unaudited Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
Our business, results of operations, financial condition and cash flows are subject to various risks and uncertainties including the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 3, 2026. There have been no material changes from the risk factors previously disclosed.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 Trading Arrangements
During the quarter ended March 31, 2026, no officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

QUANTUM-SI INCORPORATED

Date: May 7, 2026	By:	/s/ Jeffrey Hawkins
Jeffrey Hawkins
President and Chief Executive Officer

Date: May 7, 2026	By:	/s/ Jeffry Keyes
Jeffry Keyes
Chief Financial Officer and Treasurer