Form 10-Q
period 2026-06-30
Quantum-Si Inc
filed 2026-08-13
CIK 1816431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 11, 2026, the registrant had 198,946,412 shares of Class A common stock outstanding and 19,937,500 shares of Class B common stock outstanding.

QUANTUM-SI INCORPORATED

In this Quarterly Report on Form 10-Q, the terms “we”, “us”, “our”, the “Company” or “Quantum-Si” mean Quantum-Si Incorporated and our subsidiaries. Quantum-Si Incorporated was incorporated in Delaware on June 10, 2020.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995, that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. Actual results may differ from our expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue,” and similar expressions (or the negative versions of such words or expressions) are intended to identify such forward-looking statements. These forward-looking statements include, without limitation, our expectations with respect to future performance and development and commercialization of products and services. The forward-looking statements are based on projections prepared by, and are the responsibility of, management and involve significant risks and uncertainties that could cause the actual results to differ materially from those discussed in the forward-looking statements. Many of these factors are outside our control and are difficult to predict. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our ProteusTM platform (“Proteus”), which was originally anticipated to be launched at the end of 2026, is now estimated to be commercially available in the second quarter of 2027. If Proteus is not launched within our updated time frame, or is delivered without the applications and capabilities our customers are seeking, it could materially impact any potential of long-term financial success and our market credibility;
•the development and launch of new products may slow or delay customer purchasing decisions for existing instruments and/or consumables and the potential adverse impact to revenue in anticipation of superior technology that is pending launch;
•our ability to utilize or develop artificial intelligence tools effectively, the effects of artificial intelligence on our business and the industry as a whole;
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
•our ability to maintain our existing lease agreements, license agreements, and manufacturing and supply agreements;
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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$23,653	$21,639
Marketable securities, current	88,088	141,271
Accounts receivable, net of allowance of $270 and $270, respectively	57	561
Legal settlement insurance receivable	—	4,638
Inventory	2,027	3,197
Prepaid expenses and other current assets	5,262	4,554
Total current assets	119,087	175,860
Restricted cash, non-current	2,202	—
Marketable securities, non-current	58,122	52,855
Property and equipment, net	10,905	13,194
Operating lease right-of-use assets	2,707	3,464
Other assets	552	234
Total assets	$193,575	$245,607
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,591	$1,623
Accrued payroll and payroll-related costs	2,955	5,903
Accrued contracted services	3,210	3,356
Accrued legal settlement liability	—	8,000
Accrued expenses and other current liabilities	2,347	1,505
Warrant liabilities	—	794
Current portion of operating lease liabilities	1,843	1,844
Total current liabilities	11,946	23,025
Operating lease liabilities	1,410	2,322
Other long-term liabilities	18	34
Total liabilities	13,374	25,381
Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A Common stock, $0.0001 par value; 600,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 198,946,412 and 196,431,273 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	20	20
Class B Common stock, $0.0001 par value; 27,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 19,937,500 shares issued and outstanding as of June 30, 2026 and December 31, 2025	2	2
Additional paid-in capital	923,805	918,190
Accumulated other comprehensive loss	(441)	(6)
Accumulated deficit	(743,185)	(697,980)
Total stockholders’ equity	180,201	220,226
Total liabilities and stockholders’ equity	$193,575	$245,607
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue
Product	$314	$558	$530	$1,366
Service	30	33	72	67
Total revenue	344	591	602	1,433

Cost of revenue
Product	172	230	349	567
Service	—	10	7	29
Total cost of revenue	172	240	356	596

Gross profit	172	351	246	837

Operating expenses:
Research and development	15,824	15,213	30,311	28,930
Selling, general and administrative	9,977	11,896	19,617	23,777
Legal settlement expense, net of insurance proceeds	—	3,362	—	3,362
Total operating expenses	25,801	30,471	49,928	56,069
Loss from operations	(25,629)	(30,120)	(49,682)	(55,232)
Dividend income	114	155	245	376
Interest income	1,544	2,157	3,288	4,483
Change in fair value of warrant liabilities	437	(994)	794	2,407
Other (expense) income, net	—	(14)	28	(28)
Loss before (provision) benefit for income taxes	(23,534)	(28,816)	(45,327)	(47,994)
(Provision) benefit for income taxes	—	(20)	122	(31)
Net loss	$(23,534)	$(28,836)	$(45,205)	$(48,025)

Net loss per common share attributable to common stockholders, basic and diluted	$(0.11)	$(0.16)	$(0.21)	$(0.26)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	217,802	183,625	217,141	182,968

Other comprehensive income (loss)
Net unrealized loss on marketable securities, net of tax	$(37)	$(54)	$(341)	$(107)
Foreign currency translation adjustment	(22)	16	(94)	22
Total other comprehensive loss, net of tax	(59)	(38)	(435)	(85)
Comprehensive loss	$(23,593)	$(28,874)	$(45,640)	$(48,110)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2025	196,431,273	$20	19,937,500	$2	$918,190	$(6)	$(697,980)	$220,226
Common stock issued upon vesting of restricted stock units	787,223	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,565	—	—	2,565
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	(304)	—	(304)
Foreign currency translation	—	—	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	—	—	(21,671)	(21,671)
Balance - March 31, 2026	197,218,496	$20	19,937,500	$2	$920,755	$(382)	$(719,651)	$200,744
Common stock issued upon vesting of restricted stock units	1,727,916	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,050	—	—	3,050
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	(37)	—	(37)
Foreign currency translation	—	—	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	—	—	(23,534)	(23,534)
Balance - June 30, 2026	198,946,412	$20	19,937,500	$2	$923,805	$(441)	$(743,185)	$180,201

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2024	146,953,271	$16	19,937,500	$2	$811,998	$45	$(596,641)	$215,420
Common stock issued upon exercise of stock options	623,834	—	—	—	1,600	—	—	1,600
Common stock issued upon vesting of restricted stock units	358,511	—	—	—	—	—	—	—
Common stock issued from direct equity offering, net of fees and issuance costs	15,625,000	—	—	—	46,774	—	—	46,774
Stock-based compensation	—	—	—	—	2,362	—	—	2,362
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	(53)	—	(53)
Foreign currency translation	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(19,189)	(19,189)
Balance - March 31, 2025	163,560,616	$16	19,937,500	$2	$862,734	$(2)	$(615,830)	$246,920
Common stock issued upon exercise of stock options	24,583	—	—	—	41	—	—	41
Common stock issued upon vesting of restricted stock units	772,335	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,896	—	—	2,896
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	(54)	—	(54)
Foreign currency translation	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	(28,836)	(28,836)
Balance - June 30, 2025	164,357,534	$16	19,937,500	$2	$865,671	$(40)	$(644,666)	$220,983

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(45,205)	$(48,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,454	2,108
Non-cash lease expense	757	1,279
Accretion on marketable securities	(1,609)	(4,263)
Loss on disposal of fixed assets	—	15
Write-down of inventory	1,361	997
Change in fair value of warrant liabilities	(794)	(2,407)
Stock-based compensation	5,615	5,258
Changes in operating assets and liabilities:
Accounts receivable, net	504	416
Legal settlement insurance receivable	4,638	(4,638)
Inventory	(311)	(766)
Prepaid expenses and other current assets	(708)	186
Other assets	116	—
Accounts payable	140	46
Accrued expenses and other current liabilities	(2,112)	(2,777)
Accrued legal settlement liability	(8,000)	8,000
Operating lease liabilities	(913)	(1,806)
Other long-term liabilities	(15)	26
Net cash used in operating activities	(44,082)	(46,351)
Cash flows from investing activities:
Purchases of property and equipment	(357)	(1,634)
Lease security deposit paid	(434)	—
Purchases of marketable securities	(89,016)	(191,605)
Sales and maturities of marketable securities	138,200	164,100
Net cash provided by (used in) investing activities	48,393	(29,139)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	1,641
Proceeds from issuance of common stock from direct equity offerings, net of fees and issuance costs	—	46,774
Net cash provided by financing activities	—	48,415
Effect of exchange rate changes on cash and cash equivalents	(95)	22
Net increase (decrease) in cash, cash equivalents and restricted cash	4,216	(27,053)
Cash, cash equivalents and restricted cash at beginning of period	21,639	49,241
Cash, cash equivalents and restricted cash at end of period	$25,855	$22,188

	Six months ended June 30,
	2026	2025
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$23,653	$22,188
Restricted cash, non-current	2,202	—
Total cash, cash equivalents and restricted cash	$25,855	$22,188

Supplemental disclosure of cash flow information
Cash paid for income taxes	$12	$—
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchased but not paid	$147	$440
Transfers from inventory to property and equipment	$244	$—

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

Quantum-Si is a life sciences company focused on proteomics research, with the mission of transforming single-molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell through single-molecule sequencing. The Company has developed a proprietary, universal, single-molecule detection platform that is applied to proteomics to enable single-molecule protein sequencing to sequence proteins in a massively parallel fashion (rather than sequentially, one at a time), which can also be used for the study of nucleic acids. The Company believes in the ability to sequence proteins in a massively parallel fashion and the ability to offer a fast analysis time has the potential to unlock significant biological information through improved resolution and unbiased access to the proteome at a speed and scale not available today. Traditionally, proteomic workflows to sequence proteins required days or weeks to complete. The current platform includes the Platinum® single-molecule protein sequencing line of instruments, Platinum Analysis Software and consumable kits for use with the Platinum line of instruments.

The development of ProteusTM, the Company’s next-generation platform, was announced in November 2024 and is estimated to be launched in the second quarter of 2027. Proteus aims to provide single-molecule, amino acid level resolution while also providing anticipated significantly higher sequencing output per sample and increased sample throughput per run, automation of the sequencing workflow and automated data analysis as compared to Platinum Pro. The platform is being developed to be a modular, scalable system that allows for expansion in the overall platform, the number of consumables that can be processed concurrently and the overall output of sample data from the platform. The first generation of Proteus and associated sequencing consumables is anticipated to include motion control, liquid handling, and a new on-board single optical system with the ability to accept a new consumable chip that has approximately 80 million features. This new platform is expected to provide much deeper insights, while simplifying and significantly reducing the cost of the underlying consumable, with a wide range of proteomics applications that are addressable with our proprietary, single-molecule, kinetic detection technology.
Liquidity and Capital Resources
The Company has historically financed its operations primarily with proceeds from the issuance of equity to private investors, as well as with the proceeds received from the closing of the Business Combination. The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $743.2 million as of June 30, 2026. The Company has incurred significant operating losses, including net losses of $45.2 million and $48.0 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had cash, cash equivalents and investments in marketable securities of $169.9 million. Management believes the Company’s cash, cash equivalents and marketable securities, together with revenue from the sales of its products and services, will be sufficient to fund its planned operations for at least the next twelve months from the date of the issuance of the accompanying unaudited Condensed Consolidated Financial Statements.
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
Global Developments

Although the U.S. Federal Reserve lowered interest rates slightly in the third and fourth quarters of 2025, it is not known whether additional action will be taken to lower interest rates and if this decrease, and any other increase or decrease, will have an impact on inflation. While these rate fluctuations have not had a significant adverse impact on the Company to date, the impact of such rate fluctuations on the overall financial markets and the economy may adversely impact the Company in the future. In addition, the global economy has experienced and may experience high levels of inflation and global supply chain disruptions. The Company continues to monitor these supply chain, inflation and interest rate factors, as well as the uncertainty resulting from the overall economic environment.
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
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments necessary to fairly state the financial position, results of operations, and cash flows for the interim periods. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2026, or any other period.
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
Restricted Cash
Restricted cash consists of deposits and other cash balances that are restricted as to withdrawal or use under the terms of certain contractual arrangements. As of June 30, 2026, restricted cash primarily consisted of $2.1 million in the form of a letter of credit held for the benefit of a landlord in connection with a non-cancelable lease, which is recorded within Restricted cash, non-current, on the Condensed Consolidated Balance Sheets. There was no such amount as of December 31, 2025. For further information regarding restricted cash, please refer to Note 7. Leases.
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
Note 3. Investments in Marketable Securities
As of June 30, 2026 and December 31, 2025, the Company’s investments in marketable securities were determined to be available-for-sale securities, carried at fair value, with the unrealized holding gains/(losses), net of income taxes, reflected in accumulated other comprehensive income/(loss) until realized.
The following is a summary of the Company’s available-for-sale securities recorded within Marketable securities, current and non-current, on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Amortized Costs	Net Unrealized Gains (Losses)	Fair Value
Financial Assets
Short-term marketable securities:
U.S. Treasury securities	$4,717	$(2)	$4,715
Corporate bonds	33,689	(45)	33,644
Commercial paper	49,760	(31)	49,729
Total short-term marketable securities	88,166	(78)	88,088
Long-term marketable securities:
U.S. government agency bonds	41,593	(166)	41,427
Corporate bonds	16,787	(92)	16,695
Total long-term marketable securities	58,380	(258)	58,122
Total marketable securities	$146,546	$(336)	$146,210

	December 31, 2025
	Amortized Costs	Net Unrealized Gains (Losses)	Fair Value
Financial Assets
Short-term marketable securities:
U.S. Treasury securities	$43,159	$13	$43,172
Corporate bonds	14,241	5	14,246
Commercial paper	83,816	37	83,853
Total short-term marketable securities	141,216	55	141,271
Long-term marketable securities:
U.S. government agency bonds	31,100	(67)	31,033
Corporate bonds	21,805	17	21,822
Total long-term marketable securities	52,905	(50)	52,855
Total marketable securities	$194,121	$5	$194,126
The fair values of the Company’s available-for-sale securities included within Marketable securities, current and non-current, on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, by remaining contractual maturity, are as follows (in thousands):

	June 30, 2026
	One Year or Less	Over One Year Through Five Years	Total
Financial Assets
Short-term marketable securities:
U.S. Treasury securities	$4,715	$—	$4,715
Corporate bonds	33,644	—	33,644
Commercial paper	49,729	—	49,729
Total short-term marketable securities	88,088	—	88,088
Long-term marketable securities:
U.S. government agency bonds	—	41,427	41,427
Corporate bonds	—	16,695	16,695
Total long-term marketable securities	—	58,122	58,122
Total marketable securities	$88,088	$58,122	$146,210

	December 31, 2025
	One Year or Less	Over One Year Through Five Years	Total
Financial Assets
Short-term marketable securities:
U.S. Treasury securities	$43,172	$—	$43,172
Corporate bonds	14,246	—	14,246
Commercial paper	83,853	—	83,853
Total short-term marketable securities	141,271	—	141,271
Long-term marketable securities:
U.S. government agency bonds	—	31,033	31,033
Corporate bonds	—	21,822	21,822
Total long-term marketable securities	—	52,855	52,855
Total marketable securities	$141,271	$52,855	$194,126
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
The carrying value of cash and cash equivalents, restricted cash, accounts payable and accrued expenses and other current liabilities approximates their fair values due to the short-term or on-demand nature of these instruments. As of June 30, 2026 and December 31, 2025, the Company’s investment portfolio included available-for-sale securities which were comprised of money market funds, U.S. Treasury bills, U.S. government agency bonds, high-quality corporate bonds and commercial paper. The Company has U.S. Treasury bills, U.S. government agency bonds, corporate bonds and commercial paper that are classified as Level 2 due to the fair value for these instruments being determined by utilizing observable inputs in similar assets or identical assets in non-active markets.
Warrants are recorded as Warrant liabilities on the Condensed Consolidated Balance Sheets. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented as Change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The Company issued registered warrants (the “Public Warrants”) in connection with the initial public offering of HighCape and as well as private placement warrants (the “Private Warrants”). The Public Warrants and Private Warrants were measured at fair value as of June 10, 2026 (the “Warrant Expiration Date”) and December 31, 2025. Prior to the Warrant Expiration Date, the Public Warrants were valued using Level 1 inputs as they were traded in an active market. The Private Warrants were valued using a binomial lattice model. The primary unobservable input utilized in determining the fair value of the Private Warrants was the expected volatility of the Company’s Class A common stock. The expected volatility was based on consideration of the implied volatility from the Company’s own Public Warrant pricing and on the historical volatility observed at guideline public companies. As of December 31, 2025, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 263.6%, (ii) risk-free interest rate of 3.6%, (iii) strike price of $11.50, (iv) fair value of Class A common stock of $1.10, and (v) expected life of 0.4 years.
There were no exercises or redemptions of the Public Warrants or Private Warrants during the three and six months ended June 30, 2026 and 2025.
The following tables summarize the Company’s financial assets and liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	June 30, 2026
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$18,334	$—	$18,334
U.S. Treasury securities	—	—	—
Marketable securities:
U.S. Treasury securities	—	4,715	4,715
U.S. government agency bonds	—	41,427	41,427
Corporate bonds	—	50,339	50,339
Commercial paper	—	49,729	49,729
Total assets at fair value on a recurring basis	$18,334	$146,210	$164,544

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$17,167	$—	$—	$17,167
Marketable securities:
U.S. Treasury securities	—	43,172	—	43,172
U.S. government agency bonds	—	31,033	—	31,033
Corporate bonds	—	36,068	—	36,068
Commercial paper	—	83,853	—	83,853
Total assets at fair value on a recurring basis	$17,167	$194,126	$—	$211,293

Liabilities:
Public Warrants	$767	$—	$—	$767
Private Warrants	—	—	27	27
Total liabilities at fair value on a recurring basis	$767	$—	$27	$794
Note 5. Inventory
Inventory consists of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$177	$453
Work in progress	1,092	1,794
Finished goods	758	950
Total inventory	$2,027	$3,197
Charges recorded for inventory write-downs included in Research and development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss were $0.1 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and $1.4 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively.
Charges recorded for inventory write-downs included in Cost of revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss were immaterial for the three months ended June 30, 2026 and $0.1 million for the three months ended June 30, 2025, and immaterial for the six months ended June 30, 2026 and $0.3 million for the six months ended June 30, 2025.

Note 6. Property and Equipment, Net
Property and equipment, net, consists of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Laboratory and production equipment	$15,600	$14,615
Computer equipment	2,246	1,761
Purchased software	57	57
Furniture and fixtures	333	318
Leasehold improvements	11,869	11,790
Construction in process	338	1,390
Subtotal	30,443	29,931
Less: Accumulated depreciation and amortization	(19,538)	(16,737)
Property and equipment, net	$10,905	$13,194
Depreciation and amortization expense is included within Cost of revenue, Research and development and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Depreciation and amortization expense was $1.2 million for both the three months ended June 30, 2026 and 2025, and $2.5 million and $2.1 million for the six months ended June 30, 2026 and 2025, respectively. No impairments of property and equipment were recorded for both the three and six months ended June 30, 2026 or 2025.
Note 7. Leases
Lease-related costs for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating lease cost	$458	$864	$893	$1,728
Variable lease cost	223	392	425	823
Total lease cost	$681	$1,256	$1,318	$2,551
Future minimum lease payments under non-cancellable leases as of June 30, 2026 are as follows (dollars in thousands):

Remaining Lease Payments
Remainder of 2026	$1,042
2027	1,996
2028	354
2029	119
Total remaining undiscounted lease payments	3,511
Less: Imputed interest	(258)
Total lease liabilities	3,253
Less: current portion	(1,843)
Long-term operating lease liabilities	$1,410
Weighted-average remaining lease term (in years)	1.8
Weighted-average discount rate	8.1%

The following table provides certain cash flow and supplemental cash flow information related to the Company’s lease liabilities for the six months ended June 30, 2026 and 2025 (in thousands):

	Six months ended June 30,
	2026	2025
Operating cash paid to settle operating lease liabilities	$1,052	$2,254
On June 18, 2026, we entered into a facility lease agreement (the “Lease Agreement”) with Sterling City Science South Development, LLC for the lease of approximately 54,374 square feet of office, laboratory and manufacturing space located in San Diego, California. The leased premises are expected to replace the Company’s existing San Diego facility.
The Lease Agreement provides for an initial non-cancellable lease term of 120 months. Aggregate minimum cash lease payments under the lease are estimated to be approximately $38.3 million and are not included in the future minimum lease payments table above as the lease had not commenced as of June 30, 2026. The Company has an option to extend the lease term for an additional five-year period, subject to the terms and conditions specified in the Lease Agreement.
The Lease Agreement also provides for a tenant improvement allowance of up to approximately $17.1 million. As of June 30, 2026, the Company has not used any portion of this allowance.
Upon execution of the lease, the Company paid a security deposit of approximately $0.4 million, which is recorded in Other assets on the Condensed Consolidated Balance Sheets and will be applied to the first installment(s) of base rent due under the lease. The Company also provided an additional security deposit in the form of a letter of credit with an initial amount of approximately $2.1 million, which is recorded within Restricted cash, non-current, on the Condensed Consolidated Balance Sheets.
The Company expects the lease to commence on or about September 1, 2027, but no later than November 1, 2027, subject to the completion of tenant improvements and other customary conditions. Upon lease commencement, the Company will recognize a right-of-use asset and corresponding lease liability in accordance with ASC 842.
Note 8. Accrued Expenses and Other Current Liabilities
As of June 30, 2026 and December 31, 2025, Accrued expenses and other current liabilities included on the Condensed Consolidated Balance Sheets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Legal fees	$771	$330
Sales tax payable	665	549
Severance costs	576	137
Deferred revenue	109	133
Royalties	75	82
Other	151	274
Total accrued expenses and other current liabilities	$2,347	$1,505
Note 9. Equity Transactions
At-the-Market Equity Offering Program
The Company filed a universal shelf registration statement on Form S-3 and a subsequent amendment to the Form S-3 (the “Shelf Registration Statement”), on September 26, 2025 and October 9, 2025, respectively, covering the offering of Class A common stock, preferred stock, debt securities, warrants, rights and units.
On September 26, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink”), pursuant to which the Company may offer and sell shares of its Class A common stock, having an aggregate offering price of up to $100.0 million, from time to time through an “at-the-market” offering program under which Leerink will act as sales agent (the “ATM Offering”). The Company has no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The ATM Offering is being made pursuant to the Shelf Registration Statement and a sales agreement prospectus related to the ATM Offering. During the three and six months ended June 30, 2026, there were no shares sold under the Sales Agreement.
Preferred Stock
As of June 30, 2026 and December 31, 2025, the Company had authorized 1,000,000 shares of preferred stock at $0.0001 par value per share. There were no preferred shares outstanding for both periods.
Preferred stock may be issued from time to time in one or more series. Any shares of preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law.
Note 10. Stock-based Compensation
Equity Incentive Plan
The Quantum-Si Incorporated 2021 Equity Incentive Plan (the “2021 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2021 Plan. As of June 30, 2026, there were 10,864,268 shares available for future grant under the 2021 Plan.
Inducement Equity Incentive Plan
On May 8, 2023, the Company adopted the 2023 Inducement Equity Incentive Plan (the “2023 Inducement Plan”) to reserve 3,000,000 shares of its Class A common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. On August 23, 2024, the Company amended the 2023 Inducement Plan to reserve an additional 3,000,000 shares of its Class A common stock under the 2023 Inducement Plan. The terms and conditions of the 2023 Inducement Plan, as amended, are substantially similar to those of the 2021 Plan. As of June 30, 2026, there were 1,703,934 shares available for future issuance under the 2023 Inducement Plan, as amended.
Stock Options
The Company granted participants an aggregate of 2,260,665 and 5,498,109 stock options awards to participants during the three and six months ended June 30, 2026, respectively, with vesting subject to the participant’s continued employment with or continued service provided to the Company through the applicable vesting dates. During the three and six months ended June 30, 2025, the Company granted an aggregate of 1,134,855 and 1,166,855 stock option awards, respectively, to participants with vesting subject to the participant’s continued employment with or continued service provided to the Company through the applicable vesting dates.
The Company recorded $1.4 million and $1.7 million for stock-based compensation related to stock options for the three months ended June 30, 2026 and 2025, respectively, and $2.7 million and $3.2 million for stock-based compensation related to stock options for the six months ended June 30, 2026 and 2025, respectively.
The fair value of each stock option award granted during the six months ended June 30, 2026 was estimated as of the grant date using a Black-Scholes model with the following assumptions:

Six months ended June 30, 2026
Expected term (in years)	5.7 - 6.0
Risk-free interest rate	3.9% - 4.6%
Expected volatility	109.4% - 111.8%
Expected dividend yield	—
Weighted average grant date fair value per share	$0.72 - $0.82

A summary of the stock option activity for the six months ended June 30, 2026 is presented in the table below:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	19,129,950	$2.47	7.1	$22
Granted	5,498,109	$0.92
Forfeited	(795,058)	$3.42
Outstanding at June 30, 2026	23,833,001	$2.08	7.4	$70
Options exercisable at June 30, 2026	12,593,718	$2.55	6.5	$—
Vested and expected to vest at June 30, 2026	23,833,001	$2.08	7.4	$70
As of June 30, 2026, total unrecognized stock-based compensation related to stock options was $7.4 million, which is expected to be recognized over a remaining weighted average vesting period of 1.9 years.
Performance Stock Options
In November 2022 and May 2023, the Company granted 2,780,000 and 1,000,000 performance-based stock option awards to its Chief Executive Officer and Chief Financial Officer, respectively. The vesting of these awards is subject to continued service to the Company and certain market conditions. The market conditions require the Company’s Class A common stock to trade above specified levels for certain periods of time. The fair values of the awards were estimated at the grant date using the Monte Carlo simulation model.
On March 15, 2024, the market conditions that trigger the vesting of these performance-based stock option awards were modified. The modified market conditions require the Company’s Class A common stock to trade above specified levels for certain defined periods of time that are different from the original awards. The Company accounted for the modifications as modifications of market conditions. The total incremental stock-based compensation expense to be recognized for these awards within Selling, general and administrative operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss is approximately $2.4 million. Incremental stock-based compensation expense for these awards was $0.2 million and $0.4 million for both the three and six months ended June 30, 2026 and 2025.
Restricted Stock Units
The Company granted participants an aggregate of 623,216 and 8,939,509 restricted stock unit (“RSU”) awards during the three and six months ended June 30, 2026, respectively, to participants with vesting subject to the participant’s continued employment with or continued service provided to the Company through the applicable vesting dates. During the three and six months ended June 30, 2025, the Company granted an aggregate of 77,270 and 8,181,743 RSU awards, respectively, to participants with vesting subject to the participant’s continued employment with or continued service provided to the Company through the applicable vesting dates.
The Company recorded $1.6 million and $1.3 million for stock-based compensation related to RSU awards for the three months ended June 30, 2026 and 2025, respectively, and $2.9 million and $2.1 million for stock-based compensation related to RSU awards for the six months ended June 30, 2026 and 2025, respectively.
A summary of the RSU activity for the six months ended June 30, 2026 is presented in the table below:

	Number of Shares Underlying RSUs	Weighted Average Grant-Date Fair Value
Outstanding non-vested RSUs at December 31, 2025	11,118,391	$1.29
Granted	8,939,509	$0.97
Vested	(2,515,139)	$1.28
Forfeited	(713,996)	$1.21
Outstanding non-vested RSUs at June 30, 2026	16,828,765	$1.13
As of June 30, 2026, total unrecognized stock-based compensation related to restricted stock units was $18.3 million, which is expected to be recognized over the remaining weighted average vesting period of 3.0 years.
Stock-based Compensation Expense
Stock-based compensation is allocated to Research and development and Selling, general and administrative operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Stock-based compensation expense for the three and six months ended June 30, 2026 and 2025 was allocated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Research and development	$705	$810	$1,345	$1,406
Selling, general and administrative	2,345	2,086	4,270	3,852
Total stock-based compensation	$3,050	$2,896	$5,615	$5,258
Note 11. Warrant Liabilities
Public Warrants
As of December 31, 2025, there was an aggregate of 3,833,317 outstanding Public Warrants. The Public Warrants did not meet the criteria to be classified in stockholders’ equity as the exercise of the Public Warrants could have been settled in cash upon the occurrence of a tender offer or exchange offer in which the maker of the tender offer or exchange offer, upon completion of the tender offer or exchange offer, beneficially owns more than 50% of the outstanding shares of the Company’s Class A common stock, even if it would not result in a change of control of the Company. This provision precluded the Public Warrants from being classified in equity and thus, they are classified as current liabilities on the Condensed Consolidated Balance Sheets as of December 31, 2025. These warrants expired on June 10, 2026 and, as of June 30, 2026, there were no outstanding Public Warrants.
Private Warrants
As of December 31, 2025, there were 135,000 outstanding Private Warrants. The Private Warrants did not meet the criteria to be classified in stockholders’ equity as the terms of the Private Warrants provide for potential changes to the settlement amounts depending upon the characteristics of the warrant holder, and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares. This provision precluded the Private Warrants from being classified in equity and thus, they are classified as current liabilities on the Condensed Consolidated Balance Sheets as of December 31, 2025. These warrants expired on June 10, 2026 and, as of June 30, 2026, there were no outstanding Private Warrants.
As of December 31, 2025, the combined fair value of warrant liabilities was $0.8 million. There were no such warrant liabilities as of June 30, 2026. The Company recognized a gain of $0.4 million and a loss of $1.0 million for the three months ended June 30, 2026 and 2025, respectively, as a Change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company recognized gains of $0.8 million and $2.4 million for the six months ended June 30, 2026 and 2025, respectively, as a Change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations and Comprehensive Loss. There were no exercises or redemptions of the Public Warrants or Private Warrants during the three and six months ended June 30, 2026 or 2025.

For further details regarding the warrant liabilities, please refer to Note 4. Fair Value of Financial Instruments.
Note 12. Net Loss Per Share
The Company presents both basic earnings per share (“EPS”) and diluted EPS. Basic and diluted net loss per share was the same for each period presented as the inclusion of all common share equivalents would have been anti-dilutive.
The following table presents the calculations for the three and six months ended June 30, 2026 and 2025 of basic and diluted net loss per share for the Company’s common stock (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator
Net loss	$(23,534)	$(28,836)	$(45,205)	$(48,025)
Numerator for basic and diluted EPS - loss attributable to common stockholders	$(23,534)	$(28,836)	$(45,205)	$(48,025)
Denominator
Common stock	217,802	183,625	217,141	182,968
Denominator for basic and diluted EPS - weighted-average common stock	217,802	183,625	217,141	182,968
Basic and diluted net loss per share	$(0.11)	$(0.16)	$(0.21)	$(0.26)
Net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive.
The following potential dilutive shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025
Outstanding options to purchase common stock	23,833,001	20,691,445
Outstanding restricted stock units	16,828,765	13,835,961
Outstanding warrants	—	3,968,319
	40,661,766	38,495,725
Note 13. Income Taxes
Income taxes for the three and six months ended June 30, 2026 and 2025 were recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, if they occur. The Company’s estimated annual effective tax rate was 0.00% and 0.27% for the three and six months ended June 30, 2026, respectively. The Company’s estimated annual effective tax rate was (0.11)% and (0.06)%, for the three and six months ended June 30, 2025 respectively. The primary reconciling items between the federal statutory rate of 21.0% and the Company’s overall effective tax rate for these periods were related to the valuation allowance recorded against the Company’s U.S. net deferred tax assets.
A valuation allowance is required when it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of sufficient future taxable income during the period in which the Company’s related temporary differences become deductible. Management believes that based on the earnings history of the Company, it is more likely than not that the benefits of these assets will not be realized, and therefore, a full valuation allowance has been recorded against the Company’s U.S. net deferred tax assets as of June 30, 2026 and December 31, 2025.
Note 14. Segment Information

Quantum-Si is a life sciences company focused on proteomics research, with the mission of transforming single-molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell. The Company’s platform includes its Platinum single-molecule protein sequencing instrument, Platinum Analysis Software, and consumable kits for use with its Platinum line of instruments.
The Company’s Chief Operating Decision Maker (the “CODM”), its Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of assessing financial performance, making operating decisions and allocating resources. Accordingly, the Company has determined it operates as a single reportable segment. The CODM utilizes the Company’s long-range plan, which includes product development roadmaps and long-range financial models, as a key input to resource allocation. The CODM makes decisions on resource allocation, assesses the performance of the business, and monitors budget versus actual results on a consolidated basis using loss from operations as reported in the Condensed Consolidated Statements of Operations and Comprehensive Loss as the primary measure of segment profit or loss. Net loss and the change in cash and cash equivalents and marketable securities are also measures considered in monitoring budget versus actual results.
Significant expenses within loss from operations, as well as within net loss, include research and development, and selling, general and administrative expenses, which are each separately presented in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. Other segment items included in net loss on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss are dividend income, interest income, change in fair value of warrant liabilities, other expense or income, net, and benefit or provision for income taxes.
The Company’s revenue is derived from sales of products and services. Product revenue is primarily generated from the sales of instruments and consumables used in protein sequencing and analysis. Service revenue is primarily generated from service maintenance contracts including access to analysis software and advanced training for instrument use.
Total revenue generated from domestic and international sales for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Domestic	$82	$156	$270	$279
International	262	435	332	1,154
Total revenue	$344	$591	$602	$1,433
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
There were no expenses paid to 4C for the three and six months ended June 30, 2026. Expenses paid to 4C for the three months ended June 30, 2025 were immaterial. Expenses paid to 4C for the six months ended June 30, 2025 were $0.1 million. These expenses included amounts for month-to-month sublease arrangements for office and laboratory spaces from 4C and certain administrative expenses and are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The ARTSA also provided for the participant companies to provide other services to each other. As of both June 30, 2026 and December 31, 2025, there were no amounts payable to or payable by the Company related to such services.
Note 16. Commitments and Contingencies
Commitments
Licenses related to certain intellectual property
The Company licenses certain intellectual property, some of which may be utilized in its current or future product offerings. To preserve the right to use such intellectual property, the Company is required to make annual minimum fixed payments totaling approximately $0.1 million as well as royalties based on net sales if the royalties exceed annual minimum fixed payments. As of both June 30, 2026 and December 31, 2025, the Company had accrued royalties of approximately $0.1 million included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.
Other commitments
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees (the “401(k) Plan”). Contributions to the 401(k) Plan are discretionary. The Company did not make any matching contributions to the 401(k) Plan for both the three and six months ended June 30, 2026 and 2025.
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
Delaware Stockholder Litigation

On May 16, 2024, a putative class action lawsuit was filed in the Delaware Court of Chancery, styled Farzad v. HighCape Capital, et al. (the “Delaware Stockholder Litigation”). The Delaware Stockholder Litigation asserted breach of fiduciary duty claims against the former officers and directors of HighCape, including Kevin Rakin, Matt Zuga, David Colpman, Robert Taub and Antony Loebel, HighCape Capital Acquisition LLC and HighCape Capital L.P.; aiding and abetting breach of fiduciary duty claims against Foresite Capital Management, LLC and Dr. Rothberg; and unjust enrichment claims against all defendants related to the Business Combination. The Delaware Stockholder Litigation complaint alleged that the transactions contemplated by the Business Combination were a product of an unfair process which was allegedly impacted by conflicts of interest, resulting in mispricing of the Business Combination. Quantum-Si, as part of the Business Combination, had previously agreed to indemnify certain of the defendants related to actions such as the Delaware Stockholder Litigation to the extent allowable by law.

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

Subsequently, on March 27, 2026, the Delaware Court of Chancery executed an order and final judgment approving the legal settlement. In the first quarter of 2026, the Company paid $3.0 million in connection with the settlement and the remaining $4.6 million was funded by insurance proceeds. Accordingly, the accrued legal settlement liability and associated legal settlement insurance receivable were derecognized from the Condensed Consolidated Balance Sheets in the first quarter of 2026.

Note 17. Subsequent Event

Nasdaq Deficiency Notice

On July 23, 2026, the Company received a notice (the “Notice”) from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the bid price of the Company’s Class A common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). While the Notice has no immediate effect on the listing or trading of the Company’s Class A common stock on The Nasdaq Global Market, the Company has until January 19, 2027 (the “Compliance Date”) to regain compliance. If the Company does not regain compliance with the Bid Price Requirement by the Compliance Date, the Company may be eligible for an additional 180 calendar day compliance period. If the Company does not regain compliance during the compliance period, including any additional compliance period, the Company’s Class A common stock may be subject to a delisting determination.

Organizational Restructuring Program

On August 10, 2026, the Company committed to an organizational restructuring program (the “2026 Restructuring Program”) designed to restructure resources focused specifically on its Proteus development program as well as other adjustments to streamline general and administrative expenses to align with the estimated Proteus launch. As a result, the Company is terminating approximately 20% of its 152 employee workforce. In connection with the restructuring, the Company expects that it will recognize one-time cash charges related to severance and other benefits of approximately $2.6 million in the second half of 2026, and expects substantially all related cash expenditures to be incurred in the second half of 2026. In addition, the Company expects to recognize non-cash expense related to stock option modifications in the second half of 2026 in the amount of approximately $0.1 million. The Company expects to substantially complete the 2026 Restructuring Program by the end of 2026.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with (i) the unaudited Condensed Consolidated Financial Statements and notes thereto contained in this Quarterly Report on Form 10-Q, (ii) the Consolidated Financial Statements and notes thereto for the year ended December 31, 2025 contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2026, and (iii) our other public reports filed with the SEC. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025, this Quarterly Report on Form 10-Q and in other filings that we make with the Securities and Exchange Commission. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” or “Quantum-Si” are intended to mean the business and operations of Quantum-Si Incorporated and its consolidated subsidiaries. The unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2026 and 2025 present the financial position and results of operations of Quantum-Si Incorporated and its consolidated subsidiaries.
Overview
We are a life sciences company focused on proteomics research, with the mission of transforming single-molecule analysis and democratizing its use by providing researchers and clinicians access to the proteome, the set of proteins expressed within a cell through single-molecule protein sequencing. We have developed a proprietary, universal, single-molecule detection platform that we are applying to proteomics to enable single-molecule protein sequencing to sequence proteins in a massively parallel fashion (rather than sequentially, one at a time), which can also be used for the study of nucleic acids. We believe the ability to sequence proteins in a massively parallel fashion and offer a fast analysis time has the potential to unlock significant biological information through improved resolution and unbiased access to the proteome at a speed and scale not available today. Traditionally, proteomic workflows to sequence proteins required days or weeks to complete. Our current platform includes our Platinum® single-molecule protein sequencing line of instruments, Platinum Analysis Software and consumable kits for use with our Platinum line of instruments. In 2021, we introduced our Platinum early access program to sites with participation from leading academic centers and key industry partners. The early access program introduced the Platinum single-molecule sequencing system to key opinion leaders across the globe for both expansion and development of applications and workflows. We began a controlled launch of the Platinum instrument and started to take orders in December 2022, subsequently began a controlled commercial launch of Platinum in January 2023 and then moved to a full commercial launch of Platinum beginning in the second quarter of 2024. In January 2025, we announced the launch of our Platinum Pro benchtop sequencer. First shipments of Platinum Pro occurred in March 2025.
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
Most importantly, this roadmap includes the development of ProteusTM, our next-generation platform, which was announced in November 2024 and is estimated to be launched in the second quarter of 2027. Proteus aims to provide single-molecule, amino acid level resolution while also providing anticipated significantly higher sequencing output per sample and increased sample throughput per run, automation of the sequencing workflow and automated data analysis as compared to Platinum Pro. The Proteus platform is being developed to be a modular, scalable system that allows for expansion in the overall platform, the number of consumables that can be processed concurrently and the overall output of sample data from the platform. The first generation of Proteus and associated sequencing consumables is anticipated to include motion control, liquid handling, and a new on-board single optical system with the ability to accept a new consumable chip that has approximately 80 million features. We believe this new platform will provide much deeper insights while simplifying and significantly reducing the cost of the underlying consumable. In addition, during our presentation in November 2025, we provided data demonstrating the wide range of proteomics applications that are addressable with our proprietary, single-molecule, kinetic detection technology. As a result of the anticipated launch of Proteus, we expect some customers may delay purchasing decisions for existing products, which is expected to adversely impact revenue until Proteus becomes commercially available.
Results of Operations for the Three and Six Months Ended June 30, 2026 as Compared to the Three and Six Months Ended June 30, 2025
The following table presents the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue
Product	$314	$558	$(244)	(43.7)%	$530	$1,366	$(836)	(61.2)%
Service	30	33	(3)	(9.1)%	72	67	5	7.5%
Total revenue	344	591	(247)	(41.8)%	602	1,433	(831)	(58.0)%

Cost of revenue
Product	172	230	(58)	(25.2)%	349	567	(218)	(38.4)%
Service	—	10	(10)	(100.0)%	7	29	(22)	(75.9)%
Total cost of revenue	172	240	(68)	(28.3)%	356	596	(240)	(40.3)%

Gross profit	172	351	(179)	(51.0)%	246	837	(591)	(70.6)%

Operating expenses:
Research and development	15,824	15,213	611	4.0%	30,311	28,930	1,381	4.8%
Selling, general and administrative	9,977	11,896	(1,919)	(16.1)%	19,617	23,777	(4,160)	(17.5)%
Legal settlement expense, net of insurance proceeds	—	3,362	(3,362)	(100.0)%	—	3,362	(3,362)	(100.0)%
Total operating expenses	25,801	30,471	(4,670)	(15.3)%	49,928	56,069	(6,141)	(11.0)%
Loss from operations	(25,629)	(30,120)	4,491	(14.9)%	(49,682)	(55,232)	5,550	(10.0)%
Dividend income	114	155	(41)	(26.5)%	245	376	(131)	(34.8)%
Interest income	1,544	2,157	(613)	(28.4)%	3,288	4,483	(1,195)	(26.7)%
Change in fair value of warrant liabilities	437	(994)	1,431	(144.0)%	794	2,407	(1,613)	(67.0)%
Other (expense) income, net	—	(14)	14	(100.0)%	28	(28)	56	(200.0)%
Loss before (provision) benefit for income taxes	(23,534)	(28,816)	5,282	(18.3)%	(45,327)	(47,994)	2,667	(5.6)%
(Provision) benefit for income taxes	—	(20)	20	(100.0)%	122	(31)	153	(493.5)%
Net loss	$(23,534)	$(28,836)	$5,302	(18.4)%	$(45,205)	$(48,025)	$2,820	(5.9)%
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
Revenue, Cost of revenue and Gross profit for the three and six months ended June 30, 2026 and 2025 are as follows (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue
Product	$314	$558	$(244)	(43.7)%	$530	$1,366	$(836)	(61.2)%
Service	30	33	(3)	(9.1)%	72	67	5	7.5%
Total revenue	344	591	(247)	(41.8)%	602	1,433	(831)	(58.0)%

Cost of revenue
Product	172	230	(58)	(25.2)%	349	567	(218)	(38.4)%
Service	—	10	(10)	(100.0)%	7	29	(22)	(75.9)%
Total cost of revenue	172	240	(68)	(28.3)%	356	596	(240)	(40.3)%

Gross profit	$172	$351	$(179)	(51.0)%	$246	$837	$(591)	(70.6)%
Gross profit margin	50.0%	59.4%			40.9%	58.4%
Total revenue for the sale of our Platinum line of instruments, related reagent kits and service maintenance contracts decreased by $0.2 million, or 41.8%, and $0.8 million, or 58.0%, for the three and six months ended June 30, 2026, respectively, when compared to the same periods in 2025. The decrease in revenue was primarily driven by lower sales volumes of instruments and consumables as customers deferred purchasing decisions in anticipation of the expected commercial launch of Proteus. We expect revenue in 2026 to continue to be impacted as customers may delay purchases ahead of Proteus becoming commercially available.
Total cost of revenue decreased $0.1 million, or 28.3%, and $0.2 million, or 40.3%, for the three and six months ended June 30, 2026, when compared to the same periods in 2025. The change in the cost of revenue is directly correlated to the relative revenue and volume decreases for the three and six months ended June 30, 2026 as compared to the same periods in 2025.
Gross profit decreased $0.2 million, or 51.0%, and $0.6 million, or 70.6%, for the three and six months ended June 30, 2026, when compared to the same periods in 2025.

Gross profit margin was 50.0% and 40.9% for the three and six months ended June 30, 2026, respectively, as compared to 59.4% and 58.4% for the same periods in 2025, respectively. This change in margin was primarily based on the mix of products sold during each period. We expect gross profit margin to be variable for the foreseeable future as we work through our continued commercialization efforts.
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
Research and development expenses for the three and six months ended June 30, 2026 and 2025 are as follows (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Research and development	$15,824	$15,213	$611	4.0%	$30,311	$28,930	$1,381	4.8%
Research and development expenses increased by $0.6 million, or 4.0%, for the three months ended June 30, 2026, when compared to the same period in 2025. This increase was primarily driven by a $0.6 million increase in fabrication and outsourced services driven by efforts to support the development of our Proteus platform, $0.3 million increase in laboratory supplies and a $0.3 million increase in payroll and payroll-related costs. These increases were partially offset by a $0.6 million decrease in facility-related costs primarily driven by the New Haven lease termination that occurred in the third quarter of 2025.
Research and development expenses increased by $1.4 million, or 4.8%, for the six months ended June 30, 2026, when compared to the same period in 2025. This increase was primarily driven by a $1.1 million increase in laboratory supplies, $0.8 million of fabrication and outsourced services driven by efforts to support the development of our Proteus platform, a $0.6 million increase of payroll and payroll-related costs and a $0.3 million net increase in depreciation expense. These increases were partially offset by a $1.2 million decrease in facility-related costs primarily driven by the New Haven lease termination that occurred in the third quarter of 2025 and a $0.2 million decrease in professional services and consulting fees.
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of personnel costs and benefits, stock-based compensation, patent and filing fees, consulting and professional services, legal and accounting services, facilities costs, depreciation and amortization expense, insurance and office expenses, product advertising and marketing.
Selling, general and administrative expenses for the three and six months ended June 30, 2026 and 2025 are as follows (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Selling, general and administrative	$9,977	$11,896	$(1,919)	(16.1)%	$19,617	$23,777	$(4,160)	(17.5)%
Selling, general and administrative expenses decreased $1.9 million, or 16.1%, for the three months ended June 30, 2026, when compared to the same period in 2025. This decrease was primarily due to a $0.9 million decrease in legal fees, a $0.4 million decrease in professional services and consulting fees, a $0.3 million decrease in payroll and payroll-related costs, a $0.2 million decrease in personal property tax expense, a $0.2 million decrease in trade show and other marketing-related costs and a $0.2 million net decrease in other expenses. These decreases were partially offset by a $0.3 million increase in stock-based compensation.
Selling, general and administrative expenses decreased $4.2 million, or 17.5%, for the six months ended June 30, 2026, when compared to the same period in 2025. This decrease was primarily due to a $2.3 million decrease in legal fees, a $0.7 million decrease in payroll and payroll-related costs, a $0.6 million decrease in professional services and consulting fees, a $0.5 million decrease in trade show and other marketing-related costs, a $0.2 million decrease in personal property tax expense, a $0.2 million decrease in insurance expense and a $0.1 million net decrease in other expenses. These decreases were partially offset by a $0.4 million increase in stock-based compensation.

Legal Settlement Expense, Net of Insurance Proceeds
For the three and six months ended June 30, 2026 and 2025, Legal settlement expense, net of insurance proceeds is as follows (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Legal settlement expense, net of insurance proceeds	$—	$3,362	$(3,362)	(100.0)%	$—	$3,362	$(3,362)	(100.0)%
Legal settlement expense, net of insurance proceeds, decreased $3.4 million, or 100.0% for both the three and six months ended June 30, 2026, as compared to the same periods in 2025. The $3.4 million of expense for the three and six months ended June 30, 2025 was related to a preliminary legal settlement being reached for the Delaware Stockholder Litigation in the second quarter of 2025. For further information on the Delaware Stockholder Litigation, please refer to Note 16. Commitments and Contingencies in the notes to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Dividend Income and Interest Income

For the three and six months ended June 30, 2026 and 2025, dividend income and interest income was derived primarily from fixed income securities and money market mutual funds, respectively.
Dividend income and interest income for the three and six months ended June 30, 2026 and 2025 is as follows (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Dividend income	$114	$155	$(41)	(26.5)%	$245	$376	$(131)	(34.8)%
Interest income	$1,544	$2,157	$(613)	(28.4)%	$3,288	$4,483	$(1,195)	(26.7)%
Dividend income decreased by $41.0 thousand, or 26.5%, and $0.1 million, or 34.8%, for the three and six months ended June 30, 2026, respectively, when compared to the same periods in 2025.
Interest income decreased by $0.6 million, or 28.4%, and $1.2 million, or 26.7%, for the three and six months ended June 30, 2026, respectively, when compared to the same periods in 2025.
These decreases in dividend income and interest income are a result of lower market interest rates on invested capital as well as relative lower invested balances in both the three and six months ended June 30, 2026.
Change in Fair Value of Warrant Liabilities
Warrant liabilities were recorded at fair value as part of the Business Combination. Change in fair value of warrant liabilities primarily consists of the change in the fair value of our Public Warrants and Private Warrants.
Change in fair value of warrant liabilities for the three and six months ended June 30, 2026 and 2025 is as follows (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Change in fair value of warrant liabilities	$437	$(994)	$1,431	(144.0)%	$794	$2,407	$(1,613)	(67.0)%

For the three months ended June 30, 2026, we recognized $0.4 million of income upon the expiration of all outstanding Public Warrants and Private Warrants as compared to $1.0 million of expense from the increase in the fair value of warrant liabilities for the same period in 2025. The expense recognized for the three months ended June 30, 2025 was primarily driven by the change in the underlying trading price of our Class A common stock during the period.
For the six months ended June 30, 2026, we recognized $0.8 million of income due to the expiration of the outstanding Public Warrants and Private Warrants and the change in the underlying trading price of our Class A common stock during the period. For the six months ended June 30, 2025, we recognized $2.4 million of income from the decrease in the fair value of warrant liabilities, primarily driven by the change in the underlying trading price of our Class A common stock during the period.
Other (Expense) Income, Net
Other (expense) income, net, primarily consists of currency revaluations. Other (expense) income, net, for the three and six months ended June 30, 2026 and 2025 is as follows (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Other (expense) income, net	$—	$(14)	$14	(100.0)%	$28	$(28)	$56	(200.0)%
Liquidity and Capital Resources
The following table presents a summary of our consolidated cash flows for operating, investing, and financing activities for the six months ended June 30, 2026 and 2025 (in thousands):

	Six months ended June 30,
	2026	2025
Net cash used in operating activities	$(44,082)	$(46,351)
Net cash provided by (used in) investing activities	48,393	(29,139)
Net cash provided by financing activities	—	48,415
Effect of exchange rate changes on cash and cash equivalents	(95)	22
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,216	$(27,053)
Net cash used in operating activities
Net cash used in operating activities was $44.1 million during the six months ended June 30, 2026. This cash used was primarily attributable to our net loss of $45.2 million, which resulted from continued spend on research and development and commercialization efforts. Net cash used was further impacted by $6.7 million of cash used from net changes in operating assets and liabilities, primarily due to the timing of cash receipts and payments for a legal settlement and activities in the ordinary course of business. In addition, operating cash flows were reduced by non-cash gains, including $1.6 million of accretion on marketable securities and a $0.8 million gain from changes in the fair value of warrant liabilities, primarily driven by the change in the underlying trading price of our Class A common stock. These items were partially offset by non-cash expenses, including stock-based compensation of $5.6 million, depreciation and amortization of $2.5 million, inventory write-downs of $1.4 million and non-cash lease expense of $0.8 million.
Net cash used in operating activities was $46.4 million during the six months ended June 30, 2025. This cash used was primarily attributable to our net loss of $48.0 million resulting from continued spend on research and development and commercialization efforts. Net cash used was further impacted by $1.3 million of cash used from net changes in operating assets and liabilities, primarily due to the timing of cash receipts and payments in the ordinary course of business. In addition, operating cash flows were reduced by non-cash gains, including $4.3 million of accretion on marketable securities and a $2.4 million gain from changes in fair value of warrant liabilities, primarily driven by the change in the underlying trading price of our Class A common stock. These items were partially offset by non-cash expenses, including stock-based compensation of $5.3 million, depreciation and amortization of $2.1 million, non-cash lease expense of $1.3 million and inventory write-downs of $1.0 million.
We expect operating cash usage to continue to be impacted by operating results and working capital requirements.
Net cash provided by (used in) investing activities
Net cash provided by investing activities was $48.4 million during the six months ended June 30, 2026 compared to net cash used in investing activities of $29.1 million during the same period in 2025. Cash provided by investing activities during the current period was primarily attributable to $138.2 million of proceeds from sales and maturities of marketable securities, partially offset by $89.0 million of purchases of marketable securities, $0.4 million of purchases of property and equipment and $0.4 million of lease security deposits paid for the lease of a new facility in San Diego, California. The net cash inflow reflected the ongoing management of our investment portfolio to optimize liquidity and align investment maturities with anticipated cash requirements, while preserving capital, minimizing exposure to market and credit risk, and supporting our ability to fund ongoing research and development initiatives and operating needs. We also expect our net invested capital balance to vary in future quarters as we fund our operating needs primarily through our investment portfolio.
Net cash provided by financing activities
There was no net cash provided by financing activities during the six months ended June 30, 2026 compared to $48.4 million of net cash provided by financing activities during the same period in 2025. There were no financing transactions during the current period. Net cash provided by financing activities during the prior‑year period was attributable to $46.8 million of net proceeds from the issuance of common stock in a net direct equity offering and $1.6 million of proceeds from the exercise of stock options. Further information regarding the direct equity offering can be found below under the header Liquidity Outlook.
Liquidity Outlook
Since our inception, we have funded our operations primarily with proceeds from the issuance of equity to private investors, as well as with the proceeds received from the closing of the Business Combination. Additionally, we began to generate revenue during 2023 from commercial sales of our Platinum instrument. Our primary uses of liquidity have been operating expenses, capital expenditures and our acquisition of certain assets. Cash flows from operations have been historically negative as we continue to invest in the development of our technology in single-molecule protein sequencing. Going forward, we anticipate debt or equity offerings will be the primary source of funds to support our operating needs and capital expenditures until we reach scale of our commercial operations. We expect to incur negative operating cash flows on an annual basis for the foreseeable future until such time that we can scale our revenue growth.
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
As of June 30, 2026, we had cash and cash equivalents and investments in marketable securities of $169.9 million. Our future capital requirements may vary from those currently planned and will depend on various factors including the pace and success of product commercialization.
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
On September 26, 2025, we entered into the Leerink Sales Agreement. We have no obligation to sell any shares under the Leerink Sales Agreement and may at any time suspend solicitation and offers under the Leerink Sales Agreement. The 2025 ATM Offering is being made pursuant to the 2025 Shelf Registration Statement and a prospectus supplement related to the 2025 ATM Offering. During the three and six months ended June 30, 2026 and the year ended December 31, 2025, there were no shares sold under the Leerink Sales Agreement. Shares offered and sold in the 2025 ATM Offering, if any, will be sold pursuant to the 2025 Shelf Registration Statement.
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
Capital Expenditures
We forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate our capital expenditures for the year ended December 31, 2026 will be approximately $4.0 million. We have funded and plan to continue funding these capital expenditures with cash and financing.
Contractual Obligations and Off-Balance Sheet Arrangements
We lease certain facilities and equipment under non-cancellable lease agreements that expire at various dates through 2029. As of June 30, 2026, future minimum lease payments were approximately $3.5 million.

On June 18, 2026, we entered into a facility lease agreement (the “Lease Agreement”) for the lease of office, laboratory and manufacturing space located in San Diego, California. This new space is expected to replace the existing San Diego facility.
The Lease Agreement provides for an initial non-cancellable lease term of 120 months. Aggregate minimum cash lease payments under the lease are estimated to be approximately $38.3 million and are not included in future minimum lease payments as the lease had not commenced as of June 30, 2026.
The Lease Agreement also provides for a tenant improvement allowance of up to approximately $17.1 million. As of June 30, 2026, we had not used any portion of this allowance.
We expect the lease to commence on or about September 1, 2027, subject to the completion of tenant improvements and other customary conditions, but no later than November 1, 2027. Upon lease commencement, we will recognize a right-of-use asset and corresponding lease liability in accordance with ASC 842.
Aside from the new Lease Agreement, there have been no material changes in our contractual obligations, including those related to our other lease agreements, since December 31, 2025.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited Condensed Consolidated Financial Statements, as well as expenses incurred during the reporting periods. Our estimates are based on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about items not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Please refer to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 2. Summary of Significant Accounting Policies in the accompanying notes to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a complete description of our significant accounting policies.
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
Interest rate risk
We are exposed to market risk with respect to certain of our cash and cash equivalents and marketable securities. As of June 30, 2026, our investments are comprised primarily of investments in money market funds backed by U.S. government issued securities, U.S. Treasury bills, U.S. government agency bonds, high-quality corporate bonds and commercial paper. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Based on the short-term nature of the majority of our holdings, future interest rate changes are not expected to have a material impact on our marketable securities.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
From time to time, the Company is engaged in legal proceedings in the ordinary course of business. For further information on the Company’s legal proceedings, please refer to Note 16. Commitments and Contingencies in the Notes to the unaudited Condensed Consolidated Financial Statements (Part I, Item 1) included elsewhere in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS.
Our business, results of operations, financial condition and cash flows are subject to various risks and uncertainties including the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 3, 2026, and the risk factor described below. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.
We could fail to maintain the listing of our Class A common stock on the Nasdaq Stock Market LLC (“Nasdaq”), which could seriously harm the liquidity of our shares and our ability to raise capital or complete a strategic transaction.
Nasdaq has established continued listing requirements, including a requirement to maintain a minimum closing bid price of at least $1.00 per share. On July 23, 2026, we received written notice from Nasdaq notifying us that, because the closing bid price for our Class A common stock has fallen below $1.00 per share for 30 consecutive business days, we no longer meet the minimum bid price requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until January 19, 2027 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price of our Class A common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during this 180-calendar day period. If we do not regain compliance with the Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180-calendar day compliance period. To qualify, we would need to transfer the listing of our Class A common stock to The Nasdaq Capital Market and meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the Bid Price Requirement. To effect such a transfer, we would also need to pay an application fee to Nasdaq and would need to provide written notice to the Staff of our intention to cure the deficiency during the additional compliance period by effecting a reverse stock split if necessary.
There can be no assurance that we will be able to regain compliance with the Bid Price Requirement or maintain compliance with other Nasdaq requirements in the future. If we are not able to regain and maintain compliance with Nasdaq requirements, our Class A common stock may be delisted from Nasdaq, which could have a material adverse effect on us and our stockholders, including by negatively impacting our trading price, reducing the liquidity of our shares and having a material adverse effect on our ability to raise capital or complete a strategic transaction.

Our ProteusTM platform (“Proteus”), which was originally anticipated to be launched at the end of 2026, is now estimated to be commercially available in the second quarter of 2027. If Proteus is not launched within our updated time frame, or is delivered without the applications and capabilities our customers are seeking, it could materially impact any potential of long-term financial success and our market credibility.

Since November 2024, we have provided overall market periodic updates on our Proteus platform development, including overall development status, initial views on capabilities and output, and indications or potential customer applications, as well as an anticipated commercial launch date. On August 13, 2026, we announced the anticipated launch date of Proteus had moved from the end of 2026 to the second quarter of 2027. Development of a new product platform is inherently difficult, and can often experience delays resulting from hardware integration, inability to develop desired customer applications for the commercial launch, unforeseen regulatory issues, hardware supplier challenges or a variety of other challenges impacting a commercial launch, which we have experienced. If our Proteus platform experiences a further commercial launch delay due to these reasons or other impacts on our development program, it could materially impact any long-term financial success of the Company, and further, materially impact and damage our market credibility, negatively impacting commercial success and company valuation.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 Trading Arrangements
During the quarter ended June 30, 2026, no officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
Organizational Restructuring Program

On August 10, 2026, the Company committed to an organizational restructuring program (the “2026 Restructuring Program”) designed to restructure resources focused specifically on its ProteusTM development program as well as other adjustments to streamline general and administrative expenses to align with the estimated Proteus launch. As a result, the Company is terminating approximately 20% of its 152 employee workforce. In connection with the restructuring, the Company expects that it will recognize one-time cash charges related to severance and other benefits of approximately $2.6 million in the second half of 2026, and expects substantially all related cash expenditures to be incurred in the second half of 2026. In addition, the Company expects to recognize non-cash expense related to stock option modifications in the second half of 2026 in the amount of approximately $0.1 million. The Company expects to substantially complete the 2026 Restructuring Program by the end of 2026. The severance and other benefits related charge, as well as the expense related to stock option modifications, are subject to a number of assumptions, and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the 2026 Restructuring Program.
Departure of a Certain Officer

In connection with the 2026 Restructuring Program, on August 10, 2026, the Company and John Vieceli, Ph.D., the Company’s Chief Product Officer, mutually agreed to end their employment relationship effective August 13, 2026 (the “Separation Date”). Dr. Vieceli is subject to the Amended and Restated Quantum-Si Incorporated Executive Severance Plan effective November 1, 2024 (the “Severance Plan”). Dr. Vieceli’s severance benefits under the Severance Plan are conditioned upon his timely execution and delivery to the Company of a Release (as defined in the Severance Plan), non-revocation of such Release, and compliance with the other benefit conditions set forth in the Severance Plan. Pursuant to the terms of the Severance Plan, Dr. Vieceli is entitled to, among other things, (i) a one-time lump sum separation payment in an amount equal to $333,750; and (ii) if Dr. Vieceli enrolls in COBRA coverage, payment by the Company of the employer portion of Dr. Vieceli’s COBRA health insurance premiums until the earlier of May 31, 2027 and the month in which Dr. Vieceli becomes eligible to participate in a subsequent employer’s health benefits. All unvested options and restricted stock units will be forfeited as of the Separation Date.

The material terms of Dr. Vieceli’s separation are described in, and the Severance Plan is filed as, Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which is incorporated by reference herein.
ITEM 6.    EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Quantum-Si Incorporated, as amended.		Form 10-Q (Exhibit 3.1)	8/7/2024

3.2	Amended and Restated Bylaws of Quantum-Si Incorporated.		Form 10-K (Exhibit 3.2)	3/1/2022

10.1*	Lease agreement dated June 18, 2026, between Sterling City Science South Development, LLC and Quantum-Si Incorporated.		Form 8-K (Exhibit 10.1)	6/24/2026

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1+	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2+	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*Certain exhibits or schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

+    The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Quantum-Si Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of such Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM-SI INCORPORATED

Date: August 13, 2026	By:	/s/ Jeffrey Hawkins
Jeffrey Hawkins
President and Chief Executive Officer

Date: August 13, 2026	By:	/s/ Jeffry Keyes
Jeffry Keyes
Chief Financial Officer and Treasurer