Form 10-Q
period 2026-09-30
Quantum-Si Inc
filed 2026-11-05
CIK 1816431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2026, the registrant had 199,804,914 shares of Class A common stock outstanding and 19,937,500 shares of Class B common stock outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995, that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. Actual results may differ from our expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue,” and similar expressions (or the negative versions of such words or expressions) are intended to identify such forward-looking statements. These forward-looking statements include, without limitation, our expectations with respect to future performance and development and commercialization of products and services. The forward-looking statements are based on projections prepared by, and are the responsibility of, management and involve significant risks and uncertainties that could cause the actual results to differ materially from those discussed in the forward-looking statements. Many of these factors are outside our control and are difficult to predict. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our ProteusTM platform (“Proteus”), which is estimated to be commercially available in the second quarter of 2027. If Proteus is not launched within our estimated time frame, or is delivered without the applications and capabilities our customers are seeking, it could materially impact any potential of long-term financial success and our market credibility;
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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$25,578	$21,639
Marketable securities, current	77,929	141,271
Accounts receivable, net of allowance of $270 and $270, respectively	109	561
Legal settlement insurance receivable	—	4,638
Inventory	1,640	3,197
Prepaid expenses and other current assets	7,115	4,554
Total current assets	112,371	175,860
Restricted cash, non-current	2,202	—
Marketable securities, non-current	45,892	52,855
Property and equipment, net	9,562	13,194
Operating lease right-of-use assets	2,308	3,464
Other assets	552	234
Total assets	$172,887	$245,607
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,408	$1,623
Accrued payroll and payroll-related costs	3,582	5,903
Accrued contracted services	1,659	3,356
Accrued legal settlement liability	—	8,000
Accrued expenses and other current liabilities	3,162	1,505
Warrant liabilities	—	794
Current portion of operating lease liabilities	1,845	1,844
Total current liabilities	11,656	23,025
Operating lease liabilities	932	2,322
Other long-term liabilities	80	34
Total liabilities	12,668	25,381
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A Common stock, $0.0001 par value; 600,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 199,804,914 and 196,431,273 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	20	20
Class B Common stock, $0.0001 par value; 27,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 19,937,500 shares issued and outstanding as of September 30, 2026 and December 31, 2025	2	2
Additional paid-in capital	926,641	918,190
Accumulated other comprehensive loss	(943)	(6)
Accumulated deficit	(765,501)	(697,980)
Total stockholders’ equity	160,219	220,226
Total liabilities and stockholders’ equity	$172,887	$245,607
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue
Product	$173	$505	$703	$1,871
Service	39	47	111	114
Total revenue	212	552	814	1,985

Cost of revenue
Product	138	353	487	920
Service	—	5	7	34
Total cost of revenue	138	358	494	954

Gross profit	74	194	320	1,031

Operating expenses:
Research and development	13,779	13,883	44,090	42,813
Selling, general and administrative	10,071	10,707	29,688	34,484
Lease termination expense, net	—	13,577	—	13,577
Legal settlement expense, net of insurance proceeds	—	1,800	—	5,162
Total operating expenses	23,850	39,967	73,778	96,036
Loss from operations	(23,776)	(39,773)	(73,458)	(95,005)
Dividend income	123	166	368	542
Interest income	1,355	2,414	4,643	6,897
Change in fair value of warrant liabilities	—	1,516	794	3,923
Other (expense) income, net	(18)	(7)	10	(35)
Loss before (provision) benefit for income taxes	(22,316)	(35,684)	(67,643)	(83,678)
(Provision) benefit for income taxes	—	(19)	122	(50)
Net loss	$(22,316)	$(35,703)	$(67,521)	$(83,728)

Net loss per common share attributable to common stockholders, basic and diluted	$(0.10)	$(0.17)	$(0.31)	$(0.44)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	218,984	209,041	217,762	191,754

Other comprehensive income (loss)
Net unrealized (loss) income on marketable securities, net of tax	$(471)	$102	$(812)	$(5)
Foreign currency translation adjustment	(31)	(8)	(125)	14
Total other comprehensive (loss) income, net of tax	(502)	94	(937)	9
Comprehensive loss	$(22,818)	$(35,609)	$(68,458)	$(83,719)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2025	196,431,273	$20	19,937,500	$2	$918,190	$(6)	$(697,980)	$220,226
Common stock issued upon vesting of restricted stock units	787,223	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,565	—	—	2,565
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	(304)	—	(304)
Foreign currency translation	—	—	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	—	—	(21,671)	(21,671)
Balance - March 31, 2026	197,218,496	$20	19,937,500	$2	$920,755	$(382)	$(719,651)	$200,744
Common stock issued upon vesting of restricted stock units	1,727,916	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,050	—	—	3,050
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	(37)	—	(37)
Foreign currency translation	—	—	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	—	—	(23,534)	(23,534)
Balance - June 30, 2026	198,946,412	$20	19,937,500	$2	$923,805	$(441)	$(743,185)	$180,201
Common stock issued upon vesting of restricted stock units	858,502	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,836	—	—	2,836
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	(471)	—	(471)
Foreign currency translation	—	—	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	—	—	(22,316)	(22,316)
Balance - September 30, 2026	199,804,914	$20	19,937,500	$2	$926,641	$(943)	$(765,501)	$160,219

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2024	146,953,271	$16	19,937,500	$2	$811,998	$45	$(596,641)	$215,420
Common stock issued upon exercise of stock options	623,834	—	—	—	1,600	—	—	1,600
Common stock issued upon vesting of restricted stock units	358,511	—	—	—	—	—	—	—
Common stock issued from direct equity offering, net of fees and issuance costs	15,625,000	—	—	—	46,774	—	—	46,774
Stock-based compensation	—	—	—	—	2,362	—	—	2,362
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	(53)	—	(53)
Foreign currency translation	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(19,189)	(19,189)
Balance - March 31, 2025	163,560,616	$16	19,937,500	$2	$862,734	$(2)	$(615,830)	$246,920
Common stock issued upon exercise of stock options	24,583	—	—	—	41	—	—	41
Common stock issued upon vesting of restricted stock units	772,335	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,896	—	—	2,896
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	(54)	—	(54)
Foreign currency translation	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	(28,836)	(28,836)
Balance - June 30, 2025	164,357,534	$16	19,937,500	$2	$865,671	$(40)	$(644,666)	$220,983
Common stock issued upon exercise of stock options	143,393	—	—	—	221	—	—	221
Common stock issued upon vesting of restricted stock units	1,079,701	1	—	—	—	—	—	1
Common stock issued from direct equity offering and upon exercise of pre-funded warrants, net of fees and issuance costs	29,940,119	3	—	—	46,733	—	—	46,736
Stock-based compensation	—	—	—	—	2,827	—	—	2,827
Net unrealized gain on marketable securities, net of tax	—	—	—	—	—	102	—	102
Foreign currency translation	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	(35,703)	(35,703)
Balance - September 30, 2025	195,520,747	$20	19,937,500	$2	$915,452	$54	$(680,369)	$235,159

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

QUANTUM-SI INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(67,521)	$(83,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,624	3,281
Non-cash lease expense	1,156	1,934
Loss on lease termination	—	2,260
Write-off of construction in process due to lease termination	—	1,162
Accretion on marketable securities	(2,156)	(6,458)
(Gain) loss on disposal of fixed assets	(1)	31
Write-down of inventory	1,361	1,757
Change in fair value of warrant liabilities	(794)	(3,923)
Stock-based compensation	8,451	8,085
Changes in operating assets and liabilities:
Accounts receivable, net	452	578
Legal settlement insurance receivable	4,638	(4,638)
Inventory	143	(989)
Prepaid expenses and other current assets	(2,561)	(247)
Other assets	116	2
Accounts payable	(15)	(483)
Accrued expenses and other current liabilities	(2,119)	(2,283)
Accrued legal settlement liability	(8,000)	8,000
Operating lease liabilities	(1,389)	(2,737)
Other long-term liabilities	48	26
Net cash used in operating activities	(64,567)	(78,370)
Cash flows from investing activities:
Purchases of property and equipment	(452)	(2,534)
Lease security deposit paid	(434)	—
Proceeds from sale of property and equipment	70	—
Purchases of marketable securities	(102,557)	(295,210)
Sales and maturities of marketable securities	174,200	262,400
Net cash provided by (used in) investing activities	70,827	(35,344)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	1,862
Proceeds from issuance of common stock from direct equity offerings, net of fees and issuance costs	—	93,507
Net cash provided by financing activities	—	95,369
Effect of exchange rate changes on cash and cash equivalents	(119)	14
Net increase (decrease) in cash, cash equivalents and restricted cash	6,141	(18,331)
Cash, cash equivalents and restricted cash at beginning of period	21,639	49,241
Cash, cash equivalents and restricted cash at end of period	$27,780	$30,910

	Nine months ended September 30,
	2026	2025
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$25,578	$30,910
Restricted cash, non-current	2,202	—
Total cash, cash equivalents and restricted cash	$27,780	$30,910

Supplemental disclosure of cash flow information
Cash paid for income taxes	$21	$—
Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchased but not paid	$—	$75
Transfers from inventory to property and equipment	$269	$—

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

The development of ProteusTM, the Company’s next-generation platform, was announced in November 2024 and is estimated to be launched in the second quarter of 2027. Proteus aims to provide single-molecule, amino acid level resolution while also providing anticipated significantly higher sequencing output per sample and increased sample throughput per run, automation of the sequencing workflow and automated data analysis as compared to Platinum Pro. The platform is being developed to be a modular, scalable system that allows for expansion in the overall platform, the number of consumables that can be processed concurrently and the overall output of sample data from the platform. The first generation of Proteus and associated sequencing consumables is anticipated to include motion control, liquid handling, and a new on-board single optical system with the ability to accept a new consumable chip that has an anticipated 80 million features. This new platform is expected to provide much deeper insights, while simplifying and significantly reducing the cost of the underlying consumable, with a wide range of proteomics applications that are addressable with our proprietary, single-molecule, kinetic detection technology.
Liquidity and Capital Resources
The Company has historically financed its operations primarily with proceeds from the issuance of equity to private investors, as well as with the proceeds received from the closing of the Business Combination. The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $765.5 million as of September 30, 2026. The Company has incurred significant operating losses, including net losses of $67.5 million and $83.7 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company had cash, cash equivalents and investments in marketable securities of $149.4 million. Management believes the Company’s cash, cash equivalents and marketable securities, together with revenue from the sales of its products and services, will be sufficient to fund its planned operations for at least the next twelve months from the date of the issuance of the accompanying unaudited Condensed Consolidated Financial Statements.
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
Global Developments

The U.S. Federal Reserve has both lowered interest rates slightly in the third and fourth quarters of 2025, and then raised interest rates in the third quarter of 2026. It is not known whether additional action will be taken to lower or raise interest rates and if further changes will have an impact on overall inflation. While these rate fluctuations have not had a significant adverse impact on the Company to date, the impact of such rate fluctuations on the overall financial markets and the economy may adversely impact the Company in the future. In addition, the global economy has experienced and may experience high levels of inflation and global supply chain disruptions. The Company continues to monitor these supply chain, inflation and interest rate factors, as well as the uncertainty resulting from the overall economic environment.
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
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments necessary to fairly state the financial position, results of operations, and cash flows for the interim periods. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2026, or any other period.
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
Restricted Cash
Restricted cash consists of deposits and other cash balances that are restricted as to withdrawal or use under the terms of certain contractual arrangements. As of September 30, 2026, restricted cash primarily consisted of $2.1 million in the form of a letter of credit held for the benefit of a landlord in connection with a lease, which is recorded within Restricted cash, non-current, on the Condensed Consolidated Balance Sheets. There was no such amount recorded as of December 31, 2025. For further information regarding restricted cash, please refer to Note 7. Leases.
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
Note 3. Investments in Marketable Securities
As of September 30, 2026 and December 31, 2025, the Company’s investments in marketable securities were determined to be available-for-sale securities, carried at fair value, with the unrealized holding gains/(losses), net of income taxes, reflected in accumulated other comprehensive income/(loss) until realized.
The following is a summary of the Company’s available-for-sale securities recorded within Marketable securities, current and non-current, on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Amortized Costs	Net Unrealized Gains (Losses)	Fair Value
Financial Assets
Short-term marketable securities:
U.S. Treasury securities	$15,416	$(10)	$15,406
Corporate bonds	39,649	(167)	39,482
Commercial paper	23,080	(39)	23,041
Total short-term marketable securities	78,145	(216)	77,929
Long-term marketable securities:
U.S. government agency bonds	41,595	(526)	41,069
Corporate bonds	4,894	(71)	4,823
Total long-term marketable securities	46,489	(597)	45,892
Total marketable securities	$124,634	$(813)	$123,821

	December 31, 2025
	Amortized Costs	Net Unrealized Gains (Losses)	Fair Value
Financial Assets
Short-term marketable securities:
U.S. Treasury securities	$43,159	$13	$43,172
Corporate bonds	14,241	5	14,246
Commercial paper	83,816	37	83,853
Total short-term marketable securities	141,216	55	141,271
Long-term marketable securities:
U.S. government agency bonds	31,100	(67)	31,033
Corporate bonds	21,805	17	21,822
Total long-term marketable securities	52,905	(50)	52,855
Total marketable securities	$194,121	$5	$194,126
The fair values of the Company’s available-for-sale securities included within Marketable securities, current and non-current, on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, by remaining contractual maturity, were as follows (in thousands):

	September 30, 2026
	One Year or Less	Over One Year Through Five Years	Total
Financial Assets
Short-term marketable securities:
U.S. Treasury securities	$15,406	$—	$15,406
Corporate bonds	39,482	—	39,482
Commercial paper	23,041	—	23,041
Total short-term marketable securities	77,929	—	77,929
Long-term marketable securities:
U.S. government agency bonds	—	41,069	41,069
Corporate bonds	—	4,823	4,823
Total long-term marketable securities	—	45,892	45,892
Total marketable securities	$77,929	$45,892	$123,821

	December 31, 2025
	One Year or Less	Over One Year Through Five Years	Total
Financial Assets
Short-term marketable securities:
U.S. Treasury securities	$43,172	$—	$43,172
Corporate bonds	14,246	—	14,246
Commercial paper	83,853	—	83,853
Total short-term marketable securities	141,271	—	141,271
Long-term marketable securities:
U.S. government agency bonds	—	31,033	31,033
Corporate bonds	—	21,822	21,822
Total long-term marketable securities	—	52,855	52,855
Total marketable securities	$141,271	$52,855	$194,126
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
The carrying value of cash and cash equivalents, restricted cash, accounts payable and accrued expenses and other current liabilities approximates their fair values due to the short-term or on-demand nature of these instruments. As of September 30, 2026 and December 31, 2025, the Company’s investment portfolio included available-for-sale securities which were comprised of money market funds, U.S. Treasury bills, U.S. government agency bonds, high-quality corporate bonds and commercial paper. The Company has U.S. Treasury bills, U.S. government agency bonds, corporate bonds and commercial paper that are classified as Level 2 due to the fair value for these instruments being determined by utilizing observable inputs in similar assets or identical assets in non-active markets.
Warrants are recorded as Warrant liabilities on the Condensed Consolidated Balance Sheets. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented as Change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The Company issued registered warrants (the “Public Warrants”) in connection with the initial public offering of HighCape as well as private placement warrants (the “Private Warrants”). The Public Warrants and Private Warrants were measured at fair value as of June 10, 2026 (the “Warrant Expiration Date”) and December 31, 2025. Prior to the Warrant Expiration Date, the Public Warrants were valued using Level 1 inputs as they were traded in an active market. The Private Warrants were valued using a binomial lattice model. The primary unobservable input utilized in determining the fair value of the Private Warrants was the expected volatility of the Company’s Class A common stock. The expected volatility was based on consideration of the implied volatility from the Company’s own Public Warrant pricing and on the historical volatility observed at guideline public companies. As of December 31, 2025, the significant assumptions used in preparing the binomial lattice model for valuing the Private Warrants liability include (i) volatility of 263.6%, (ii) risk-free interest rate of 3.6%, (iii) strike price of $11.50, (iv) fair value of Class A common stock of $1.10, and (v) expected life of 0.4 years.
There were no exercises or redemptions of the Public Warrants or Private Warrants during the three and nine months ended September 30, 2026 or 2025.
The following tables summarize the Company’s financial assets and liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	September 30, 2026
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$23,195	$—	$23,195
Marketable securities:
U.S. Treasury securities	—	15,406	15,406
U.S. government agency bonds	—	41,069	41,069
Corporate bonds	—	44,305	44,305
Commercial paper	—	23,041	23,041
Total assets at fair value on a recurring basis	$23,195	$123,821	$147,016

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$17,167	$—	$—	$17,167
Marketable securities:
U.S. Treasury securities	—	43,172	—	43,172
U.S. government agency bonds	—	31,033	—	31,033
Corporate bonds	—	36,068	—	36,068
Commercial paper	—	83,853	—	83,853
Total assets at fair value on a recurring basis	$17,167	$194,126	$—	$211,293

Liabilities:
Public Warrants	$767	$—	$—	$767
Private Warrants	—	—	27	27
Total liabilities at fair value on a recurring basis	$767	$—	$27	$794
Note 5. Inventory
Inventory consists of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$82	$453
Work in progress	872	1,794
Finished goods	686	950
Total inventory	$1,640	$3,197
There were no charges for inventory write-downs recorded in Research and development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2026. Such charges were $1.4 million for the nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, such charges recorded were $0.4 million and $1.2 million, respectively.
There were no charges for inventory write-downs recorded in Cost of revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2026. Such charges were immaterial for the nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, such charges recorded were $0.3 million and $0.6 million, respectively.

Note 6. Property and Equipment, Net
Property and equipment, net, consists of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Laboratory and production equipment	$14,965	$14,615
Computer equipment	2,245	1,761
Purchased software	57	57
Furniture and fixtures	333	318
Leasehold improvements	11,869	11,790
Construction in process	140	1,390
Subtotal	29,609	29,931
Less: Accumulated depreciation and amortization	(20,047)	(16,737)
Property and equipment, net	$9,562	$13,194
Depreciation and amortization expense is included within Cost of revenue, Research and development and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Depreciation and amortization expense was $1.2 million for both the three months ended September 30, 2026 and 2025, and $3.6 million and $3.3 million for the nine months ended September 30, 2026 and 2025, respectively. No impairments of property and equipment were recorded for both the three and nine months ended September 30, 2026 or 2025.
Note 7. Leases
Lease-related costs for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating lease cost	$458	$854	$1,351	$2,582
Variable lease cost	256	538	681	1,361
Total lease cost	$714	$1,392	$2,032	$3,943
Future minimum lease payments under non-cancellable leases as of September 30, 2026 were as follows (dollars in thousands):

Remaining Lease Payments
Remainder of 2026	$508
2027	1,996
2028	354
2029	119
Total remaining undiscounted lease payments	2,977
Less: Imputed interest	(200)
Total lease liabilities	2,777
Less: current portion	(1,845)
Long-term operating lease liabilities	$932
Weighted-average remaining lease term (in years)	1.6
Weighted-average discount rate	8.3%

The following table provides certain cash flow and supplemental cash flow information related to the Company’s lease liabilities for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine months ended September 30,
	2026	2025
Operating cash paid to settle operating lease liabilities	$1,587	$3,384
Derecognition of right-of-use asset and lease liability due to operating lease termination	$—	$1,687
On June 18, 2026, the Company entered into a facility lease agreement (the “Lease Agreement”) with Sterling City Science South Development, LLC (the “Landlord”) for the lease of approximately 54,374 square feet of office, laboratory and manufacturing space located in San Diego, California.
Upon execution of the lease, the Company paid a security deposit of approximately $0.4 million, which is recorded in Other assets on the Condensed Consolidated Balance Sheets. The Company also provided an additional security deposit in the form of a letter of credit with an initial amount of approximately $2.1 million, which is recorded within Restricted cash, non-current, on the Condensed Consolidated Balance Sheets.
As of September 30, 2026, aggregate minimum cash lease payments under the Lease Agreement were approximately $38.3 million. These payments were not included in the future minimum lease payments table above as the lease had not commenced as of September 30, 2026.
The Lease Agreement also provided for a tenant improvement allowance of up to approximately $17.1 million. As of September 30, 2026, the Company had incurred approximately $0.7 million of costs eligible for reimbursement under the tenant improvement allowance.
Subsequently, on October 30, 2026, the Company entered into a Mutual Lease Termination and Settlement Agreement (the “Termination Agreement”) with the Landlord related to the aforementioned Lease Agreement. For further information regarding the Termination Agreement, please refer to Note 18. Subsequent Event.
Note 8. Accrued Expenses and Other Current Liabilities
As of September 30, 2026 and December 31, 2025, Accrued expenses and other current liabilities included on the Condensed Consolidated Balance Sheets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Legal fees	$262	$330
Sales tax payable	683	549
Restructuring costs	1,215	—
Non-restructuring severance costs	721	137
Deferred revenue	97	133
Royalties	90	82
Other	94	274
Total accrued expenses and other current liabilities	$3,162	$1,505
Note 9. Equity Transactions
At-the-Market Equity Offering Program
The Company filed a universal shelf registration statement on Form S-3 and a subsequent amendment to the Form S-3 (the “Shelf Registration Statement”), on September 26, 2025 and October 9, 2025, respectively, covering the offering of Class A common stock, preferred stock, debt securities, warrants, rights and units.
On September 26, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink”), pursuant to which the Company may offer and sell shares of its Class A common stock, having an aggregate offering price of up to $100.0 million, from time to time through an “at-the-market” offering program under which Leerink will act as sales agent (the “ATM Offering”). The Company has no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The ATM Offering is being made pursuant to the Shelf Registration Statement and a sales agreement prospectus related to the ATM Offering. During the three and nine months ended September 30, 2026, there were no shares sold under the Sales Agreement.
Preferred Stock
As of September 30, 2026 and December 31, 2025, the Company had authorized 1,000,000 shares of preferred stock at $0.0001 par value per share. There were no preferred shares outstanding for both periods.
Preferred stock may be issued from time to time in one or more series. Any shares of preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law.
Note 10. Stock-based Compensation
Equity Incentive Plan
The Quantum-Si Incorporated 2021 Equity Incentive Plan (the “2021 Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2021 Plan. As of September 30, 2026, there were 15,391,965 shares available for future grant under the 2021 Plan.
Inducement Equity Incentive Plan
On May 8, 2023, the Company adopted the 2023 Inducement Equity Incentive Plan (the “2023 Inducement Plan”) to reserve 3,000,000 shares of its Class A common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. On August 23, 2024, the Company amended the 2023 Inducement Plan to reserve an additional 3,000,000 shares of its Class A common stock under the 2023 Inducement Plan. The terms and conditions of the 2023 Inducement Plan, as amended, are substantially similar to those of the 2021 Plan. As of September 30, 2026, there were 1,787,825 shares available for future issuance under the 2023 Inducement Plan, as amended.
Stock Options
There were no stock options awarded to participants during the three months ended September 30, 2026 and 2025. The Company granted participants an aggregate of 5,498,109 and 1,166,855 stock option awards to participants during the nine months ended September 30, 2026 and 2025, respectively, with vesting subject to the participant’s continued employment with or continued service provided to the Company through the applicable vesting dates.
The Company recorded $1.6 million for stock-based compensation related to stock options for both the three months ended September 30, 2026 and 2025, and $4.3 million and $4.8 million for stock-based compensation related to stock options for the nine months ended September 30, 2026 and 2025, respectively.
The fair value of each stock option award granted during the nine months ended September 30, 2026 was estimated as of the grant date using a Black-Scholes model with the following assumptions:

Nine months ended September 30, 2026
Expected term (in years)	5.7 - 6.0
Risk-free interest rate	3.9% - 4.6%
Expected volatility	109.4% - 111.8%
Expected dividend yield	—
Weighted average grant date fair value per share	$0.72 - $0.82

A summary of the stock option activity for the nine months ended September 30, 2026 is presented in the table below:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	19,129,950	$2.47	7.1	$22
Granted	5,498,109	$0.92
Forfeited and expired	(1,534,124)	$2.64
Outstanding at September 30, 2026	23,093,935	$2.09	6.9	$757
Options exercisable at September 30, 2026	13,048,056	$2.49	5.8	$45
Vested and expected to vest at September 30, 2026	23,093,935	$2.09	6.9	$757
As of September 30, 2026, total unrecognized stock-based compensation related to stock options was $5.5 million, which is expected to be recognized over a remaining weighted average vesting period of 1.7 years.
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
On March 15, 2024, the market conditions that trigger the vesting of these performance-based stock option awards were modified. The modified market conditions require the Company’s Class A common stock to trade above specified levels for certain defined periods of time that are different from the original awards. The Company accounted for the modifications as modifications of market conditions. The total incremental stock-based compensation expense to be recognized for these awards within Selling, general and administrative operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss is approximately $2.4 million. Incremental stock-based compensation expense for these awards was $0.2 million for each of the three months ended September 30, 2026 and 2025 and $0.6 million for each of the nine months ended September 30, 2026 and 2025.
Restricted Stock Units
The Company granted participants an aggregate of 62,493 and 9,002,002 restricted stock unit (“RSU”) awards during the three and nine months ended September 30, 2026, respectively, to participants with vesting subject to the participant’s continued employment with or continued service provided to the Company through the applicable vesting dates. During the three and nine months ended September 30, 2025, the Company granted an aggregate of 254,101 and 8,435,844 RSU awards, respectively, to participants with vesting subject to the participant’s continued employment with or continued service provided to the Company through the applicable vesting dates.
The Company recorded $1.3 million and $1.2 million for stock-based compensation related to RSU awards for the three months ended September 30, 2026 and 2025, respectively, and $4.2 million and $3.3 million for stock-based compensation related to RSU awards for the nine months ended September 30, 2026 and 2025, respectively.
A summary of the RSU activity for the nine months ended September 30, 2026 is presented in the table below:

	Number of Shares Underlying RSUs	Weighted Average Grant-Date Fair Value
Outstanding non-vested RSUs at December 31, 2025	11,118,391	$1.29
Granted	9,002,002	$0.97
Vested	(3,373,641)	$1.27
Forfeited	(4,649,011)	$1.14
Outstanding non-vested RSUs at September 30, 2026	12,097,741	$1.12
As of September 30, 2026, total unrecognized stock-based compensation related to restricted stock units was $12.6 million, which is expected to be recognized over the remaining weighted average vesting period of 2.8 years.
Stock-based Compensation Expense
Stock-based compensation is allocated to Research and development and Selling, general and administrative operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025 was allocated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Research and development	$504	$745	$1,849	$2,151
Selling, general and administrative	2,332	2,082	6,602	5,934
Total stock-based compensation	$2,836	$2,827	$8,451	$8,085
Note 11. Warrant Liabilities
Public Warrants
As of December 31, 2025, there was an aggregate of 3,833,317 outstanding Public Warrants. The Public Warrants did not meet the criteria to be classified in stockholders’ equity as the exercise of the Public Warrants could have been settled in cash upon the occurrence of a tender offer or exchange offer in which the maker of the tender offer or exchange offer, upon completion of the tender offer or exchange offer, beneficially owns more than 50% of the outstanding shares of the Company’s Class A common stock, even if it would not result in a change of control of the Company. This provision precluded the Public Warrants from being classified in equity and thus, they were classified as current liabilities on the Condensed Consolidated Balance Sheets as of December 31, 2025. These warrants expired on June 10, 2026 and, as of September 30, 2026, there were no outstanding Public Warrants.
Private Warrants
As of December 31, 2025, there were 135,000 outstanding Private Warrants. The Private Warrants did not meet the criteria to be classified in stockholders’ equity as the terms of the Private Warrants provide for potential changes to the settlement amounts depending upon the characteristics of the warrant holder, and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares. This provision precluded the Private Warrants from being classified in equity and thus, they were classified as current liabilities on the Condensed Consolidated Balance Sheets as of December 31, 2025. These warrants expired on June 10, 2026 and, as of September 30, 2026, there were no outstanding Private Warrants.
As of December 31, 2025, the combined fair value of warrant liabilities was $0.8 million. There were no such warrant liabilities as of September 30, 2026. The Company recognized a gain of $1.5 million for the three months ended September 30, 2025 as a Change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations and Comprehensive Loss. There was no such change for the three months ended September 30, 2026. The Company recognized gains of $0.8 million and $3.9 million for the nine months ended September 30, 2026 and 2025, respectively, as a Change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
There were no exercises or redemptions of the Public Warrants or Private Warrants during the three and nine months ended September 30, 2026 or 2025.
For further information regarding the warrant liabilities, please refer to Note 4. Fair Value of Financial Instruments.
Note 12. Net Loss Per Share
The Company presents both basic earnings per share (“EPS”) and diluted EPS. Basic and diluted net loss per share was the same for each period presented as the inclusion of all common share equivalents would have been anti-dilutive.
The following table presents the calculations for the three and nine months ended September 30, 2026 and 2025 of basic and diluted net loss per share for the Company’s common stock (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator
Net loss	$(22,316)	$(35,703)	$(67,521)	$(83,728)
Numerator for basic and diluted EPS - loss attributable to common stockholders	$(22,316)	$(35,703)	$(67,521)	$(83,728)
Denominator
Common stock	218,984	209,041	217,762	191,754
Denominator for basic and diluted EPS - weighted-average common stock	218,984	209,041	217,762	191,754
Basic and diluted net loss per share	$(0.10)	$(0.17)	$(0.31)	$(0.44)
Net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive.
The following potential dilutive shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive for the three and nine months ended September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025
Outstanding options to purchase common stock	23,093,935	20,039,726
Outstanding restricted stock units	12,097,741	12,563,446
Outstanding warrants	—	3,968,319
	35,191,676	36,571,491
Note 13. Restructuring
In August 2026, the Company committed to an organizational restructuring to align resources and spending with the updated Proteus development program launch timing, while maintaining resources for critical development, manufacturing and commercial readiness activities. As of September 30, 2026, restructuring liabilities were approximately $1.2 million and are included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. There were no restructuring liabilities recorded as of December 31, 2025.
The Company’s restructuring costs, primarily for cash severance and other severance costs, were allocated to the following operating expense categories as follows (in thousands):

	Research and development	Selling, general and administrative	Total
Balance as of December 31, 2025	$—	$—	$—
Restructuring charges incurred(1)	1,612	1,118	2,730
Cash payments and other adjustments(1)	(1,176)	(339)	(1,515)
Balance as of September 30, 2026	$436	$779	$1,215
Current liabilities			$1,215
Long-term liabilities			—
Total liabilities as of September 30, 2026			$1,215
(1) Restructuring charges incurred and cash payments and other adjustments include charges for cash severance and other severance costs, including health care coverage for a specified period of time after separation, and non-cash charges related to stock-based compensation expense.
The Company’s restructuring activities are expected to be completed by the end of the fourth quarter of 2026 and it does not expect to incur material additional charges associated with these activities.
Note 14. Income Taxes
Income taxes for the three and nine months ended September 30, 2026 and 2025 were recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, if they occur. The Company’s estimated annual effective tax rate was 0.00% and 0.18% for the three and nine months ended September 30, 2026, respectively. The Company’s estimated annual effective tax rate was (0.05)% and (0.06)%, for the three and nine months ended September 30, 2025 respectively. The primary reconciling items between the federal statutory rate of 21.0% and the Company’s overall effective tax rate for these periods were related to the valuation allowance recorded against the Company’s U.S. net deferred tax assets.
A valuation allowance is required when it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of sufficient future taxable income during the period in which the Company’s related temporary differences become deductible. Management believes that based on the earnings history of the Company, it is more likely than not that the benefits of these assets will not be realized, and therefore, a full valuation allowance has been recorded against the Company’s U.S. net deferred tax assets as of September 30, 2026 and December 31, 2025.
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
Significant expenses within loss from operations, as well as within net loss, include research and development, and selling, general and administrative expenses, which are each separately presented in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. Other segment items included in net loss on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss are net lease termination expense, legal settlement expense, net of insurance proceeds, dividend income, interest income, change in fair value of warrant liabilities, other expense or income, net, and benefit or provision for income taxes.
The Company’s revenue is derived from sales of products and services. Product revenue is primarily generated from the sales of instruments and consumables used in protein sequencing and analysis. Service revenue is primarily generated from service maintenance contracts including access to analysis software and advanced training for instrument use.
Total revenue generated from domestic and international sales for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Domestic	$73	$211	$343	$490
International	139	341	471	1,495
Total revenue	$212	$552	$814	$1,985
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
There were no expenses paid to 4C for the three and nine months ended September 30, 2026. There were no expenses paid to 4C for the three months ended September 30, 2025. Expenses paid to 4C for the nine months ended September 30, 2025 were $0.1 million. These expenses included amounts for month-to-month sublease arrangements for office and laboratory spaces from 4C and certain administrative expenses and are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The ARTSA also provided for the participant companies to provide other services to each other. As of both September 30, 2026 and December 31, 2025, there were no amounts payable to or payable by the Company related to such services.
Note 17. Commitments and Contingencies
Commitments
Purchase Order Commitments
The Company has non-cancellable purchase order commitments for materials primarily related to research and development materials and inventory-related components under annual and multi-year agreements, some of which have minimum quantity requirements. These commitments are not recorded as liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2026 as the Company had not yet received the related goods or services. As of September 30, 2026, the Company’s total purchase commitments under these agreements were $5.7 million, of which approximately $4.2 million and $1.5 million is estimated to be incurred during the years ended December 31, 2026 and 2027, respectively.

Licenses related to certain intellectual property
The Company licenses certain intellectual property, some of which may be utilized in its current or future product offerings. To preserve the right to use such intellectual property, the Company is required to make annual minimum fixed payments totaling approximately $0.1 million as well as royalties based on net sales if the royalties exceed annual minimum fixed payments. As of both September 30, 2026 and December 31, 2025, the Company had accrued royalties of approximately $0.1 million included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.
Other commitments
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees (the “401(k) Plan”). Contributions to the 401(k) Plan are discretionary. The Company did not make any matching contributions to the 401(k) Plan for both the three and nine months ended September 30, 2026 and 2025.
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
Note 18. Subsequent Event

Lease Termination
On October 30, 2026, the Company entered into a Mutual Lease Termination and Settlement Agreement (the “Termination Agreement”) with Sterling City Science South Development, LLC (the “Landlord”). Under the Termination Agreement, the parties mutually terminated, effective that date, the lease agreement dated June 18, 2026 (the “Lease Agreement”) for approximately 54,374 rentable square feet of planned office, laboratory and manufacturing space at 9955 Pacific Heights

Boulevard, San Diego, California. The lease term had not yet commenced, and, accordingly, the Company had not recognized a right-of-use asset or lease liability associated with the Lease Agreement. As a result of the termination, the Company was released from approximately $38.3 million of aggregate minimum cash lease payments associated with the Lease Agreement. The Company has no further obligations under the Lease Agreement.
Under the Termination Agreement, the Landlord is required to pay the Company approximately $1.3 million, consisting of $0.7 million for the reimbursement of costs incurred by the Company in connection with the tenant improvement allowance, a $0.4 million security deposit refund, and $0.2 million of legal and other related fees. In addition, the Landlord is required to facilitate the return and cancellation of the Company’s approximately $2.1 million letter of credit that had secured the Company’s obligations under the lease.
The Company determined that the Termination Agreement represents a nonrecognized subsequent event. Accordingly, the Company’s Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2026 have not been adjusted for the effects of the Termination Agreement. The Company does not expect the termination to have a material impact on its Consolidated Statements of Operations and Comprehensive Loss.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with (i) the unaudited Condensed Consolidated Financial Statements and notes thereto contained in this Quarterly Report on Form 10-Q, (ii) the Consolidated Financial Statements and notes thereto for the year ended December 31, 2025 contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2026, and (iii) our other public reports filed with the SEC. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025, this Quarterly Report on Form 10-Q and in other filings that we make with the Securities and Exchange Commission. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” or “Quantum-Si” are intended to mean the business and operations of Quantum-Si Incorporated and its consolidated subsidiaries. The unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2026 and 2025 present the financial position and results of operations of Quantum-Si Incorporated and its consolidated subsidiaries.
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
Most importantly, this roadmap includes the development of ProteusTM, our next-generation platform, which was announced in November 2024 and is estimated to be launched in the second quarter of 2027. Proteus aims to provide single-molecule, amino acid level resolution while also providing anticipated significantly higher sequencing output per sample and increased sample throughput per run, automation of the sequencing workflow and automated data analysis as compared to Platinum Pro. The Proteus platform is being developed to be a modular, scalable system that allows for expansion in the overall platform, the number of consumables that can be processed concurrently and the overall output of sample data from the platform. The first generation of Proteus and associated sequencing consumables is anticipated to include motion control, liquid handling, and a new on-board single optical system with the ability to accept a new consumable chip that has an anticipated 80 million features. We believe this new platform will provide much deeper insights while simplifying and significantly reducing the cost of the underlying consumable. In addition, during our presentation in November 2025, we provided data demonstrating the wide range of proteomics applications that are addressable with our proprietary, single-molecule, kinetic detection technology. As a result of the anticipated launch of Proteus, we expect some customers may delay purchasing decisions for existing products, which is expected to adversely impact revenue until Proteus becomes commercially available.
Restructuring
In August 2026, we announced that we committed to an organizational restructuring to align resources and spending with the updated Proteus development program launch timing, while maintaining resources for critical development, manufacturing and commercial readiness activities. As a result, we terminated approximately 20% of our 152 employee workforce. In connection with the restructuring, we recognized one-time cash charges related to severance and other benefits of approximately $2.6 million and non-cash expense related to stock option modifications of approximately $0.1 million in the third quarter of 2026. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring. Our restructuring activities are expected to be completed by the end of the fourth quarter of 2026 and we do not expect to incur material additional charges associated with these activities. For further information regarding our restructuring activities, please refer to Note 13. Restructuring in the notes to the unaudited Condensed Consolidated Financial Statements.

Results of Operations for the Three and Nine Months Ended September 30, 2026 as Compared to the Three and Nine Months Ended September 30, 2025
The following table presents the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue
Product	$173	$505	$(332)	(65.7)%	$703	$1,871	$(1,168)	(62.4)%
Service	39	47	(8)	(17.0)%	111	114	(3)	(2.6)%
Total revenue	212	552	(340)	(61.6)%	814	1,985	(1,171)	(59.0)%

Cost of revenue
Product	138	353	(215)	(60.9)%	487	920	(433)	(47.1)%
Service	—	5	(5)	(100.0)%	7	34	(27)	(79.4)%
Total cost of revenue	138	358	(220)	(61.5)%	494	954	(460)	(48.2)%

Gross profit	74	194	(120)	(61.9)%	320	1,031	(711)	(69.0)%

Operating expenses:
Research and development	13,779	13,883	(104)	(0.7)%	44,090	42,813	1,277	3.0%
Selling, general and administrative	10,071	10,707	(636)	(5.9)%	29,688	34,484	(4,796)	(13.9)%
Lease termination expense, net	—	13,577	(13,577)	(100.0)%	—	13,577	(13,577)	(100.0)%
Legal settlement expense, net of insurance proceeds	—	1,800	(1,800)	(100.0)%	—	5,162	(5,162)	(100.0)%
Total operating expenses	23,850	39,967	(16,117)	(40.3)%	73,778	96,036	(22,258)	(23.2)%
Loss from operations	(23,776)	(39,773)	15,997	(40.2)%	(73,458)	(95,005)	21,547	(22.7)%
Dividend income	123	166	(43)	(25.9)%	368	542	(174)	(32.1)%
Interest income	1,355	2,414	(1,059)	(43.9)%	4,643	6,897	(2,254)	(32.7)%
Change in fair value of warrant liabilities	—	1,516	(1,516)	(100.0)%	794	3,923	(3,129)	(79.8)%
Other (expense) income, net	(18)	(7)	(11)	157.1%	10	(35)	45	(128.6)%
Loss before (provision) benefit for income taxes	(22,316)	(35,684)	13,368	(37.5)%	(67,643)	(83,678)	16,035	(19.2)%
(Provision) benefit for income taxes	—	(19)	19	(100.0)%	122	(50)	172	(344.0)%
Net loss	$(22,316)	$(35,703)	$13,387	(37.5)%	$(67,521)	$(83,728)	$16,207	(19.4)%
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

Revenue, Cost of revenue and Gross profit for the three and nine months ended September 30, 2026 and 2025 were as follows (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue
Product	$173	$505	$(332)	(65.7)%	$703	$1,871	$(1,168)	(62.4)%
Service	39	47	(8)	(17.0)%	111	114	(3)	(2.6)%
Total revenue	212	552	(340)	(61.6)%	814	1,985	(1,171)	(59.0)%

Cost of revenue
Product	138	353	(215)	(60.9)%	487	920	(433)	(47.1)%
Service	—	5	(5)	(100.0)%	7	34	(27)	(79.4)%
Total cost of revenue	138	358	(220)	(61.5)%	494	954	(460)	(48.2)%

Gross profit	$74	$194	$(120)	(61.9)%	$320	$1,031	$(711)	(69.0)%
Gross profit margin	34.9%	35.1%			39.3%	51.9%
Total revenue for the sale of our Platinum line of instruments, related reagent kits and service maintenance contracts decreased by $0.3 million, or 61.6%, and $1.2 million, or 59.0%, for the three and nine months ended September 30, 2026, respectively, when compared to the same periods in 2025. The decrease in revenue was primarily driven by lower sales volumes of instruments and consumables as customers deferred purchasing decisions in anticipation of the expected commercial launch of Proteus. We expect revenue in 2026 to continue to be impacted as customers may delay purchases ahead of Proteus becoming commercially available.
Total cost of revenue decreased $0.2 million, or 61.5%, and $0.5 million, or 48.2%, for the three and nine months ended September 30, 2026, respectively, when compared to the same periods in 2025. These decreases in cost of revenue were directly correlated to the relative revenue and volume decreases for the three and nine months ended September 30, 2026 as compared to the same periods in 2025.
Gross profit decreased $0.1 million, or 61.9%, and $0.7 million, or 69.0%, for the three and nine months ended September 30, 2026, when compared to the same periods in 2025.

Gross profit margin was 34.9% and 39.3% for the three and nine months ended September 30, 2026, respectively, as compared to 35.1% and 51.9% for the same periods in 2025, respectively. These changes in margin were primarily based on the mix of products sold during each period. We expect gross profit margin to be variable for the foreseeable future as we work through our continued commercialization efforts.
Research and Development Expenses
Research and development expenses primarily consist of personnel costs and benefits, stock-based compensation, lab supplies, consulting and professional services, fabrication services, charges related to product without an alternative future use, facilities costs, software, and other outsourced expenses. Research and development expenses are primarily related to developing new products and services and are recognized as incurred.
Research and development expenses for the three and nine months ended September 30, 2026 and 2025 were as follows (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Research and development	$13,779	$13,883	$(104)	(0.7)%	$44,090	$42,813	$1,277	3.0%

Research and development expenses decreased by $0.1 million, or 0.7%, for the three months ended September 30, 2026, when compared to the same period in 2025. This decrease was primarily driven by a $0.8 million decrease in outsourced services, a $0.6 million decrease in facility-related costs, primarily driven by the New Haven lease termination that occurred in the third quarter of 2025, and a $0.3 million decrease in tax-related expense, primarily due to higher research and development tax credits recognized. These decreases were partially offset by a $0.8 million increase in payroll and payroll-related costs, primarily due to higher severance costs related to the August 2026 restructuring that were partially offset by lower payroll, bonus, and non-restructuring severance expenses, a $0.4 million increase in laboratory supplies and a $0.4 million net increase in other research and development expenses.
Research and development expenses increased by $1.3 million, or 3.0%, for the nine months ended September 30, 2026, when compared to the same period in 2025. This increase was primarily driven by a $1.5 million increase in laboratory supplies, a $1.4 million increase in payroll and payroll-related costs, primarily due to higher severance costs related to the August 2026 restructuring that were partially offset by lower bonus and non-restructuring severance expenses, a $0.4 million increase in depreciation expense and a $0.3 million net increase in other research and development expenses. These increases were partially offset by a $1.8 million decrease in facility-related costs primarily driven by the New Haven lease termination that occurred in the third quarter of 2025, a $0.3 million decrease in tax-related expense, primarily due to higher research and development tax credits recognized, and a $0.2 million decrease in professional services and consulting fees.
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of personnel costs and benefits, stock-based compensation, patent and filing fees, consulting and professional services, legal and accounting services, facilities costs, depreciation and amortization expense, insurance and office expenses, product advertising and marketing.
Selling, general and administrative expenses for the three and nine months ended September 30, 2026 and 2025 were as follows (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Selling, general and administrative	$10,071	$10,707	$(636)	(5.9)%	$29,688	$34,484	$(4,796)	(13.9)%
Selling, general and administrative expenses decreased $0.6 million, or 5.9%, for the three months ended September 30, 2026, when compared to the same period in 2025. This decrease was primarily due to a $0.7 million decrease in legal fees, a $0.4 million decrease in professional services and consulting fees, a $0.2 million decrease in trade show and other marketing-related costs and a $0.2 million net decrease in other selling, general and administrative expenses. These decreases were partially offset by a $0.4 million increase in payroll and payroll-related costs, primarily due to higher severance costs related to the August 2026 restructuring that were partially offset by lower payroll, bonus, and non-restructuring severance expenses, a $0.3 million increase in stock-based compensation expense and a $0.2 million increase in personal property tax expense.
Selling, general and administrative expenses decreased $4.8 million, or 13.9%, for the nine months ended September 30, 2026, when compared to the same period in 2025. This decrease was primarily due to a $3.0 million decrease in legal fees, a $1.0 million decrease in professional services and consulting fees, a $0.6 million decrease in trade show and other marketing-related costs, a $0.3 million decrease in payroll and payroll-related costs, primarily due to lower payroll and bonus expenses that were partially offset by higher severance costs related to the August 2026 restructuring, a $0.3 million decrease in insurance expense and a $0.3 million net decrease in other selling, general and administrative expenses. These decreases were partially offset by a $0.7 million increase in stock-based compensation.

Lease Termination Expense, Net
For the three and nine months ended September 30, 2026 and 2025, Lease termination expense, net was as follows (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Lease termination expense, net	$—	$13,577	$(13,577)	(100.0)%	$—	$13,577	$(13,577)	(100.0)%
Lease termination expense, net, decreased $13.6 million for both the three and nine months ended September 30, 2026 compared to the same periods in 2025. This decrease was due to a settlement agreement to terminate the New Haven, Connecticut lease that occurred in the third quarter of 2025.
Legal Settlement Expense, Net of Insurance Proceeds
For the three and nine months ended September 30, 2026 and 2025, Legal settlement expense, net of insurance proceeds was as follows (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Legal settlement expense, net of insurance proceeds	$—	$1,800	$(1,800)	(100.0)%	$—	$5,162	$(5,162)	(100.0)%
Legal settlement expense, net of insurance proceeds, decreased $1.8 million, or 100.0%, and $5.2 million, or 100.0%, for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The $1.8 million of expense that occurred in the three months ended September 30, 2025 was related to a settlement being paid to the prior contract manufacturer that had manufactured the Platinum and Carbon instruments. The additional $3.4 million in the nine months ended September 30, 2025, was related to the preliminary legal settlement being reached for the Delaware Stockholder Litigation in the second quarter of 2025. For further information on these settlements, please refer to Note 17. Commitments and Contingencies in the notes to the unaudited Condensed Consolidated Financial Statements.
Dividend Income and Interest Income
For the three and nine months ended September 30, 2026 and 2025, dividend income and interest income were derived primarily from money market mutual funds and fixed income securities, respectively.
Dividend income and interest income for the three and nine months ended September 30, 2026 and 2025 were as follows (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Dividend income	$123	$166	$(43)	(25.9)%	$368	$542	$(174)	(32.1)%
Interest income	$1,355	$2,414	$(1,059)	(43.9)%	$4,643	$6,897	$(2,254)	(32.7)%
Dividend income decreased by $43.0 thousand, or 25.9%, and $0.2 million, or 32.1%, for the three and nine months ended September 30, 2026, respectively, when compared to the same periods in 2025.
Interest income decreased by $1.1 million, or 43.9%, and $2.3 million, or 32.7%, for the three and nine months ended September 30, 2026, respectively, when compared to the same periods in 2025.
These decreases in dividend income and interest income were a result of lower average invested balances and changes in market interest rates and investment yields in both the three and nine months ended September 30, 2026.

Change in Fair Value of Warrant Liabilities
Warrant liabilities were recorded at fair value as part of the Business Combination. Change in fair value of warrant liabilities primarily consists of the change in the fair value of our Public Warrants and Private Warrants.
The Public Warrants and Private Warrants expired on June 10, 2026.
Change in fair value of warrant liabilities for the three and nine months ended September 30, 2026 and 2025 was as follows (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Change in fair value of warrant liabilities	$—	$1,516	$(1,516)	(100.0)%	$794	$3,923	$(3,129)	(79.8)%
For the three months ended September 30, 2026, there was no change in fair value of warrant liabilities as compared to $1.5 million of income from the decrease in the fair value of warrant liabilities for the same period in 2025. The income recognized for the three months ended September 30, 2025 was primarily driven by the change in the underlying trading price of our Class A common stock during the period.
For the nine months ended September 30, 2026, we recognized $0.8 million of income due to the expiration of the outstanding Public Warrants and Private Warrants and the change in the underlying trading price of our Class A common stock during the period. For the nine months ended September 30, 2025, we recognized $3.9 million of income from the decrease in the fair value of warrant liabilities, primarily driven by the change in the underlying trading price of our Class A common stock during the period.
Other (Expense) Income, Net
Other (expense) income, net, primarily consists of currency revaluations. Other (expense) income, net, for the three and nine months ended September 30, 2026 and 2025 was as follows (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Other (expense) income, net	$(18)	$(7)	$(11)	157.1%	$10	$(35)	$45	(128.6)%
Liquidity and Capital Resources
The following table presents a summary of our consolidated cash flows for operating, investing, and financing activities for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine months ended September 30,
	2026	2025
Net cash used in operating activities	$(64,567)	$(78,370)
Net cash provided by (used in) investing activities	70,827	(35,344)
Net cash provided by financing activities	—	95,369
Effect of exchange rate changes on cash and cash equivalents	(119)	14
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,141	$(18,331)
Net cash used in operating activities
Net cash used in operating activities was $64.6 million during the nine months ended September 30, 2026. Net cash used was primarily attributable to our net loss of $67.5 million, resulting from continued spend on research and development and commercialization efforts. Net cash used was further impacted by $8.7 million of cash used from net changes in operating assets and liabilities, primarily due to the timing of cash receipts and payments for a legal settlement and activities in the ordinary course of business. In addition, operating cash flows were reduced by non-cash gains, including $2.2 million of accretion on marketable securities and a $0.8 million gain from changes in the fair value of warrant liabilities, primarily driven by the change in the underlying trading price of our Class A common stock. These items were partially offset by non-cash expenses, including stock-based compensation of $8.5 million, depreciation and amortization of $3.6 million, inventory write-downs of $1.4 million and non-cash lease expense of $1.2 million.
Net cash used in operating activities was $78.4 million during the nine months ended September 30, 2025. Net cash used was primarily attributable to our net loss of $83.7 million resulting from continued spend on research and development and commercialization efforts. Net cash used was further impacted by $2.8 million of cash used from net changes in operating assets and liabilities, primarily due to the timing of cash receipts and payments in the ordinary course of business. In addition, operating cash flows were reduced by non-cash gains, including $6.5 million of accretion on marketable securities and a $3.9 million gain from changes in fair value of warrant liabilities, primarily driven by the change in the underlying trading price of our Class A common stock. These items were partially offset by non-cash expenses, including stock-based compensation of $8.1 million, depreciation and amortization of $3.3 million, a loss on lease termination of $2.3 million and related $1.2 million write-off of construction in process for the New Haven, Connecticut lease, non-cash lease expense of $1.9 million, inventory write-downs of $1.8 million.
We expect operating cash usage to continue to be impacted by operating results and working capital requirements.
Net cash provided by (used in) investing activities
Net cash provided by investing activities was $70.8 million during the nine months ended September 30, 2026 compared to net cash used in investing activities of $35.3 million during the same period in 2025. Net cash provided by investing activities during the current period was primarily attributable to approximately $174.2 million of proceeds from sales and maturities of marketable securities, partially offset by $102.6 million of purchases of marketable securities, $0.5 million of purchases of property and equipment and $0.4 million of lease security deposits paid for the lease of a new facility in San Diego, California, which was subsequently terminated as described below under the header Contractual Obligations and Off-Balance Sheet Arrangements. The net cash inflow reflected the ongoing management of our investment portfolio to optimize liquidity and align investment maturities with anticipated cash requirements, while preserving capital, minimizing exposure to market and credit risk, and supporting our ability to fund ongoing research and development initiatives and operating needs. We also expect our net invested capital balance to vary in future quarters as we fund our operating needs primarily through our investment portfolio.
Net cash provided by financing activities
There was no net cash provided by financing activities during the nine months ended September 30, 2026 compared to $95.4 million of net cash provided by financing activities during the same period in 2025. Net cash provided by financing activities during the prior‑year period was due to approximately $93.5 million of net proceeds from the issuance of common stock from net direct equity and pre-funded warrant offerings that occurred in January and July of 2025 and approximately $1.9 million in proceeds from the exercise of stock options. Further information regarding the direct equity offering can be found below under the header Liquidity Outlook.
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
As of September 30, 2026, we had cash and cash equivalents and investments in marketable securities of $149.4 million. Our future capital requirements may vary from those currently planned and will depend on various factors including the pace and success of product commercialization.
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
On September 26, 2025, we entered into a Sales Agreement (the “Leerink Sales Agreement”) with Leerink Partners LLC, pursuant to which we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $100.0 million from time to time through an “at-the-market” offering program (the “2025 ATM Offering”). We have no obligation to sell any shares under the Leerink Sales Agreement and may at any time suspend solicitation and offers under the Leerink Sales Agreement. The 2025 ATM Offering is being made pursuant to the 2025 Shelf Registration Statement and a prospectus supplement related to the 2025 ATM Offering. During the three and nine months ended September 30, 2026 and the year ended December 31, 2025, there were no shares sold under the Leerink Sales Agreement. Shares offered and sold in the 2025 ATM Offering, if any, will be sold pursuant to the 2025 Shelf Registration Statement.

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
Capital Expenditures
We forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate our capital expenditures for the year ended December 31, 2026 will be approximately $2.0 million. We have funded and plan to continue funding these capital expenditures with cash and financing.
Contractual Obligations and Off-Balance Sheet Arrangements
We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Such arrangements include those related to our lease commitments, purchase order commitments and license agreements related to certain intellectual property.
Aside from the new Lease Agreement, subsequent Termination Agreement and our purchase order commitments, each as described below, there have been no material changes in our contractual obligations, including those related to our other lease agreements, since December 31, 2025.
Leases
We lease certain facilities and equipment under non-cancellable lease agreements that expire at various dates through 2029. As of September 30, 2026, future minimum lease payments were approximately $3.0 million.
On June 18, 2026, we entered into a facility lease agreement (the “Lease Agreement”) with Sterling City Science South Development, LLC (the “Landlord”) for the lease of approximately 54,374 square feet of office, laboratory and manufacturing space located in San Diego, California.
Upon execution of the lease, we paid a security deposit of approximately $0.4 million, which is recorded in Other assets on the Condensed Consolidated Balance Sheets. We also provided an additional security deposit in the form of a letter of credit with an initial amount of approximately $2.1 million, which is recorded within Restricted cash, non-current, on the Condensed Consolidated Balance Sheets.
As of September 30, 2026, aggregate minimum cash lease payments under the Lease Agreement were approximately $38.3 million. These payments were not included in the future minimum lease payments as the lease had not commenced as of September 30, 2026.
The Lease Agreement also provided for a tenant improvement allowance of up to approximately $17.1 million. As of September 30, 2026, we had incurred approximately $0.7 million of costs eligible for reimbursement under the tenant improvement allowance.
Subsequently, on October 30, 2026, we entered into a Mutual Lease Termination and Settlement Agreement (the “Termination Agreement”) with the Landlord related to the aforementioned Lease Agreement. For further information regarding the Termination Agreement, please refer to Note 18. Subsequent Event in the notes to the unaudited Condensed Consolidated Financial Statements..
Purchase Order Commitments
We have non-cancellable purchase order commitments for materials primarily related to research and development materials and inventory-related components under annual and multi-year agreements, some of which have minimum quantity requirements. These commitments are not recorded as liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2026 as we had not yet received the related goods or services. As of September 30, 2026, our total purchase commitments under these agreements were $5.7 million, of which approximately $4.2 million and $1.5 million is estimated to be incurred during the years ended December 31, 2026 and 2027, respectively.

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
Interest rate risk
We are exposed to market risk with respect to certain of our cash and cash equivalents and marketable securities. As of September 30, 2026, our investments are comprised primarily of investments in money market funds backed by U.S. government issued securities, U.S. Treasury bills, U.S. government agency bonds, high-quality corporate bonds and commercial paper. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Based on the short-term nature of the majority of our holdings, future interest rate changes are not expected to have a material impact on our marketable securities.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS.
Our business, results of operations, financial condition and cash flows are subject to various risks and uncertainties including the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 3, 2026, and the risk factors described below. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.
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
We rely on certain contract manufacturers to manufacture and supply our instruments, components of our instruments, and certain components of our consumable offerings. Since most of our contracts with these manufacturers do not commit them to carry inventory or make available any particular quantities, these manufacturers may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. Also, if these manufacturers are unable to obtain critical components used in our instruments or supply our instruments on the timelines we require, our business and commercialization efforts would be harmed. Further, any strategic decision to slow, pause, or stop any core supply based on assumptions of adequate safety stock that subsequently proves to be an incorrect estimate of supply needs could result in a supply disruption based on the ability to ramp up or slowness in ramp down processes.
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
Certain of the components and consumables used in our instruments and consumable offerings are sourced from a limited number, or sole source suppliers. If we were to lose such a supplier, there can be no assurance that we will be able to identify or enter into an agreement with an alternative supplier on a timely basis on acceptable terms, if at all. An interruption in our ability to sell and deliver instruments or consumable offerings to customers could occur if we encounter delays or difficulties in securing these components or consumables, or if the quality of the components or consumables supplied do not meet specifications, or if we cannot then obtain an acceptable substitute. In the past, our suppliers have been impacted by global pandemics and epidemics, such as the COVID pandemic, and we have experienced supply delays for critical hardware and instrumentation as a result. If any of these events occur, our business, results of operations, financial condition and prospects could be harmed.
As the development and use of artificial intelligence (“AI”) has ramped up globally, overall supply chains have become constrained, potentially impacting our supply chain and ability to manufacture our products in a timely fashion to satisfy customer demand. Constraints in supply chains as a result of AI can impact all areas of the underlying supply chain, well beyond access to specialized semiconductors, memory or related parts, but continuing down to all underlying raw materials. Finally, access to specialized semiconductors and related AI components, whether due to geopolitical tensions, export controls, manufacturing constraints, natural disasters, or supplier-specific issues, could materially impair our ability to manufacture our products or meet customer demand.

We could fail to maintain the listing of our Class A common stock on the Nasdaq Stock Market LLC (“Nasdaq”), which could seriously harm the liquidity of our shares and our ability to raise capital or complete a strategic transaction.
Nasdaq has established continued listing requirements, including a requirement to maintain a minimum closing bid price of at least $1.00 per share. On July 23, 2026, we received written notice from Nasdaq notifying us that, because the closing bid price for our Class A common stock had fallen below $1.00 per share for 30 consecutive business days, we had no longer met the minimum bid price requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had been provided an initial period of 180 calendar days, or until January 19, 2027 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price of our Class A common stock must have been at least $1.00 per share for a minimum of 10 consecutive business days during this 180-calendar day period. If we did not regain compliance with the Bid Price Requirement by the Compliance Date, we may have been eligible for an additional 180-calendar day compliance period. To qualify, we would need to transfer the listing of our Class A common stock to The Nasdaq Capital Market and meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the Bid Price Requirement. To effect such a transfer, we would also need to pay an application fee to Nasdaq and would need to provide written notice to the Staff of our intention to cure the deficiency during the additional compliance period. On October 14, 2026, we were notified by Nasdaq that we had regained compliance with the closing bid price of $1.00 effective October 13, 2026.
Despite regaining compliance on October 13, 2026, there can be no assurance that we will be able to maintain compliance with the Bid Price Requirement or maintain compliance with other Nasdaq requirements in the future. If we are not able to maintain compliance with Nasdaq requirements, our Class A common stock may be delisted from Nasdaq, which could have a material adverse effect on us and our stockholders, including by reducing the liquidity of our shares and having a material adverse effect on our ability to raise capital or complete a strategic transaction.

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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 Trading Arrangements
Effective August 26, 2026, Dr. Jonathan Rothberg, who is a member of the Board, acting on his own behalf and on behalf of entities owned by trusts created for the benefit of his children, entered into a 10b5-1 sales plan (the “Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Sales Plan provides for the sale of up to 8,947,746 shares of the Company’s Class A common stock beginning on January 15, 2027 and shall terminate upon the earliest of (i) January 15, 2028, (ii) the sale of 8,947,746 shares of the Company’s Class A common stock, or (iii) the occurrence of any of the other terminating events set forth in the Sales Plan.
Other than as disclosed above, during the quarter ended September 30, 2026, no other officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Lease Termination
On October 30, 2026, Quantum-Si Incorporated (the “Company”) entered into a Mutual Lease Termination and Settlement Agreement (the “Termination Agreement”) with Sterling City Science South Development, LLC (the “Landlord”). Under the Termination Agreement, the parties mutually terminated, effective that date, the lease agreement dated June 18, 2026 (the “Lease Agreement”) for approximately 54,374 rentable square feet of planned office, laboratory and manufacturing space at 9955 Pacific Heights Boulevard, San Diego, California. The Lease Agreement was previously described in the Company’s Current Report on Form 8-K filed on June 24, 2026. It provided for a ten-year term, aggregate minimum cash lease payments of approximately $38.3 million and a tenant improvement allowance of up to approximately $17.1 million. The lease term had not commenced, and, subject to the effectiveness of the mutual releases described below, the Company has no further obligations under the Lease Agreement.
Under the Termination Agreement, the Landlord is required to pay the Company approximately $1.3 million. This consists of approximately $0.7 million in reimbursement of tenant improvement costs incurred by the Company, approximately $0.4 million as a refund, with interest, of the security deposit paid upon execution of the Lease Agreement, and approximately $0.2 million in reimbursement of legal fees and letter of credit fees. The Landlord is also required to cause the return, for cancellation, of the Company’s approximately $2.1 million letter of credit that secured its obligations under the Lease Agreement. The parties exchanged mutual releases of claims relating to the Lease Agreement; the Company’s release becomes effective upon its receipt of the payment. The Company did not incur any early termination penalties. Other than the Lease Agreement, there is no material relationship between the Company or its affiliates and the Landlord.

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

QUANTUM-SI INCORPORATED

Date: November 5, 2026	By:	/s/ Jeffrey Hawkins
Jeffrey Hawkins
President and Chief Executive Officer

Date: November 5, 2026	By:	/s/ Jeffry Keyes
Jeffry Keyes
Chief Financial Officer and Treasurer